Form 10-Q
period 1999-06-30
TEAM FINANCIAL INC /KS
filed 1999-08-16
CIK 1082484

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999.

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to ___________________

                          Commission File No.:000-26335

                              TEAM FINANCIAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       KANSAS                                                                   48-1017164
(State of Incorporation)                                      (I.R.S. Employer Identification Number)

                            8 WEST PEORIA, SUITE 200
                               PAOLA, KANSAS 66071
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (913) 294-9667
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ ]   No  [X]

         The number of shares outstanding of the registrant's common stock, $.01 par value per share, as of August 11, 1999: 3,701,803

                          PART I. FINANCIAL INFORMATION

         The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, of a normal recurring nature necessary to a fair statement of results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. The statements should be read in conjunction with "Risk Factors" and the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Registration Statement on Form S-1 declared effective on June 21, 1999, File No. 333-76163.

                      TEAM FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                       June 30,     December 31,
                                                                                        1999            1998
ASSETS                                                                               (Unaudited)
                                                                                     -----------    ------------
Cash and due from banks                                                               $  20,245         27,397
Federal funds sold and interest-bearing deposits                                              -          4,502
                                                                                      ---------      ---------
                                                                                         20,245         31,899
                                                                                      ---------      ---------
Investment securities:
    Available-for-sale                                                                  111,430        109,296
    Held-to-maturity                                                                     25,058         25,742
                                                                                      ---------      ---------
           Total investment securities                                                  136,488        135,038
                                                                                      ---------      ---------

Loans, net of unearned fees                                                             262,167        256,126
Allowance for loan losses                                                                 2,734          2,541
                                                                                      ---------      ---------
           Net loans                                                                    259,433        253,585
                                                                                      ---------      ---------

Bank premises and equipment, net                                                          8,908          8,560
Assets acquired through foreclosure                                                         715            906
Goodwill, net of accumulated amortization                                                 5,631          5,850
Other assets                                                                              6,731          6,514
                                                                                      ---------      ---------
           Total assets                                                               $ 438,151        442,352
                                                                                      =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                              $ 376,899        384,347
Federal funds purchased and securities sold under agreements
    to repurchase                                                                         5,263          6,273
Accrued expenses and other liabilities                                                    3,445          3,271
Notes payable                                                                            19,012         23,060
                                                                                      ---------      ---------
           Total liabilities                                                            404,619        416,951
                                                                                      ---------      ---------

Redeemable common stock held by ESOP, net of unearned compensation (note 2)                   -         16,876

Stockholders' equity
    Preferred stock, no par value; 10,000,000 shares authorized, no shares issued             -              -
    Common stock, no par value; 50,000,000 shares authorized, 3,728,808 and
     3,020,098 shares issued at June 30, 1999 and December 31, 1998                      20,781         13,980
    Capital surplus                                                                         122            122
    Retained earnings                                                                    13,173         11,921
    Treasury stock, 27,005 shares of common stock
     at June 30, 1999 and December 31, 1998                                                (187)          (187)
    Accumulated other comprehensive income (loss)                                          (357)           565
    Unearned compensation                                                                     -         (1,000)
    Less redeemable common stock held by ESOP, net of unearned compensation                   -        (16,876)
                                                                                      ---------      ---------
           Total stockholders' equity                                                    33,532          8,525

Commitments and contingencies                                                         ---------      ---------
                                                                                      $ 438,151        442,352
                                                                                      =========      =========

See accompanying notes to the unaudited consolidated financial statements

                      TEAM FINANCIAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                                    Six months ended
                                                                                        June 30,
                                                                                   1999        1998
                                                                                  -------     -------
Interest income:
   Loans, including fees                                                          $11,377      11,194
   Taxable investment securities                                                    3,466       3,613
   Nontaxable investment securities                                                   589         543
   Other                                                                              325         123
                                                                                  -------     -------
           Total interest income                                                   15,757      15,473
                                                                                  -------     -------
Interest expense:
   Deposits                                                                         7,205       7,312
   Federal funds purchased and securities sold under agreements to repurchase         147         260
   Notes payable                                                                      703         605
                                                                                  -------     -------
           Total interest expense                                                   8,055       8,177
                                                                                  -------     -------

           Net interest income                                                      7,702       7,296

Provision for loan losses                                                             386         724
                                                                                  -------     -------
           Net interest income after provision for loan losses                      7,316       6,572
                                                                                  -------     -------
Other income:
   Service charges                                                                  1,131         960
   Trust fees                                                                         295         133
   Gain on sales of mortgage loans                                                    304         334
   Gain on sales of investment securities                                               1           5
   Other                                                                              587         627
                                                                                  -------     -------
           Total other income                                                       2,318       2,059
                                                                                  -------     -------
Other expenses:
   Salaries and employee benefits                                                   3,711       3,631
   Occupancy and equipment                                                            876         895
   Data processing                                                                    695         585
   Professional fees                                                                  286         314
   Marketing                                                                          115         235
   Goodwill and other intangible amortization                                         335         233
   Other                                                                            1,323       1,562
                                                                                  -------     -------
           Total other expenses                                                     7,341       7,455
                                                                                  -------     -------

           Income before income taxes                                               2,293       1,176

Income taxes                                                                          706         293
                                                                                  -------     -------
           Net income                                                             $ 1,587         883
                                                                                  =======     =======
Basic and diluted income per share                                                $   .55         .32
                                                                                  =======     =======


See accompanying notes to the unaudited consolidated financial statements

                      TEAM FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
            (Dollars in thousands, except per share data)
                             (Unaudited)


                                                                                    Three months ended
                                                                                          June 30,
                                                                                     1999       1998
                                                                                    ------     -------
Interest income:
   Loans, including fees                                                            $5,698      5,800
   Taxable investment securities                                                     1,739      1,833
   Nontaxable investment securities                                                    293        280
   Other                                                                               135         34
                                                                                    ------     ------
          Total interest income                                                      7,865      7,947
                                                                                    ------     ------
Interest expense:
   Deposits                                                                          3,589      3,790
   Federal funds purchased and securities sold under agreements to repurchase           58        124
   Notes payable                                                                       380        356
                                                                                    ------     ------
          Total interest expense                                                     4,027      4,270
                                                                                    ------     ------

          Net interest income                                                        3,838      3,677

Provision for loan losses                                                              203        278
                                                                                    ------     ------

          Net interest income after provision for loan losses                        3,635      3,399
                                                                                    ------     ------
Other income:
   Service charges                                                                     591        499
   Trust fees                                                                          154         54
   Gain on sales of mortgage loans                                                     112        197
   Gain on sales of investment securities                                                1          4
   Other                                                                               277        392
                                                                                    ------     ------
          Total other income                                                         1,135      1,146
                                                                                    ------     ------
Other expenses:
   Salaries and employee benefits                                                    1,853      1,865
   Occupancy and equipment                                                             415        483
   Data processing                                                                     352        312
   Professional fees                                                                    83        208
   Marketing                                                                            61        114
   Goodwill and other intangible amortization                                          162         75
   Other                                                                               726        893
                                                                                    ------     ------
          Total other expenses                                                       3,652      3,950
                                                                                    ------     ------

          Income before income taxes                                                 1,118        595

Income taxes                                                                           358        148
                                                                                    ------     ------

          Net income                                                                $  760        447
                                                                                    ======     ======

Basic and diluted income per share                                                  $  .26        .16
                                                                                    ======     ======


See accompanying notes to the unaudited consolidated financial statements

                     TEAM FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                            Six months ended
                                                                                June 30,
                                                                           1999          1998
                                                                         --------      --------
Cash flows from operating activities:
   Net income                                                            $  1,587           883
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Provision for loan losses                                              386           724
       Depreciation and amortization                                          859           826
       Net (gain) loss on sales of investment securities                       (1)           (5)
       Net gain on sales of mortgage loans                                   (304)         (334)
       Net (gain) loss on sales of assets acquired through
         foreclosure                                                            -            (9)
       Proceeds from sale of mortgage loans                                26,970        22,137
       Origination of mortgage loans for sale                             (24,457)      (23,210)
       Increase in other assets                                              (490)       (1,729)
       (Increase) decrease in accrued expenses and other liabilities          665          (512)
                                                                         --------      --------
           Net cash provided by (used in) operating activities              5,215        (1,229)
                                                                         --------      --------

Cash flows from investing activities:
   Net increase in loans                                                   (8,074)      (23,583)
   Proceeds from sale of investment securities available-for-sale               -         8,547
   Proceeds from maturities and principal reductions of
     investment securities available-for-sale                              20,378        14,205
   Purchases of investment securities available-for-sale                  (24,221)      (41,440)
   Proceeds from maturities and principal reductions of
     investment securities held-to-maturity                                 5,843         5,234
   Purchases of investment securities held-to-maturity                     (5,195)       (3,921)
   Purchase of bank premises and equipment, net of sales                     (760)       (1,100)
   Proceeds from sales for payments on assets acquired through
     foreclosure                                                               15            33

           Net cash used in investing activities                         $(12,014)      (42,025)
                                                                         --------      --------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                   $ (7,448)       39,818
   Net (decrease) in federal funds purchased and
     securities sold under agreement to repurchase                         (1,010)       (5,755)
   Payments on notes payable                                               (6,036)            -
   Proceeds of notes payable                                                2,988         8,955
   Common stock issued                                                      6,801            82
   Dividends paid on common stock                                            (150)            -
                                                                         --------      --------
           Net cash provided by (used in) financing activities             (4,855)       43,100
                                                                         --------      --------

           Net decrease in cash and cash equivalents                      (11,654)         (154)

Cash and cash equivalents at beginning of the period                       31,899        20,205
                                                                         --------      --------
Cash and cash equivalents at end of the period                           $ 20,245        20,051
                                                                         ========      ========

                      TEAM FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTH PERIOD ENDED JUNE 30, 1999 AND 1998


1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's prospectus dated June 26, 1999.

         The consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. The December 31, 1998 balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of the financial statements have been reflected herein. The results of the interim period ended June 30, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999.


2.       INITIAL PUBLIC OFFERING

         On June 21, 1999, the Company completed an initial public offering, whereby the Company and its ESOP sold 700,000 and 300,000 shares, respectively of common stock at $11.25 per share. Total expenses of the offering approximated $1.1 million. The Company's shares are listed and traded on the Nasdaq National Market under the symbol TFIN. As a result of the offering, the redeemable common stock held by the ESOP has been reclassified into stockholders' equity.


3.       EARNINGS PER COMMON SHARE

     Earnings per share are computed in accordance with SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented, less any unallocated ESOP shares. For the periods presented, there were no dilutive potential common shares outstanding.


4.       DIVIDEND DECLARED

     On June 29, 1999, the Company declared a quarterly dividend of $.05 per share to all shareholders of record on June 30, 1999, payable July 20, 1999.


5.       SUBSEQUENT EVENTS

     On July 15, 1999, the Company sold an additional 150,000 shares as part of the over allotment option associated with the initial public offering discussed above.

6.       COMPREHENSIVE INCOME

         The Company adopted SFAS No. 130 "Reporting Comprehensive Income", in the first quarter of 1998. SFAS No. 130 requires the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from non-owner sources and excludes investments by and distributions to owners. The Company's only component of other comprehensive income is the unrealized holding gains and losses on available for sale securities.

         Comprehensive income was $665,000 and $1.2 million for the six months ended June 30, 1999 and 1998, respectively and $53,000 and $686,000 for the three months ended June 30, 1999 and 1998, respectively.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Team Financial, Inc., a multi-bank holding company, offers full service community banking through 15 locations in the Kansas City metropolitan area, southeastern Kansas, and western Missouri. The Company's growth over recent years has been achieved primarily through purchases of branches of large banks and through an acquisition of a community bank. Additional asset growth has occurred through internal growth at existing banks as well as from opening three new branches.

         The Company's results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Company's operations are also affected by non-interest income, such as service charges, loan fees, and gains and losses from the sale of newly originated loans. The Company's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expenses and provisions for loan losses.

RESULTS OF OPERATIONS

         Interest income for the six and three months ended June 30, 1999 totaled $15.8 million and $7.9 million, respectively, compared to $15.5 million and $7.9 million for the same periods in 1998. The increase of $284,000 was primarily due to an increase of $14.2 million, or 14.4%, for the six month period in the average balance of earning assets, which also increased as between the two three month periods, but was offset by the yield earned on loans as discussed below. The majority of the increase in earning assets was attributable to average loans outstanding which increased from $245.5 million for the six months ended June 30, 1998 to $255.3 million at June 30, 1999. Interest income on loans was negatively impacted by a decrease in the yield earned on loans. The average yield on loans was 8.87% for the six months ended June 30, 1999 compared to 9.33% for the same period in 1998, while the average yield on loans for the three months ended June 30, 1999, was 8.82% compared to 9.36% for the same period in 1998.

         Interest expense decreased $122,000 and $243,000, respectively, for the six months and three months ended June 30, 1999 compared to the same periods in 1998. Interest expense on time deposits decreased $107,000 and $201,000 primarily as a result of a decrease in the interest rates. The average yield on interest bearing deposits was 4.29% for the six months ended June 30, 1999 compared to 4.27% for the same period in 1998, while the average yield on interest bearing deposits for the three months ended June 30, 1999, was 4.29% compared to 4.94% for the same period in 1998. Interest expense on notes payable increased $98,000 and $24,000, or 16.2% and 6.7%, respectively, primarily as a result of an increase in the average balance of such borrowings of $2.6 million and $4.9 million, in the six and three month periods ended June 30, 1999 compared to the same periods in 1998.

         Net interest income was $7.7 million for the six months ended June 30, 1999, an increase of $406,000 or 5.6% from $7.3 million for the same period in 1998. Net interest income for the three months ended June 30, 1999 and 1998 was $3.8 million and $3.7 million respectively. The change in net interest income is primarily due to two factors, the increase in interest earning assets resulting from a branch acquisition in March of 1998 and internal growth and a decline in the interest paid on deposits and other borrowings.

         Other income generated in the first two quarters of 1999 increased to approximately $2.3 million compared to $2.1 million for the first two quarters of 1998, and $1.2 million for the three months ended June 30, 1999 and 1998. This overall increase was attributable primarily to additional fee income from an increase in service charges and trust fees. Other expenses in the first half of 1999 were $7.3 million as compared to $7.5 million for the same period in the previous year. Other expenses in the three months ended June 30, 1999 were $3.7 million compared to $4.0 million for the three months ended June 30, 1998. The decrease in other expenses was primarily due to a decline, as a result of cost cutting measures, in occupancy and equipment expense, marketing costs, and other general and administrative expenses.

         Income tax expense was $358,000 for the three months ended June 30, 1999 compared to $128,000 for the same period in 1998. Income tax expense was $706,000 and $293,000 for the six months ended June 30, 1999 and 1998, respectively. The effective tax rates for the same periods were 31% in 1999 and 25% in 1998. The effective tax rate is less than the statutory federal rate of 34% due primarily to municipal interest income and the income tax benefit resulting from dividends paid to the ESOP.

         For the six months ended June 30, 1999, the Company generated net income after provisions for income tax of $1.6 million compared to $883,000 for the same period in the prior year and $760,000 and $447,000 for the three months ended June 30, 1999 and 1998, respectively. This improvement is attributable to an increase in interest earning assets, a decline in the provision for loan loss, and a decrease in operating costs.

FINANCIAL CONDITION

         Total assets of the Company were approximately $438.2 million and $442.4 million at June 30, 1999 and December 31, 1998, respectively. The Company's primary ongoing sources of funds are deposits, proceeds from principal and interest payments on loans and investment securities and proceeds from the sale of mortgage loans and investment securities. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are significantly influenced by general interest rates, economic conditions and competition.

         Net loans were $262.2 million and $256.1 million at June 30, 1999 and 1998, respectively. The increase in the loan balance is attributable to additional commercial and commercial real estate loans originated in the current year.

         The Company's primary source of funds has historically been customer deposits, which totaled $376.9 million at June 30, 1999, a $7.4 million decrease from December 31, 1998. This was primarily a seasonal decrease as public entities distributed tax receipts which were on deposit at the end of 1998.

         In June and July 1999, the Company completed its initial public offering of its common stock. See note 2 in the Notes to Consolidated Financial Statements and Part 2, Item 2 hereof. Net proceeds from the initial public offering were used to repay $7.3 million of debt and $1.0 million was contributed to a subsidiary bank as capital. The ESOP used proceeds from the sale to pay debt guaranteed by the Company, which reduced the Company's liabilities and increased stockholders' equity by $659,000.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses represents management's recognition of the risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained at a level considered adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. The allowance is increased by additional charges to operating income and reduced by loans charged off, net of recoveries.

         Nonperforming assets, consisting of, non-accrual loans, loans 90 days past due and still accruing interest, and other real estate owned, totaled $4.1 million and $3.9 million at June 30, 1999 and 1998, or 0.94% and 0.89% of total assets. The Company's allowance for loan losses to total loans has remained relatively stable, totaling 1.1% at June 30, 1999, compared to 0.9% at June 30, 1998. The allowance for loan losses as a percentage of non-performing assets was 67% and 55% at June 30, 1999 and 1998, respectively. Management believes that the Company is adequately secure on these loans, and is not aware of any adverse trend relating to the Company's loan portfolio.

LIQUIDITY
         The Company continuously forecasts and manages its liquidity in order to satisfy cash flow requirements of depositors and borrowers and allow the Company to meet its own cash flow needs. The Company has developed internal and external sources of liquidity to meet its continued growth needs. These include, but are not limited to, the ability to raise deposits through branch promotional campaigns, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank. The Company's most liquid assets are cash and cash equivalents and investment securities available for sale. The level of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1999 and December 31, 1998, these liquid assets totaled $131.7 million and $140.9 million, respectively. Management believes the Company's sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

         At June 30, 1999, the Company's leverage, Tier 1 risk based capital, and total risk based capital ratios were 6.45%, 10.22% and 11.20%, respectively, well above the minimum required levels of 4%, 8%, and 4%, respectively.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Asset/liability management refers to management's efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the repricing of interest rate sensitive interest-earning assets and interest-bearing liabilities. An interest rate sensitive balance sheet item is one that is able to reprice quickly, through maturity of otherwise. Controlling the maturity of repricing of an institution's liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. Close matching of repricing assets and liabilities will normally result in little change in net interest income when interest rates change.

         The following table indicates that at March 31, 1999, if there had been a sudden and sustained increase in prevailing market interest rates, the Company's 1999 interest income would be expected to decrease, while a decrease in rates would indicate an increase in income.

                                                   NET INTEREST       (DECREASE)       PERCENT
Change in Interest Rates                              Income           Increase        Change
------------------------                           ------------       ----------       -------
200 basis point rise                                 $ 15,618          $  (305)         (3.13)%
100 basis point rise                                   15,871             (252)         (1.56)
base rate scenario                                     16,123              --             --
100 basis point decline                                16,312              189           1.17
200 basis point decline                                16,560              437           2.71
-----------------------                              --------            -----          -----

         The Company believes that no significant changes in its interest rate sensitivity position have occurred since March 31, 1999. The Company also believes it is appropriately positioned for future interest rate movements, although it may experience some fluctuation in net interest income due to short term timing differences between the repricing of assets and liabilities.

YEAR 2000 COMPLIANCE

         As the year 2000 approaches, a significant business issue has emerged regarding how existing software programs and operating systems can accommodate the date value for the year 2000. Many existing software products, including products used by the Company and its affiliates were designed to accommodate only a two-digit date value, which represents the year. For example, information relating to the year 1996 is stored in the system as 96. As a result, the year 1999 could be the maximum date value that these systems will be able to process accurately. Regulatory agencies monitor bank holding companies and bank's readiness for the year 2000 as part of the regular examination process.

         The Company believes that with modifications to existing software and conversion to new software, the year 2000 issue will not pose significant operational problems for the Company's business operations. Substantially all data processing services for the Company are provided by M&I Data Services, a subsidiary of M&I Bank, Milwaukee, Wisconsin. M&I Data Services' Year 2000 Outsourcing Solution division has received Information Technology Association of America 2000 certification. M&I Data Services provides bi-monthly written status reports to management. Reports to date indicate that M&I Data Services has met all target dates and is prepared to meet all future target dates for completion of the project. Management is not aware of limitations on the Company's legal remedies should the conversion not be completed on time.

         Additionally, implementation of the Company's plan to test in-house software has been underway since the fourth quarter of 1998. Testing of applications considered to be mission critical was completed in the first quarter of 1999. Total compliance for all systems, including the Company's outsourced computer systems was completed in the second quarter of 1999 and no significant deficiencies were encountered.

         Management currently estimates that year 2000 compliance will cost $500,000. Of this amount approximately $80,000 was expensed through June 30, 1999. The Company expects that the remaining amount will be expended during the remainder of 1999, of which $55,000 will be expensed and $380,000 will be capitalized. The plan implementation team is responsible for progress and will continue to provide a status report to the board of directors on a bi-monthly basis through December 31, 1999. However, if the modifications and conversion are not made, or are not completed on time, the year 2000 issue could have a material adverse impact on the operations of the Company. Because of the factors discussed below, management cannot estimate with any reasonable degree of certainty the magnitude of lost revenues should the worst case scenario develop in which the Company would need to fully implement its contingency plan to operate in the year 2000 environment and noncompliant customers are unable to repay their loans.

         The Company has developed a contingency plan in the event services from its outsourced computer systems are not available in the year 2000. The essential elements of this plan include procedures to be followed in the event of disruptions to business which may impact the Company's customers and business partners, as well as procedures to handle business disruptions from natural disasters and utility outages. This plan was completed and tested in the second quarter 1999. In the event the Company were to fully implement all phases of the contingency plan, management believes that operational costs would increase modestly.

        The Company has sent direct mail to their customers regarding the year 2000 issue and the need for readiness pursuant to guidelines of the banking industry regulators. Management continues to solicit customer response. Failure of customers to prepare for year 2000 compatibility could have a significant adverse effect on customers' operations and profitability, thus inhibiting their ability to repay loans and adversely affecting the Company's operations. At this time, the Company is unable to estimate with reliability the degree to which customer's operations are susceptible to potential problems relating to the year 2000 issue or, further, to quantify the potential lost revenue to the Company in this case.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk."

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In June and July 1999 the Company completed its initial public offering of 850,000 shares, including 150,000 shares pursuant to the underwriters over-allotment option, of common stock at $11.25 per share pursuant to a Registration Statement on form S-1. The Securities and Exchange Commission declared the Form S-1 effective on June 21, 1999. The offering was underwritten as a firm commitment basis by Howe Barnes Investments., Inc, as representative of the underwriters. Gross proceeds of the offering to the Company were $9.6 million, and net proceeds were approximately $8.3 million, of which $7.3 million was used to repay debt and $1.0 million was contributed to a subsidiary bank as capital. 300,000 shares of Common Stock were also registered and sold in the offering at $11.25 per share by the Company's Employee Stock Ownership Plan. Net proceeds to the ESOP were approximately $3.1 million. The ESOP used $659,000 to repay debt guaranteed by the Company.

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 12, 1999, the Company held its Annual Stockholders Meeting. At the meeting the following matters were voted upon:

         o Glen E. Gilpin, Carolyn S. Jacobs and Denis A. Kurtenbach were elected as Class I directors to serve a three year term. Neil Blakeman and R.G. (Gary) Kilkenny remain as directors in Class II and will be considered for re-election in the year 2000. Michael L. Gibson, Montie Taylor and Robert J. Weatherbie remain as directors in Class III and will be considered for re- election in the year 2001.

         o The Company's Employee Stock Purchase Plan was approved by the following vote: For -- 2,221,657 Against -- 45,430 Abstain -- 205.

         o The Company's 1999 Stock Incentive Plan for employees was approved by the following vote: For -- 2,199,130 Against -- 67,732 Abstain -- 430.

         o A proposal to amend the Company's Articles of Incorporation to require a two-thirds vote of the outstanding shares in order to approve a merger, consolidation, or liquidation and dissolution of the Company was approved by the following vote:
                  For -- 2,199,563 Against -- 63,749 Abstain -- 3,980.

         o A proposal to approve the selection of KPMG, LLC, as the Company's independent auditors was approved by the following vote: For -- 2,266,887 Against -- 0 Abstain -- 405.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS

         (I) EXHIBITS FILED WITH THIS FORM 10-Q:


Exhibit No.       Description
-----------       -----------
3.3               Certificate of Amendment to the Articles of Incorporation of
                  Team Financial, Inc.

3.4 Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock of Team Financial, Inc.

11 Statement re Computation of per share earnings - see Unaudited Consolidated Financial Statements.

27                Financial Data Schedule.

        (ii) EXHIBITS PREVIOUSLY FILED AND INCORPORATED HEREIN BY REFERENCE:

Exhibit No.       Description
-----------       -----------
3.1               Restated and Amended Articles of Incorporation of Team
                  Financial, Inc. (1).

3.2               Amended Bylaws of Team Financial, Inc. (1).

21                Subsidiaries of Team (1).

----------
(1) Filed with the Registration Statement on Form S-1, SEC File No. 333-76163, on April 13, 1999 and incorporated herein by reference.

(b)      REPORTS ON FORM 8-K

None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TEAM FINANCIAL, INC.


Date:  August 16, 1999                   By: /s/ ROBERT J. WEATHERBIE
                                            ----------------------------------
                                               Robert J. Weatherbie,
                                               Chief Executive Officer and
                                               Chairman of the Board


                                         By: /s/ MICHAEL L. GIBSON
                                            ----------------------------------
                                               Michael L. Gibson, President
                                                  - Acquisitions/Investments
                                               and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
3.3               Certificate of Amendment to the Articles of Incorporation of
                  Team Financial, Inc.

3.4               Certificate of Designation of Rights, Preferences and
                  Privileges of Series A Preferred Stock of Team Financial, Inc.

11                Statement re Computation of per share earnings - see Unaudited
                  Consolidated Financial Statements.

27                Financial Data Schedule.