Form 10-Q
period 1999-09-30
TEAM FINANCIAL INC /KS
filed 1999-11-12
CIK 1082484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 30, 1999
                                               ------------------

            Securities and Exchange Commission File Number: 000-26335



                              TEAM FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)



KANSAS                                 48-1017164
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)


                 8 West Peoria, Suite 200, Paola, Kansas, 66071
               (Address of principal executive offices) (Zip Code)


           Registrant's telephone, including area code: (913) 294-9667


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X  No
                                      ---    ---


                       APPLICABLE ONLY TO CORPORATE ISSUES:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   There were 3,851,803 shares of the Registrant's common stock, no par value, outstanding as of November 9, 1999.


PART I.  FINANCIAL INFORMATION                                                  PAGE
         ---------------------                                                  ----

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Statements of Financial Condition as of
                  September 30, 1999 and December 31, 1998                      3

                  Consolidated Statements of Operations for the Three
                  and Nine Months Ended September 30, 1999 and 1998             4

                  Consolidated Statements of Comprehensive Income
                  for the Three and Nine Months Ended September 30, 1999
                  and 1998                                                      5

                  Consolidated Statements of Changes In Stockholders'
                  Equity For the Nine Months Ended September 30, 1999           6

                  Consolidated Statements of Cash Flows For The Nine
                  Months Ended September 30, 1999 and 1998                      7

                  Notes To Consolidated Financial Statements                    8

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 9 - 13

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK     14 - 15


PART II. OTHER INFORMATION
         -----------------

Item 1.           Legal Proceedings                                             16

Item 2.           Changes In Securities                                         16

Item 3.           Defaults Upon Senior Securities                               16

Item 4.           Submission Of Matters To A Vote Of Security Holders           16

Item 5.           Other Information                                             16

Item 6.           Exhibits And Reports On Form 8-K                              16 - 17

         SIGNATURE PAGE                                                         18

                                       2

                      TEAM FINANCIAL, INC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                                        September 30,
                                                                                                 1999          December 31,
                                                                                           (Unaudited)                 1998
                                                                                       -----------------       --------------
ASSETS

Cash and due from banks                                                                   $    12,436           $    27,397
Federal funds sold and interest bearing bank deposits                                           2,264                 4,502
                                                                                          -----------           -----------
         Cash and cash equivalents                                                             14,700                31,899
                                                                                          -----------           -----------

Investment securities
     Available for sale, at estimated fair value (amortized cost of $119,085 and
         $134,127 at September 30, 1999 and December 31, 1998, respectively)                  117,648               109,296
     Held to maturity, at cost (estimated fair value of $25,813 and $22,735
         at September 30, 1999 and December 31, 1998, respectively)                            26,093                25,742
                                                                                          -----------           -----------
         Total investment securities                                                          143,741               135,038
                                                                                          -----------           -----------

Loans receivable, net of unearned fees                                                        276,245               256,126
Allowance for loan and lease losses                                                            (2,892)               (2,541)
                                                                                          -----------           -----------
         Net loans receivable                                                                 273,353               253,585
                                                                                          -----------           -----------

Accrued interest receivable                                                                     4,022                 4,102
Premises and equipment, net                                                                     8,929                 8,560
Assets acquired through foreclosure                                                               700                   906
Intangible assets, net of accumulated amortization                                              5,382                 5,850
Other assets                                                                                    4,315                 2,412
                                                                                          -----------           -----------

         Total Assets                                                                     $   455,142           $   442,352
                                                                                          ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Checking Deposits                                                                    $   106,858           $   117,901
     Savings Deposits                                                                          20,313                20,266
     Money Market Deposits                                                                     45,737                41,560
     Certificates of Deposits                                                                 202,706               204,620
                                                                                          -----------           -----------
         Total Deposits                                                                       375,614               384,347
                                                                                          -----------           -----------
Federal Funds purchased and securities sold
     under agreements to repurchase                                                            15,024                 6,273
Federal Home Loan Bank Advances                                                                20,110                10,160
Notes payable                                                                                   5,400                12,900
Accrued expenses and other liabilities                                                          3,869                 3,271
                                                                                          -----------           -----------

     Total Liabilities                                                                        420,017               416,951
                                                                                          -----------           -----------

Redeemable common stock held by ESOP, net of unearned compensation                                  -                16,876
                                                                                          -----------           -----------

Stockholders' Equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued                                             -
Common stock, no par value, 50,000,000 shares authorized, 3,851,803 and 3,020,098
     shares issued at September 30, 1999 and December 31, 1998, respectively                   22,310                13,980
Capital surplus                                                                                   122                   122
Retained Earnings                                                                              13,772                11,921
Treasury stock, 27,005 shares of common stock                                                    (187)                 (187)
Accumulated other comprehensive income                                                           (892)                  565
Unearned compensation                                                                               -                (1,000)
Less redeemable common stock held by ESOP,
net of unearned compensation                                                                        -               (16,876)
                                                                                          -----------           -----------

     Total stockholders' equity                                                                35,125                 8,525
                                                                                          -----------           -----------

     Total liabilities and stockholders' equity                                           $   455,142           $   442,352
                                                                                          ===========           ===========

 SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      TEAM FINANCIAL, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30                       September 30
                                                         ---------------------------         --------------------------
                                                                1999            1998                1999           1998
                                                         -----------    ------------         -----------     ----------
INTEREST INCOME:
Interest and fees on loans                               $    5,966       $    6,010          $   17,343     $   17,204
Taxable investment securities                                 1,938            1,783               5,404          5,396
Nontaxable investment securities                                297              298                 886            841
Other                                                            75              169                 400            292
                                                         ----------       ----------          ----------     ----------

     Total interest income                                    8,276            8,260              24,033         23,733
                                                         ----------       ----------          ----------     ----------

INTEREST EXPENSE:
Deposits
     Checking Deposits                                          468              545               1,385          1,559
     Savings Deposits                                           136              135                 403            384
     Money Market Deposits                                      417              338               1,059            979
     Certificates of Deposits                                 2,630            2,782               8,009          8,190
Federal funds sold and securities sold
     under agreements to repurchase                             115              148                 262            408
FHLB advances payable                                           332              106                 583            238
Notes payable                                                   101              278                 553            751
                                                         ----------       ----------          ----------     ----------

     Total interest expense                                   4,199            4,332              12,254         12,509
                                                         ----------       ----------          ----------     ----------

     Net interest income before provision
       for loan losses                                        4,077            3,928              11,779         11,224

Provision for loan losses                                       291              351                 677          1,075
                                                         ----------       ----------          ----------     ----------

     Net interest income after provision
       for loan losses                                        3,786            3,577              11,102         10,149
                                                         ----------       ----------          ----------     ----------

OTHER INCOME:
Service charges                                                 618              518               1,749          1,478
Trust fees                                                      156              128                 451            261
Gain on sales of mortgage loans                                  73              117                 377            451
Gain on sales of investment securities                            1                3                   1              8
Other                                                           315              268                 902            895
                                                         ----------       ----------          ----------     ----------

     Total other income                                       1,163            1,034               3,480          3,093
                                                         ----------       ----------          ----------     ----------

OTHER EXPENSES:
Salaries and employee benefits                                1,900            1,760               5,611          5,391
Occupancy and equipment                                         460              509               1,336          1,404
Data processing                                                 386              331               1,081            916
Professional fees                                               142              121                 428            435
Marketing                                                        40              145                 155            380
Supplies                                                         57               95                 194            249
Conversion                                                      150                -                 150              -
Goodwill and other intangible amortization                      165              189                 500            422
Other                                                           613              500               1,799          1,909
                                                         ----------       ----------          ----------     ----------

     Total other expenses                                     3,913            3,651              11,254         11,107
                                                         ----------       ----------          ----------     ----------

     Income before income taxes                               1,036              960               3,328          2,135

Income taxes                                                    242              197                 948            490
                                                         ----------       ----------          ----------     ----------

     Net income                                          $      794       $      763          $    2,380     $    1,645
                                                         ==========       ==========          ==========     ==========

Shares applicable to basic and diluted
  income per share                                        3,827,346        2,732,813           3,221,818      2,747,480

Basic and diluted income per share                       $     0.21       $     0.28          $     0.74     $     0.60
                                                         ==========       ==========          ==========     ==========


 SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      TEAM FINANCIAL, INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      Three Months Ended       Nine Months Ended
                                                                                          September 30            September 30
                                                                                   ----------------------    --------------------
                                                                                      1999           1998       1999         1998
                                                                                   -------        -------    -------      -------
Net Income                                                                         $   794        $   763    $ 2,380      $ 1,645

Other comprehensive income, net of tax:
     Unrealized gains (losses) on investment securities available for sale             (534)           210     (1,456)         791
     Reclassification adjustment for gains included in net income                        (1)            (2)        (1)          (5)
                                                                                    -------        -------    -------      -------
         Other comprehensive income                                                    (535)           208     (1,457)         786
                                                                                    -------        -------    -------      -------
         Comprehensive income                                                       $   259        $   971    $   923      $ 2,431
                                                                                    =======        =======    =======      =======

 SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             TEAM FINANCIAL, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                                   Additional
                                                  Common              paid-in           Retained            Unearned
                                                   Stock              capital           earnings        Compensation
                                                ----------         ----------         ----------        ------------
BALANCE, December 31, 1998                       $ 13,980           $    122           $ 11,921          $ (1,000)
Issuance of common stock                            8,265                                                   1,000
Common stock issued in connection with
      compensation plans (8,710 shares)                65
Net Earnings                                                                              2,380
Dividends ($0.10 per share)                                                                (529)
Other comprehensive income
                                                 --------           --------           --------          --------
BALANCE, September 30, 1999                      $ 22,310           $    122           $ 13,772               $ -
                                                 ========           ========           ========          ========


                                                                                     Less redeemable
                                                                                        common stock
                                                                 Accumulated        held by employee
                                                                       other    stock ownership plan,         Total
                                                 Treasury      comprehensive         net of unearned   stockholders'
                                                   Stock              income            compensation         equity
                                                ----------     --------------   ---------------------  -------------
BALANCE, December 31, 1998                        $ (187)         $   565           $ (16,876)           $  8,525
Issuance of common stock                                                               16,876              26,141
Common stock issued in connection with
      compensation plans (8,710 shares)                                                                        65
Net Earnings                                                                                                2,380
Dividends ($0.10 per share)                                                                                  (529)
Other comprehensive income                                         (1,457)                                 (1,457)
                                                  ======          =======           =========            ========
BALANCE, September 30, 1999                       $ (187)         $  (892)                $ -            $ 35,125
                                                  ======          =======           =========            ========

                      TEAM FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                             1999             1998
                                                                         --------------   --------------
Cash flows from operating activities:
    Net income                                                              $  2,380           $  1,645
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Provision for loan losses                                                677              1,075
        Depreciation and amortization                                          1,836              1,228
        Net gain on sales of investment securities                                (1)                (8)
        Net gain on sales of mortgage loans                                     (377)              (451)
        Net gain on sales of assets acquired through
           foreclosure                                                           (14)                (5)
        Proceeds from sale of mortgage loans                                  33,215             31,265
        Origination of mortgage loans for sale                               (29,185)           (32,828)
        Increase in other assets                                              (2,385)            (3,030)
        Decrease in accrued expenses and other liabilities                     1,141                 26
                                                                            --------           --------

             Net cash provided by (used in) operating activities               7,287             (1,083)
                                                                            --------           --------

Cash flows from investing activities:
    Net increase in loans                                                    (23,579)           (27,473)
    Proceeds from sale of investment securities available-for-sale             1,157             10,558
    Proceeds from maturities and principal reductions of
      investment securities available-for-sale                                41,694             24,290
    Purchases of investment securities available-for-sale                    (51,234)           (41,125)
    Proceeds from maturities and principal reductions of
      investment securities held-to-maturity                                   6,520              3,714
    Purchases of investment securities held-to-maturity                       (8,790)            (6,406)
    Purchase of bank premises and equipment, net of sales                     (1,550)            (1,129)
    Proceeds from sales for payments on assets acquired through
      foreclosure                                                                 27                 56
                                                                            --------           --------

             Net cash used in investing activities                           (35,755)           (37,515)
                                                                            --------           --------

Cash flows from financing activities:
    Net (decrease) increase in deposits                                       (8,733)            28,655
    Net increase in federal funds purchased and
      securities sold under agreement to repurchase                            8,751              1,387
    Payments on Federal Home Loan Bank advances                               (8,050)               (50)
    Proceeds from Federal Home Loan Bank advances                             19,000              5,000
    Payments on notes payable                                                 (7,500)            (1,727)
    Proceeds of notes payable                                                      -              4,800
    Common stock issued                                                        8,330                 82
    Purchase of treasury stock                                                     -               (870)
    Sales of treasury stock                                                        -              1,093
    Dividends paid on common stock                                              (529)                 -
                                                                            --------           --------

             Net cash provided by financing activities                        11,269             38,370
                                                                            --------           --------

             Net decrease in cash and cash equivalents                       (17,199)              (228)

Cash and cash equivalents at beginning of the period                          31,899             20,205
                                                                            --------           --------

Cash and cash equivalents at end of the period                              $ 14,700           $ 19,977
                                                                            ========           ========

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

TEAM FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 AND 1998

NOTE 1:  BASIS OF PRESENTATION

The accompanying consolidated financial statements of Team Financial, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial condition and results of operations required by general accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's prospectus dated June 26, 1999 as part of its Registration Statement No. 333-76163 declared effective by the Securities and Exchange Commission.

The consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. The December 31, 1998 balance sheet has been derived from the audited consolidated financial statements as of that date. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation of the financial statements have been reflected herein. The results of the interim period ended September 30, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999.

NOTE 2:  INITIAL PUBLIC OFFERING

On June 21, 1999, the Company completed an initial public offering, whereby the Company and its ESOP sold 700,000 and 300,000 shares, respectively of common stock at $11.25 per share. On July 15, 1999, the Company sold an additional 150,000 shares as part of the over allotment option associated with the initial public offering. Total expenses of the offering approximated $1.6 million. The Company's shares are listed and traded on the Nasdaq National Market under the symbol TFIN. As a result of the offering, the redeemable common stock held by the ESOP has been reclassified into stockholders' equity.

NOTE 3:  EARNINGS PER COMMON SHARE

Earnings per share are computed in accordance with SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented, less any unallocated ESOP shares. For the period presented, there were no dilutive potential common shares outstanding.

NOTE 4:  DIVIDEND DECLARED

On September 28, 1999, the Company declared a quarterly dividend of $0.05 per share to all shareholders of record on September 30, 1999, payable October 20, 1999.

                              TEAM FINANCIAL, INC.
                        QUARTERLY REPORT (SEC FORM 10-Q)

 Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION

OVERVIEW

Team Financial, Inc. (the "Company") is a multi-bank holding company incorporated in the State of Kansas. The Company offers full service community banking and financial services through 15 locations in the Kansas City metropolitan area, southeastern Kansas, western Missouri, and Nebraska. The Company's growth over recent years has been achieved primarily through purchases of branches of large banks and through an acquisition of a community bank. Additional asset growth has occurred through internal growth at existing banks as well as from opening three new branches. The Company's stock is listed on the Nasdaq National Market ("NASDAQ") under the symbol "TFIN".

During the quarter ended September 30, 1999, the Company announced that it had reached an agreement to acquire ComBankshares, Inc., and its subsidiary Community Bank, in order to strengthen the Company's presence along the I-70 corridor and the high growth market of Johnson County, Kansas. With $52 million in assets, the acquisition will increase the Company's total assets to over a half billion dollars by the end of the fourth quarter. The acquisition is subject to shareholder approval as well as the approval of bank regulators. The Company expects the acquisition to close in the forth quarter of 1999.

Also during the quarter, the Company established a real estate investment trust to manage certain assets of TeamBank, N.A., a wholly owned subsidiary of the Company.

The Company's results of operation depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Company's operations are also affected by non-interest income, such as service charges, loan fees, and gains and losses from the sale of newly originated loans. The Company's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

FINANCIAL CONDITION

Total assets of the Company at September 30, 1999 were $455.1 million compared to $442.3 million at December 31, 1998. The increase of $12.8 million was primarily due to the increase in loans receivable of $20.1 million, of which $17.2 million were funded by the decrease in cash and cash equivalents.

INVESTMENT SECURITIES: Investment securities available for sale and held to maturity increased $8.7 million, or 6.4%, to $143.7 million, representing 31.6% of total assets at September 30, 1999. At December 31, 1998, the investment securities portfolio totaled $135.0 million, or 30.5% of total assets at December 31, 1998. The increase in investment securities from December 31, 1998 was primarily the result of a $12 million spread trade executed in the third quarter of 1999. The spread trade, composed of two GNMA $7.0 million and $5.0 million mortgage backed securities with coupons of 7.0% and 7.5% respectively, with the expected maturity of approximately five years, was funded with a $12.0 million five year advance from the Federal Home Loan Bank. The advance is fixed for two years at 5.88%; convertible to a monthly floating rate equal to the Federal Home Loan Bank's One Month Short Term Advance rate at the option of the Federal Home Loan Bank on July 2, 2001 provided the three-month LIBOR rate is equal to or greater than 7.25% at that time. The trade is expected to yield an average spread of approximately 150 basis points over the term of the trade. Net of the spread trade, investment securities would have decreased $3.3 million from December 31, 1998. This decrease was used to fund the increase in loans receivable.

The Company's securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. The debt securities portfolio is comprised primarily of obligations collateralized by U.S.

Government agencies (mainly in the form of mortgage-backed securities), U.S. Government agency securities, U.S. Treasury securities, and municipal obligations. With the exception of municipal obligations, the maturity structure of the debt securities portfolio is generally short-term in nature or indexed to variable rates.

LOANS RECEIVABLE: Loans receivable increased 7.8%, to $276.2 million at September 30, 1999 compared to December 31, 1998. The $20.1 million increase primarily consists of a $23.0 million increase in loans secured by real estate. A substantial portion of the increase in these real estate loans includes a $11.3 million increase in commercial real estate loans, and a $9.1 million increase in one to four family residential real estate loans.

The substantial majority of the Company's residential mortgage loan production is underwritten in compliance with the requirements for sale to or conversion to mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association
(FNMA), or the Government National Mortgage Association (GNMA). The Company will typically sell fixed rate mortgage loans to permanent investors with the servicing rights retained. The majority of the Company's commercial loans include loans to service, retail, wholesale, and light manufacturing businesses. These loans are made at rates based on the prevailing national prime interest rate, as well as fixed rates for terms generally ranging from three to five years. Installment loans include automobile, residential, credit card, and other personal loans. The majority of the installment loans are loans with fixed interest rates.

NON-PERFORMING ASSETS: Non-performing assets consist of loans 90 days or more delinquent and still accruing interest, non-accrual loans and other real estate owned (OREO). OREO represents real estate properties acquired through foreclosure or by deed in lieu of foreclosure and is classified as assets acquired through foreclosure on the balance sheet until the property is sold. Commercial loans, residential real estate loans, and installment loans are generally placed on non-accrual status when principal or interest is 90 days or more past due, unless the loans are well-secured and in the process of collection. Loans may be placed on non-accrual status earlier when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal.

The following table summarizes the Company's non-performing assets:

                                                                    SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                                                    ------------------       -----------------
                                                                           (Dollars In Thousands)
Non-Performing Assets:
     Non-performing loans
         Real estate loans                                                    $    943                 $   644
         Commercial and industrial                                               1,540                   1,392
         Installment loans                                                         307                     273
         Lease financing receivables                                                 -                       -
                                                                              --------                --------
            Total Non-performing loans                                           2,790                   2,309
     Other real estate owned                                                       700                     753
                                                                              --------                --------
            Total non-performing assets                                       $  3,490                 $ 3,062
                                                                              ========                ========

Non-performing loans to total loans                                              1.01%                   0.90%

Non-performing assets to total assets                                            0.77%                   0.69%


Non-performing assets totaled $3.5 million at September 30, 1999 increasing $428,000 since year ended 1998. The increase in non-performing assets is due to the increase in non-performing loans of $481,000 and a decrease in other real estate owned of $53,000. The increase in non-performing loans is primarily the result of an additional $148,000 in non-performing commercial loans and an additional $299,000 in non-performing real estate loans. Management is not aware of any adverse trend relating to the Company's loan portfolio. As of September 30, 1999 there were no significant balance of loans excluded from non-performing loans set forth above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming non-performing.

ALLOWANCE FOR LOAN AND LEASE LOSSES: Management maintains its allowance for loan and lease losses based on industry standards, historical experience, and an evaluation of economic conditions. The Company regularly reviews delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectibility is considered questionable. Allowances for loan and lease losses increased to 1.05% of total loans at September 30, 1999, up from 0.99% at December 31, 1998.


The following table summarizes the Company's allowance for loan and lease losses:

 ALLOWANCE FOR LOAN AND LEASE LOSSES

                                                               September 30, 1999       December 31, 1998
                                                               ------------------       ----------------
                                                                         (Dollars In Thousands)
 Balance, beginning of period                                             $ 2,541                 $ 1,629
 Provision for estimated loan losses                                          677                   1,486
 Charge-offs                                                                  488                     723
 Recoveries                                                                   162                     149
                                                                         --------                --------
 Balance, end of period                                                   $ 2,892                 $ 2,541
                                                                         ========                ========

 Allowance for loan and lease losses
      as a percent of total loans                                           1.05%                   0.99%

 Allowance for loan and lease losses
      as a percent of non performing loans                                103.66%                 110.05%

Net charge-offs as a percent of total loans                                 0.12%                   0.22%



LIABILITIES: Total liabilities were $420.0 million at September 30, 1999, an increase of $3.1 million from $416.9 million at December 31, 1998. The increase is largely related to the increase in Federal Home Loan Bank advances.

DEPOSITS: Total deposits decreased $8.7 million from December 31, 1998, to a balance at September 30, 1999 of $375.6 million. The decrease in deposits was related to a decrease in checking deposits of $11.0 million and a decrease in certificates of deposits of $1.9 million. The decrease in checking deposits, which was offset by an increase in federal funds purchased and securities sold under agreements to repurchase of $8.8 million, was due to the cyclical receipt of municipal tax deposits in December of each year.

FEDERAL HOME LOAN BANK ADVANCES: Federal Home Loan Bank advances increased $10.0 million to a balance of $20.1 million at September 30,1999. The increase was due to the addition of a $12.0 million advance matched against two mortgage-backed securities in the leveraged investment security transaction executed by the Company as noted previously in the investment securities discussion.

NOTES PAYABLE AND EQUITY: On June 21, 1999, the Company completed an initial public offering, whereby the Company and its ESOP sold 700,000 and 300,000 shares respectively, of common stock at $11.25 per share. On July 15, 1999, the Company sold an additional 150,000 shares as part of the over allotment option associated with the initial public offering. The proceeds from the offering were used to pay $7.5 million of debt outstanding and contribute $1.0 million to a subsidiary bank. As a result of the offering, notes payable decreased by $7.5 million and the redeemable common stock held by the ESOP has been reclassified into stockholders' equity increasing equity by $26.6 million.

REGULATORY CAPITAL: The Company is subject to regulatory capital requirements administered by Federal Reserve, the Federal Deposit Insurance Corporation, and the Comptroller of the Currency. Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions. As of September 30, 1999, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company's ratios at September 30, 1999 were as follows:

                                                              At September 30, 1999
                                                           ---------------------------
Ratio                                                      Actual     Minimum Required
----------------------------------------------             ------     ----------------
Total capital to risk weighted assets                      11.77%              8.00%
Core capital to risk weighted assets                       10.75%              4.00%
Core capital to average assets                              6.88%              4.00%

RESULTS OF OPERATIONS

Net interest income for the nine and three months ended September 30, 1999 totaled $11.8 million and $4.1 million, respectively, compared to $11.2 million and $3.9 million for the same periods in 1998. The increases of $622,000 and $201,000 respectively are primarily the result of an increase in interest earning assets through internal growth, as well as the decrease in interest paid on deposits and other borrowings.

Net interest income, on a fully taxable equivalent basis, was $4.2 million for the three months ended September 30, 1999 compared to $4.0 million for the same period in 1998. The $200,000 increase is primarily due to a 25 basis point decrease in the average rate on interest bearing deposits.

Net interest income, on a fully taxable basis for nine months ended September 30, 1999, totaled $12.2 million, an increase of 4.3% over the $11.7 million earned for the nine months ended September 30, 1998. The increase resulted from a 27 basis point decrease in the average rate on interest bearing deposits, and from an increase in average earning assets of $22 million for September 30, 1999 over the same period a year earlier. The increase was offset by a 35 basis point decrease in the average rate earned on interest earning assets primarily resulting from a decrease on the average rate earned on net loans receivable.

Non-interest income for the three months ended September 30, 1999 increased approximately $100,000 to $1.2 million compared to $1.0 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1999 non-interest income increased a total of $387,000 or 12.5% over the nine months ended one year ago. The increase in other income is primarily the result of an increase in service charge revenue. Service charge revenue increased $100,000 and $271,000 for the respective three and nine months ended September 30, 1999 versus the same periods in 1998. Other fee income included an increase in the revenue received from the Company's investment brokerage service of $17,000 for the nine months ended, and an increase of $94,000 in miscellaneous deposit charges for the nine months ended September 30, 1999, both compared to the same periods one year ago. Offsetting non-interest income were decreases in the gains on sales of mortgage loans of $44,000 and $74,000 for the three and nine months ended September 30, 1999 versus the same periods ended September 30,1998. The decreases were the result of an increase in the origination of variable rate residential one to four family mortgages versus the origination of fixed rate residential one to four family mortgages, as consumers opted for variable rate loans in conjunction with the increase in mortgage interest rates over the past several months. The Company's general practice is to sell fixed rate residential one to four family mortgages with servicing rights retained, and maintain variable rate residential mortgages in the Company's loan portfolio. The Company therefore, originated more residential one to four family mortgages to be held in its portfolio, and sold fewer loans to the secondary market, reducing gains on the sale of mortgage loans.

Non-interest expense for the three months ended September 30, 1999 was $3.9 million up $262,000 from the $3.7 million in non-interest expense the same period the prior fiscal year. For the nine months ended September 30, 1999, non-interest expense totaled $11.2 million, up 1.3%, from the nine months ended September 30, 1998. Salaries and benefits expense was up $100,000 and $271,000 for the respective three and nine months ended September 30, 1999 versus the same periods one year ago. The increase is the result of an addition of three full time equivalent employees, as well as an increase in employee insurance expense. Data processing fees, for the three and nine months ended September 30, 1999, increased $55,000 and $165,000 respectively over the same periods in 1998, due to an increase in the volume of loan and deposit accounts primarily resulting from internal growth as well as from the branch acquisition converted to the Company's data processing service provider in March of 1998. The Company's data service provider does not begin charging for additional branches until the beginning of any calendar year. Therefore, the additional charges on the increased volume of accounts from the acquisition conversion did not begin until fiscal 1999. Marketing expense decreased $105,000 and $225,000 for the quarter and year ended September 30, 1999 compared to the same periods ended September 30, 1998. The decrease in marketing expense can be substantially attributed to a higher level of marketing expense in 1998 due to the increased marketing efforts in the market areas of the three branches acquired in late 1997 and early 1998. Contributing to the increase in non-interest expense for the three and nine months ended September 30, 1999 is $150,000 in conversion expense from a system conversion of one of the Company's banks from an independent data processing service provider to the Company's data processing service provider in order to increase future operating efficiencies. Included in other expense, which increased $113,000 for the quarter ended September 30, 1999 versus the quarter ended September 30, 1998, was a one time expense of $22,000 paid by the Company in a legal settlement. Despite the increase for the quarter ended September 30, 1999, other expense decreased $110,000 for the nine months ended September 30,1999 versus September 30, 1998.

The Company recorded income tax expense of $242,000 for the three months ending September 30, 1999, versus an income tax expense of $197,000 for the quarter ended September 30, 1999. Income tax expense recorded for the nine months ended September 30, 1999 was $948,000 versus $490,000 for the nine months ending the prior fiscal year. The Company's effective tax rate increased to approximately 28% for the nine months ended September 30, 1999, up from approximately 23% for the nine months ended September 30, 1998. The Company's effective tax rate is less than the statutory federal rate of 34% due primarily to municipal interest income and the income tax benefit resulting from dividends paid to the ESOP. Under the Internal Revenue Code, the Company can deduct dividends paid to its ESOP under limited circumstances. In conjunction with the Company's initial public offering of stock on June 15 of this fiscal year, the ESOP issued 300,000 shares to pay off debt held in the ESOP. As a result, the Company no longer qualifies for the tax treatment under this tax code and the tax rate has increased.

LIQUIDITY

The Company continuously forecasts and manages its liquidity in order to satisfy cash flow requirements of depositors and borrowers and allow the Company to meet its own cash flow needs. The Company has developed internal and external sources of liquidity to meet its continued growth needs. These include, but are not limited to, the ability to raise deposits through branch promotional campaigns, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank. The Company's most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At September 30, 1999 and December 31, 1998 these liquid assets totaled $132.3 million and $141.2 million, respectively. Management believes the Company's sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

At September 30, 1999, the Company's leverage, Tier 1 risk based capital, and total risk based capital ratios were 6.88%, 10.75%, and 11.77%, respectively, well above the minimum required levels of 4%, 4%, and 8%, respectively.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and liability management refers to management's efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the repricing of interest rate sensitive interest-bearing assets and interest-bearing liabilities. Controlling the maturity of repricing of an institution's liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. Close matching of repricing assets and liabilities will normally result in little change in net interest income when interest rates change.

The following table indicates that at September, 30, 1999, if there had been a sudden and sustained increase in prevailing market interest rates, the Company's 1999 interest income would be expected to increase, while a decrease in rates would indicate an decrease in income.

                                              Net Interest        (Decrease)       Percent
 Change in Interest Rates                           Income         Increase         Change
---------------------------------             ------------        ----------      --------
 200 basis point rise                               16,051              346         2.20 %
 100 basis point rise                               15,886              181         1.15 %
 base rate scenario                                 15,705                -            - %
 100 basis point decline                            15,555             (151)       (0.96)%
 200 basis point decline                            15,398             (308)       (1.96)%

The Company believes that no significant changes in its interest rate sensitivity position have occurred since September 30, 1999. The Company also believes it is appropriately positioned for future interest rate movements, although it may experience some fluctuation in net interest income due to short term timing differences between the repricing of assets and liabilities.

YEAR 2000 COMPLIANCE

As the year 2000 approaches, a significant business issue has emerged regarding how existing software programs and operating systems can accommodate the date value for the year 2000. Many existing software programs and operating systems can accommodate the date value for the year 2000. Many existing software products, including products used by the Company were designed to accommodate only a two-digit date value, which represents the year. For example, information relating to the year 1996 is stored in the system as 96. As a result, the year 1999 could be the maximum date value that these systems will be able to process accurately. Regulatory agencies monitor bank holding companies and bank's readiness for the year 2000 as part of the regular examination process.

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

Management currently estimates that year 2000 compliance will cost approximately $500,000. The actual cost through September 30, 1999 was approximately $434,000. Of this amount approximately $6,000 was expensed and $428,000 was capitalized. The Company expects that an additional amount will be expended during the remainder of 1999, of which $5,000 will be expensed and $12,000 will be capitalized. The Company's plan implementation team is responsible for progress and will continue to provide a status report to the board of directors on a bi-monthly basis through December 31, 1999. However, if the modifications and conversion are not made, or are not completed on time, the year 2000 issue could have a material adverse impact on the operations of the Company. Because of the factors discussed below, management cannot estimate with any reasonable degree of certainty the magnitude of lost revenues should the worst case scenario develop in which the Company would need to fully implement its contingency plan to operate in the year 2000 environment and noncompliant customers are unable to repay their loans.

The Company has developed a contingency plan in the event services from its outsourced computer systems are not available in the year 2000. The essential elements of this plan included procedures to be followed in the event of disruptions to business, which may impact the Company's customers and business partners, as well as procedures to handle business disruptions from natural disasters and utility outages. This plan was completed and tested in the second quarter 1999. In the event the Company were to fully implement all phases of the contingency plan, management believes that operational costs would increase modestly.

The Company has sent direct mail to its customers regarding the year 2000 issue and the need for readiness pursuant to guidelines of the banking industry regulators. Management continues to solicit customer response. Failure of customers to prepare for year 2000 compatibility could have a significant adverse effect on customers' operations and profitability thus inhibiting their ability to repay loans and adversely affecting the Company's operations. At this time, the Company is unable to estimate with reliability the degree to which customer's operations are susceptible to potential problems relating to the year 2000 issue or, further, to quantify the potential lost revenue to the Company in this case.

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         The Company is not involved in any material pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such other routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         (i)      Exhibits filed with this Form 10-Q:  None

         (ii) Exhibits previously filed and incorporated herein by reference:

EXHIBIT NO.       DESCRIPTION
-----------       -----------

3.1      Restated and Amended Articles of Incorporation of Team Financial,
         Inc. (1).

3.2      Amended Bylaws of Team Financial, Inc. (1)

10.1     Employment Agreement between Team Financial, Inc. and Robert J.
         Weatherbie dated January 1, 1999 (1)

10.2     Employment Agreement between Team Financial, Inc. and Michael L.
         Gibson dated January 1, 1999 (1)

10.3     Employment Agreement between Team Financial, Inc. and Rick P.
         Bartley dated January 1, 1999 (1)

10.4     Laser Pro License and  Maintenance  Agreement  between Miami County
         National Bank (now TeamBank N.A.) and CFI Bankers Service Group, Inc.
         dated March 17, 1999 (1).

10.5     Data Processing Services Agreement between TeamBanc, Inc. (now Team
         Financial, Inc.) and M&I Data Services, Inc. dated December 22,
         1992 (1).

10.6     401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1,
         1999 and administered by Nationwide Life Insurance Company (1).

10.7     The following documents regarding the loan agreement between Team
         Financial, Inc., Team Financial, Inc. Employee Stock Ownership Plan and Commerce Bank all of which are dated August 21, 1997, unless otherwise noted: (i) Term Loan Agreement and Amendment One to Term
         Loan Agreement dated October 31, 1997; (ii) Term Note in the principal amount of $1,199,000; (iii) Collateral Assignment; (iv)
         ESOP Note (and Pledge Agreement) in the amount of $1,199,000; (v)
         Lending  Agreement; (vi) Corporate Guaranty for Team Financial
         Acquisition Subsidiary, Inc.; and (vii) Collateral Pledge Agreements from Team Financial, Inc. and from Team Financial Acquisition
         Subsidiary, Inc. (1)

10.8     The following documents regarding the loan agreement between Team
         Financial, Inc., Team Financial, Inc. Employee Stock Ownership Plan and
         Commerce Bank all of which are dated August 21, 1997, unless otherwise noted: (i) Term Loan Agreement and Amendment One to Term Loan Agreement dated October 31, 1997; (ii) Term Note in the principal amount of $247,000; (iii) Collateral Assignment; (iv) ESOP Note (and Pledge
         Agreement) in the amount of $247,000; and (v) Lending Agreement. (1)

10.9     The following documents regarding the loan agreement between Team
         Financial, Inc., Team Financial, Inc. Employee Stock Ownership Plan and
         Commerce Bank all of which are dated August 30, 1997, unless otherwise noted: (i) Term Loan Agreement and Amendment One to Term Loan Agreement dated October 31, 1997; (ii) Term Note in the principal amount of $200,018; (iii) Collateral Assignment; (iv) ESOP Note (and Pledge
         Agreement) in the amount of $200,018; and (v) Lending Agreement. (1)

10.10    The following documents regarding the loan agreement between Team
         Financial, Inc., Team Financial, Inc. Employee Stock Ownership Plan and
         Commerce Bank all of which are dated August 9, 1997, unless otherwise noted: (i) Loan Agreement and Amendment One and Two to the Loan
         Agreement dated March 19, 1998 and June 29, 1998, respectively; (ii)
         Amended and Restated Term Note in the principal amount of $12,400,000 dated June 29, 1999; and (ii) Corporate Guaranty. (1)

10.11    Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)

10.12    Team Financial, Inc. 1999 Stock Incentive Plan. (1)

10.13    Rights Agreement between Team Financial, Inc. and American
         Securities Transfer & Trust, Inc. dated June 3, 1999. (1)

10.14    Team Financial, Inc. - Employee Stock Purchase Plan. (1)

11.1 Statement regarding Computation of per share earnings - see consolidated financial statements.

(1)      Filed with Registration Statement on Form S-1. Registration
         Statement No. 333-76163.

(b)      The Company filed no reports on Form 8-K during the quarter ended
         September 30, 1999.

                                   SIGNATURES



      Pursuant to the requirements of The Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed
           on its behalf by the undersigned thereunto duly authorized.





Date:    November 12, 1999            By:   /s/  ROBERT J. WEATHEBIE
                                            ------------------------
                                            Robert J. Weatherbie
                                            Chairman
                                            Chief Executive Officer





Date:    November 12, 1999            By:   /S/  MICHAEL L. GIBSON
                                            ----------------------
                                            President - Acquisitions/
                                            Investments
                                            Chief Financial Officer