Form 10-K405
period 1999-12-31
TEAM FINANCIAL INC /KS
filed 2000-03-29
CIK 1082484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1999

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

                                 Yes X No
                                   ----  ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There were 3,925,540 shares of the Registrant's common stock, no par value, outstanding as of March 5, 2000.

The aggregate market value of the voting stock held by "non-affiliates" of the registrant, based on a March 5, 2000 closing price of $8.50 as reported on the NASDAQ National Market, was $20,451,162

                  DOCUMENTS TO BE INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed within 120 days of December 31, 1999, will be incorporated by reference into Part III of this Form 10-K

                                     PART I.


                                                                                                         PAGE
Item 1.    Business                                                                                        2

Item 2.    Properties                                                                                     15

Item 3.    Legal Proceedings                                                                              17

Item 4.    Submission of Matters to a Vote of Security Holders                                            17

                                     Part II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters                           17

Item 6.    Selected Financial Data                                                                        19

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations          20

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                                     34

Item 8.    Financial Statements and Supplementary Data                                                    36

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures          66

                                    Part III.

Item 10.   Directors and Executive Officers of the Registrant                                             66

Item 11.   Executive Compensation                                                                         66

Item 12.   Security Ownership of Certain Beneficial Owners and Management                                 66

Item 13.   Certain Relationships and Related Transactions                                                 66


                                    Part IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                                66

Signatures                                                                                                69


PART I

ITEM 1.           BUSINESS

GENERAL DESCRIPTION

Team Financial, Inc. (the "Company") is a multi-bank holding company incorporated in the State of Kansas. Its common stock is listed on the Nasdaq National Market ("NASDAQ") under the symbol "TFIN".

The Company offers full service community banking and financial services through 18 locations in the Kansas City metropolitan area, southeastern Kansas, western Missouri, and the Omaha, Nebraska metropolitan area. The Company's presence in Kansas consists of seven locations in the Kansas City metro area, which includes the high growth market of Johnson County, three locations in southeast Kansas and two locations along the I-70 corridor. The Company operates three locations in western Missouri, and three in the high growth metropolitan area of Omaha, Nebraska.

The Company was formed in 1986 when its founders, including Robert J. Weatherbie, Chairman and Chief Executive Officer, Michael J. Gibson, President-Acquisitions/Investments and Chief Financial Officer and Carolyn S. Jacobs, Treasurer, along with an Employee Stock Ownership Plan or ESOP, purchased a one-bank holding company in Paola, Kansas in a leveraged transaction. A majority of the funding for the transaction was obtained through ESOP borrowings, which were guaranteed by the Company. Since 1986 the Company has grown from a one-bank holding company with $85 million in assets to a multibank holding company with $518 million in assets as of December 31, 1999. This growth was achieved primarily through acquisitions of community banks or branches of large banks that were sold to the Company as a result of consolidations. Additional asset growth was achieved through internal growth, as well as the establishment of three new branches during the past five years.

On June 21, 1999, the Company's common stock began trading on NASDAQ upon completion of a public offering where the Company and its ESOP sold 700,000 and 300,000 shares, respectively of common stock at $11.25 per share. On July 15, 1999, the Company sold an additional 150,000 shares as part of the over allotment option granted to the underwriters in the initial public offering.

The net proceeds to the Company from the sale of the common stock, including the exercise of the over-allotment option, were $8.5 million. The total expenses of the offering were approximately $1.6 million. The net proceeds were used by the Company to repay $7.5 million of debt, which bore interest at 1% under prime and was due on June 30, 1999. The remaining proceeds of $1.0 million were contributed to TeamBank N.A., one of the Company's subsidiary banks, to be used by the Bank for internal growth. Although the Company did not receive any of the proceeds from the selling shareholder's sale of shares, the ESOP used the funds to repay $1.0 million in borrowings, which reduced the Company's liabilities as primary obligor and increased its stockholders' equity.

The ESOP owned 29.22% of the Company as of December 31, 1999. Management believes that the ESOP reflects the Company's corporate culture that employees are the integral component of a financial institution. Management intends to continue the ESOP, as it is a significant incentive to attract and retain qualified employees. In addition, because of tax advantages, which are only available to the ESOP, it can be used to assist in financing acquisitions.

During the quarter ended December 31, 1999, the Company acquired ComBankshares, Inc., and its subsidiary Community Bank with a total asset size of $52 million. The acquisition strengthens the Company's presence in the Kansas City metropolitan market, and expands its presence along the I-70 corridor. The Company also announced that it had reached an agreement to acquire Fort Calhoun Investment Co., and its subsidiary Fort Calhoun State Bank with total assets of approximately $22 million. The acquisition will compliment the Company's presence in the Omaha, Nebraska metropolitan area. The acquisition is subject to the approval of bank regulators. The Company expects the acquisition to close in the first quarter of 2000.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act ("GLBA") which will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Company became a financial holding company on March 13, 2000. As noted below under "Supervision and

Regulation", this allows the Company to engage in financial activities which the Company formally could not do. The Company intends to diversify into other financial activities, such as insurance.

The Company serves the needs and caters to the economic strengths of the local communities in which it operates and strives to provide a high level of personal and professional customer service. The Company offers a variety of financial services to its retail and commercial banking customers. These services include personal and corporate banking services, trusts and estate planning, personal investment financial counseling services.

The Company's full complement of lending services include:

  - a broad array of residential mortgage products, both fixed and adjustable rate
  - consumer loans, including home equity lines of credit, auto loans, recreational vehicle, and other secured and unsecured loans
  -  specialized financing programs to support community development
  -  mortgages for multi-family real estate
  -  commercial real estate loans
  - commercial loans to businesses, including both revolving lines of credit and term loans
  -  construction lending
  -  agricultural lending

The Company also provides an extensive selection of deposit instruments. These include:

  -  multiple checking and NOW accounts for both personal and business accounts
  -  various savings accounts, including those for minors
  -  money market accounts
  -  tax qualified deposit accounts such as Individual Retirement Accounts
  -  a broad array of certificate of deposit products

The Company also supports its customers by providing services such as:

  - functioning as a federal tax depository
  - providing access to merchant bankcard services
  - supplying various forms of electronic funds transfer
  - providing debit cards and credit cards
  - providing telephone banking.

Through its trust and estate planning and its personal investment financial counseling services, the Company offers a wide variety of mutual funds, equity investments, and fixed and variable annuities.

In future periods, the Company plans to commence providing insurance products and services to both its retail and commercial banking customers including property, casualty, life, and health insurance.

The Company participates in the wholesale capital markets through the management of its security portfolio and its use of various forms of wholesale funding. The Company's security portfolio contains a variety of instruments, including callable debentures, taxable and non-taxable debentures, fixed and adjustable rate mortgage backed securities, and collateralized mortgage obligations.

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

COMPETITION

The Company faces a high degree of competition. In its market areas, there are numerous small banks and several larger national and regional financial banking groups. These competitors, who have branch banks in many of the Company's markets, include banks such as Bank of America, First Star, and United Missouri Bank. The Company also competes with insurance companies, savings and loan associations, credit unions, leasing companies, mortgage companies, and other financial service providers. Many of the banks and other financial institutions with which the Company competes have capital resources and legal lending limits substantially in excess of the capital resources and legal lending limits of the Company.

The Company competes for loans and deposits principally based on the availability and quality of services provided, responsiveness to customers, interest rates, loan fees and office locations. The Company actively solicits deposit customers and competes by offering them high quality customer service and a complete product line. The Company believes its personalized customer service, broad product line and banking franchise enable it to compete effectively in its market area.

In order to compete with other financial service providers, the Company relies upon local community involvement, personal service, and the resulting personal relationships of its staff and customers, and the development and sale of specialized products and services tailored to meet its customers' needs.

The Company faces competition for its personnel. The Company competes through its emphasis as a community banking culture and through the use of its ESOP. Management believes that the Company is able to compete for personnel effectively in the Company's market areas because the ESOP provides incentives for employees to join the Company and motivation to enhance shareholder value.

The Company will also face significant competition from other financial institutions in any potential acquisitions. Many of these competitors have substantially greater resources than the Company.

The Company has four wholly owned bank subsidiaries. The table below presents information concerning these subsidiaries.


                                   Number of                        Asset Size at
         Name of Bank          Banking Locations   Lending Limit  December 31, 1999
         -------------        ------------------  --------------- -----------------
                                                            (In Millions)
                                                  ----------------------------------
TeamBank, N.A.                     12                 $     3.8      $         321
Freeman, Missouri
an national banking
associaiton

Iola Bank and Trust                 1                       1.7                 85
 Company
Iola, Kansas, a Kansas
state charted bank

First National Bank                 2                       0.8                 58
 and Trust Co., Inc.
Parsons, Kansas, a
national banking
association

Community Bank                      3                       1.0                 57
Prairie Village, Kansas, a
Kansas state chartered
bank


MARKET AREA SERVED MARKET AREA SERVED

TEAMBANK, N.A. TeamBank, N.A. has banking locations in Kansas, Missouri and Nebraska. TeamBank, N.A.'s primary Kansas service area is in Miami County, Kansas. Located in the Kansas City metropolitan area, Miami County adjoins Johnson County, Kansas.

TeamBank, N.A.'s Miami County branches are located in Paola, the county seat of Miami County, and Osawatomie, the second largest city in the county. Another TeamBank, N.A. Kansas branch location is Ottawa, which is the county seat of adjoining Franklin County, Kansas. TeamBank, N.A. also operates two branches in Johnson County, Kansas. TeamBank, N.A. is chartered in Freeman, Missouri, located in Cass County, Missouri, which adjoins Miami County, Kansas. However, TeamBank, N.A.'s primary Missouri service area is in Barton and Vernon counties which adjoin each other and are located in the southwest section of Missouri along the Kansas-Missouri border. TeamBank, N.A. also operates three facilities in the Omaha, Nebraska metropolitan area. The primary Nebraska service area is in Douglas and Sarpy Counties.

IOLA BANK AND TRUST COMPANY. The primary Kansas service area of Iola Bank and Trust Company is in Allen County, Kansas.

FIRST NATIONAL BANK AND TRUST CO., INC. First National Bank and Trust Co., Inc.'s primary Kansas service area is in Labette County, Kansas.

COMMUNITY BANK. Community Bank has three banking locations in Kansas. Community Bank's two primary service areas are Dickinson County, Kansas along the I-70 corridor, and Johnson County, Kansas.

GROWTH AND OPERATING STRATEGIES

The Company's growth strategy is focused on a combination of acquisitions, existing branch growth and establishing new branches.

ACQUISITIONS. Management believes that the consolidation in the banking industry, along with the easing of branch banking throughout Kansas, Missouri, Nebraska, Oklahoma and Iowa, as well as increased regulatory burdens, concerns about technology and marketing, are likely to lead owners of community banks within these areas to explore the possibility of sale or combination with a broader-based holding company such as the Company.

In addition, branching opportunities have arisen as a result of divestiture of branches by large national and regional bank holding companies of certain overlapping branches resulting from consolidations. As a result, branch locations have become available from time to time for purchase. The Company completed three branch acquisitions and one bank holding company from 1997 through 1999. See note 14 to the Consolidated Financial Statements in Item 8.

Management's strategy in assimilating acquisitions is to emphasize revenue growth as well as continuously review the operations of the acquired entities and streamline operations where feasible. Management does not believe that implementing wholesale administrative cost reductions in acquired institutions are beneficial to our long-term growth, because significant administrative changes in smaller banks can have an adverse impact on customer satisfaction in the acquired institution's community. However, management has determined that certain processing and accounting functions can be consolidated immediately upon acquisition to achieve higher productivity levels without compromising customer service. Increases in revenue growth are emphasized by offering customers a broader product line consistent with full service banking.

BRANCH EXPANSION. Since 1994, the Company has established three new branches. Because of the significant economic growth in the Omaha, Nebraska area, as well as Johnson County, Kansas, over the past several years, management intends to focus short-term branch expansion in these two areas. However, the Company does not rule out branch expansion in other areas experiencing economic growth.

The Company has considered and intends to consider a variety of criteria when evaluating potential acquisition candidates or branching opportunities. These include:

  - the geographic market location of the potential acquisition target or branch and demographics of the surrounding community;

  -  the financial soundness of a potential acquisition target;

  - opportunities to improve the efficiency and/or asset quality of an acquisition target through merger;

  - the effect of the acquisition on earnings per share and book value. The Company seeks to undertake acquisitions that will be accretive to earnings within 18 months of the acquisition;

  - whether the Company has sufficient management and other resources to integrate or add the operations of the target or branch; and

  - the investment required for, and opportunity costs of, the acquisition or branch.

INTERNAL GROWTH. The Company believes that its largest source of internal growth is through its ongoing solicitation program conducted by bank presidents and lending officers, followed by referrals from customers. The primary reason for referrals is positive customer feedback regarding the Company's customer service and response time.

The Company's goal in continuing its expansion is to maintain a profitable, customer-focused financial institution. The Company believes that its existing structure, management, data and operational systems are sufficient to achieve further internal growth in asset size, revenues and capital without proportionate increases in operating costs. This growth should also allow the Company to increase the lending limits of its banks, thereby enabling it to increase its ability to serve the needs of existing and new customers. The Company's operating strategy has always been to provide high quality community banking services to its customers and increase market share through active solicitation of new business, repeat business and referrals from customers, and continuation of selected promotional strategies.

For the most part, the Company's banking customers seek a banking relationship with a service-oriented community banking organization. The Company's operational systems have been designed to facilitate personalized service. Management believes its banking locations have an atmosphere which facilitates personalized services and decision-making, yet are of sufficient financial size with broad product lines to meet customers' needs. Management also believes that economic expansion in the Company's market areas will continue to contribute to internal growth. Through the Company's primary emphasis on customer service and its management's banking experience, the Company intends to continue internal growth by attracting customers and primarily focusing on the following:

  - PRODUCTS OFFERED - The Company offers personal and corporate banking services, trusts and estate planning, mortgage origination, mortgage servicing, personal investment, and financial counseling services as well as telephone banking. It offers a full range of commercial banking services, including the following: checking accounts, ATM's, checking accounts with interest, savings accounts, money market accounts, certificates of deposit, NOW accounts, Individual Retirement Accounts, brokerage and residential mortgage services, branch banking, and Team Financial Visa debit cards and Visa/MC credit cards. The Company also offers installment loans, including auto, recreational vehicle, and other secured and unsecured loans sourced directly by its branches. See "Loans" below for a discussion of products the Company provides to commercial accounts.

  - OPERATIONAL EFFICIENCIES - The Company seeks to maximize operational and support efficiencies consistent with maintaining high quality customer service. All of the Company's banks are on a common information system designed to enhance customer service and improve efficiencies by providing system-wide voice and data communication connections. The Company has consolidated loan processing, bank balancing, financial reporting, investment management, information system, payroll and benefit management, loan review and audit.

  - MARKETING ACTIVITIES - The Company focuses on an active solicitation program for new business, as well as identifying and developing products and services that satisfy customer needs. The Company's marketing programs also utilize local print and promotional materials in each location. The Company also actively sponsors community events within its branch areas. The Company believes that active community involvement contributes to its long-term success.

LOANS

The Company provides a broad range of commercial and retail lending services. Each of the Company's banks follow a uniform credit policy which contains underwriting and loan administration criteria, levels of loan commitment, loan types, credit criteria, concentration limits, loan administration, loan review and grading and related matters. In addition, the Company provides ongoing loan officer training and review, obtains outside independent loan reviews and operates a centralized processing and servicing center for loans. At December 31, 1999, substantially all loans outstanding were to customers within our market areas.

LOAN ADMINISTRATION. The Company maintains a loan committee approach to lending, which it believes yields positive results in both responsiveness to customer needs and asset quality. Each of the Company's subsidiary banks has a loan committee, which meets at least once per week to review and discuss loans. Each bank also has a loan level threshold, which, if exceeded, requires the approval of the Company's loan committee, which meets on an on-call basis. Loans greater than $2.5 million require the approval of the Company's board of directors.

Interest rates charged on loans vary with the degree of risk, maturity, costs of underwriting and servicing, loan amount, and extent of other banking relationships maintained with customers, and are further subject to competitive pressures, availability of funds and government regulations.

REAL ESTATE LOANS. These loans include various types of loans for which the Company holds real property as collateral. Interest rates on these loans typically adjust annually. Real estate construction loans include commercial and residential real estate construction loans, but are principally made to builders to construct business buildings or single and multi-family residences. Real estate construction loans typically have maturities of six to 12 months, and charge origination fees. Terms may vary depending upon many factors, including location, type of project and financial condition of the borrower. It is our standard practice in making commercial loans to receive real estate as collateral in addition to other appropriate collateral. Therefore, loans categorized in the other real estate loan category can be characterized as commercial loans, which are secured by real estate. Commercial loans secured by real estate typically have adjustable interest rates. The primary risks of real estate mortgage loans include the borrower's inability to pay and deterioration in value of real estate that is held as collateral.

COMMERCIAL LOANS. These loans consist primarily of loans to businesses for various purposes, including revolving lines of credit and equipment financing. The loans secured by collateral other than real estate, generally mature within one year, have adjustable interest rates and are secured by inventory, accounts receivable, machinery, government guarantees, or other commercial assets. Revolving lines of credit are generally for business purposes, mature annually and have adjustable interest rates. The primary repayment risk of commercial loans is the failure of the borrower's business due to economic or financial factors.

AGRICULTURAL LOANS. The Company makes a variety of agricultural loans which are included in real estate and commercial loans. These loans relate to equipment, livestock, crops and farmland. The primary risks of agricultural loans include the prices of crops and livestock, as well as weather conditions.

INSTALLMENT LOANS. Installment loans are primarily to individuals, are typically secured by the financed assets, generally have terms of two to five years and bear interest at fixed rates. These loans usually are secured by motor vehicles or other personal assets and in some instances are unsecured. The primary risk of consumer lending relates to the personal circumstances of the borrower.

LETTERS OF CREDIT

In the ordinary course of business, the Company issues letters of credit. See note 15 to Item 8 - Financial Statements and Supplementary Data. The Company applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Company's exposure to credit loss under letters of credit is represented by the amount of these commitments.

EMPLOYEES

As of December 31, 1999, the Company had approximately 235 full-time equivalent employees. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement. Management considers the Company's relationship with its employees to be good.

PRINCIPAL SOURCES OF REVENUE

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

SUPERVISION AND REGULATION

GOVERNMENT REGULATION

The Company and its banks are extensively regulated under federal and Kansas law. These laws and regulations are primarily intended to protect depositors and the deposit insurance fund of the Federal Deposit Insurance Corporation, not shareholders of the Company. The following information is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business, operations and prospects of the Company and its banks. The Company is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on its business and earnings in the future.

THE COMPANY

GENERAL. Prior to March 13, 2000, the Company operated as a bank holding company registered under the Bank Holding Company Act of 1956 subject to regulation, supervision and examination by the Federal Reserve. The Company is required to file an annual report and the other periodic reports as the Federal Reserve now requires or may require.

On March 11, 2000, the Gramm-Leach-Bliley Act ("GLBA") became effective. This law will permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company by filing a declaration that the bank holding company wishes to become a financial holding company and if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act (CRA).

No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The GLBA defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating.

Although it preserves the Federal Reserve as the umbrella supervisor of financial holding companies, the GLBA defers the administration of the non-banking activities to the customary regulators of insurers, broker-dealers, investment companies and banks. Thus, the various state and federal regulators of a financial holding company's operating subsidiaries would retain their jurisdiction and authority over such operating entities. As the umbrella supervisor, however, the Federal Reserve has the potential to affect the operations and activities of financial holding companies' subsidiaries through its power over the financial holding company parent. The GLBA contains restrictions on financial institutions regarding the sharing of customer nonpublic personal information with non-affiliated third parties unless the customer has had an opportunity to opt out of the disclosure. The GLBA also imposes periodic disclosure requirements concerning a financial institution's policies and practices regarding data sharing with affiliated and non-affiliated parties.

Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has CRA rating of satisfactory or better.

On March 13, 2000, the Company became a financial holding company. As noted above, this allows the Company to engage in financial activities, which it formerly could not do. The Company intends to diversify into other financial activities, such as insurance.

ACQUISITIONS. As a bank holding company, The Company is required to obtain the prior approval of the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company. The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantial anti-competitive effect, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the community. The Federal Reserve also considers managerial resources, current and projected capital positions and other financial factors in acting on acquisition or merger applications.

CAPITAL ADEQUACY. The Federal Reserve monitors the regulatory capital adequacy of bank holding companies. As discussed below, the Company's banks are also subject to the regulatory capital adequacy requirements of the Federal Deposit Insurance Corporation, the Comptroller of the Currency, and Kansas regulations, as applicable. The Federal Reserve uses a combination of risk-based guidelines and leverage ratios to evaluate the regulatory capital adequacy of the Company.

The Federal Reserve has adopted a system using risk-based capital adequacy guidelines to evaluate the regulatory capital adequacy of bank holding companies. The guidelines apply on a consolidated basis to bank holding companies with consolidated assets of at least $150 million. Under the risk-based capital guidelines, different categories of assets are assigned to different risk categories based generally on the perceived credit risk of the asset. The risk weights of the particular category are multiplied by the corresponding asset balances and added together to determine a risk-weighted asset base. Some off balance sheet items, such as loan commitments in excess of one year, mortgage loans sold with recourse and letters of credit, are added to the risk-weighted asset base by converting them to a credit equivalent and assigning them to the appropriate risk category. For purposes of the Federal Reserve's regulatory risk-based capital guidelines, total capital is defined as the sum of core and secondary capital elements, with secondary capital being limited to 100% of core capital. For bank holding companies, core capital, also known as Tier 1 capital, generally includes common shareholders' equity, perpetual preferred stock and minority interests in consolidated subsidiaries, less goodwill and other intangible assets. No more than 25% of core capital elements may consist of cumulative preferred stock. Secondary capital, also known as Tier 2 capital, generally includes the allowance for loan losses limited to 1.25% of weighted risk assets, certain forms of perpetual preferred stock, as well as hybrid capital instruments. The Federal Reserve's regulatory guidelines require a minimum ratio of qualifying total capital to weighted risk assets of 8%, of which at least 4% should be in the form of core capital. At December 31, 1999, the Company's core capital was $30.2 million.

In addition to the risk-based capital guidelines, the Federal Reserve, the Federal Deposit Insurance Corporation and the Comptroller of the Currency use a leverage ratio as an additional tool to evaluate capital adequacy. The leverage ratio is defined by the Federal Reserve to be a company's core capital divided by its average total consolidated assets, and the Comptroller of the Currency's and Federal Deposit Insurance Corporation's definitions are similar. Based upon the current capital status of the Company, the applicable minimum required leverage ratio is 4%.

The table below presents the Company's ratios of (1) total capital to risk-weighted assets, (2) core capital to risk-weighted assets and (3) core capital to average assets, at December 31, 1999.



                                                            At December 31, 1999
                                                       --------------------------------
Ratio                                                   Actual         Minimum Required
---------------------------------------                -------         ----------------
Total capital to risk weighted assets                   10.49%               8.00%
Core capital to risk weighted assets                     9.45%               4.00%
Core capital to average assets                           5.94%               4.00%

Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions.

THE BANKS

GENERAL. The Company owns four banks. The deposits of all of the banks are insured by the Federal Deposit Insurance Corporation. Iola Bank and Trust Company and Community Bank are subject to supervision and regulation by the Federal Deposit Insurance Corporation. In addition, Iola Bank and Trust Company and Community Bank are regulated by the Kansas Office of the State Bank Commissioner. TeamBank N.A. and First National Bank and Trust Company, as national banks, are subject to regulation by the Comptroller of the Currency.

PERMISSIBLE ACTIVITIES. A Kansas state chartered bank may not engage in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the Federal Deposit Insurance Corporation determines that the activity poses no significant risk to the Bank Insurance Fund. Iola Bank and Trust Company and Community Bank are presently not involved in the types of transactions covered by this limitation.

COMMUNITY REINVESTMENT ACT. Enacted in 1977, the federal Community Reinvestment Act has become important to financial institutions, including their holding companies. Financial institutions have a continuing and affirmative obligation, consistent with safe and sound operations of such institutions, to serve the "convenience and needs" of the communities in which they are chartered to do business, including low- and moderate-income neighborhoods. The Community Reinvestment Act currently requires that regulators consider an applicant's Community Reinvestment Act record when evaluating certain applications, including charters, branches and relocations, as well as mergers and consolidations. The applicable federal regulators regularly conduct Community Reinvestment Act examinations to assess the performance of financial institutions and assign one of four ratings to the institution's records of meeting the credit needs of its community. During their last examinations, ratings of at least satisfactory were received by all of the Company's banks. As a result, management believes that the performance of the Company's banks under the Community Reinvestment Act will not impede regulatory approvals of any proposed acquisitions or branching opportunities.

DIVIDEND RESTRICTIONS. Dividends paid by the Company's banks provide a substantial amount of the operating and investing cash flow of the Company. Under Kansas law, the current dividends can be paid only from undivided profits after deducting losses, but before declaring dividends a bank must transfer 25% of its net profits since the last preceding dividend to its surplus fund until the surplus fund equals the total capital stock.

With respect to national banks, the directors of any such bank may quarterly, semiannually, or annually declare a dividends of so much of the bank's undivided profits as they deem expedient, except until the bank's surplus fund equals its common capital at which time, no dividends may be declared unless the bank has carried to the surplus fund at least one-tenth of the bank's net income of the preceding half year in the case of quarterly or semiannual dividends, or at least one-tenth of its net income of the preceding two consecutive half-year periods in the case of annual dividends. However, the Comptroller of the Currency's approval is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net income of that year combined with its retained net income of the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

EXAMINATIONS. The Company's banks are examined from time to time by their primary federal banking regulators. Based upon an evaluation, the examining regulator may revalue a bank's assets and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of the assets. The Kansas Office of the State Bank Commissioner also conducts examinations of state-chartered banks. Both of these regulators may accept the results of a federal examination in lieu of conducting an independent examination. Kansas regulators have the authority to revalue the assets of a state-chartered institution and require it to establish reserves.

CAPITAL ADEQUACY. The Federal Deposit Insurance Corporation and the Comptroller of the Currency have adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The requirements address both risk-based capital and leverage capital, with risk-based assets and core and secondary capital being determined in basically the same manner as described above for bank holding companies. The Federal Deposit Insurance Corporation or the Comptroller of the Currency may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The Federal Deposit Insurance Corporation risk-based capital guidelines require state non-member banks and national banks to have a ratio of total capital to total risk-weighted assets of 8%, of which total capital at least 4% points should be in the form of core capital.

The table below presents the regulatory capital ratios of the Iola Bank and Trust Company and Community Bank at December 31, 1999.



                                                         At December 31, 1999
                                                   -----------------------------------------------------------
                                                     Iola Bank and Trust Company           Community Bank
                                                   ------------------------------    -------------------------
Ratio                                                 Actual    Minimum Required     Actual   Minimum Required
---------------------------------------            ----------   -----------------    -------  ----------------
Total capital to risk weighted assets               14.69%           8.00%            13.13%        8.00%
Core capital to risk weighted assets                13.62%           4.00%            11.89%        4.00%
Core capital to average assets                       7.83%           4.00%             7.17%        4.00%



The Comptroller of the Currency risk-based capital guidelines require national banks to maintain a minimum ratio of total capital, after deductions, to weighted risk assets of 8%, and national banks and state non-member banks must have and maintain core capital in an amount equal to at least 3% of adjusted total assets; but for all but the most highly rated banks, the minimum core leverage ratio is to be 3% plus an additional cushion of at least 100 to 200 basis points. The applicable guideline for TeamBank, N.A. and First National Bank of Parsons are 4%.

The table below presents the regulatory capital ratios of TeamBank N.A. and First National Bank of Parsons at December 31, 1999.


                                                                                  At December 31, 1999
                                                            -----------------------------------------------------------
                                                                 Teambank, N.A.          First National Bank of Parsons
                                                            ---------------------------  ------------------------------
Ratio                                                       Actual     Minimum Required    Actual     Minimum Required
-------------------------------------                       ------    -----------------  ---------    -----------------
Total capital to risk weighted assets                        12.30%          8.00%          16.06%        8.00%
Core capital to risk weighted assets                         11.33%          4.00%          14.94%        4.00%
Core capital to average assets                                7.47%          4.00%           8.40%        4.00%




Banks with regulatory capital ratios below the required minimum are subject to administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

The Federal Deposit Insurance Corporation and Comptroller of the Currency regulators have adopted regulations that define five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, core risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of 8% or greater, a core risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater.

The Federal Deposit Insurance Corporation Improvement Act requires the federal banking regulators to take prompt corrective action to resolve the problems of insured depository institutions, including capital-deficient institutions. In addition to requiring the submission of a capital restoration plan, the Federal Deposit Insurance Corporation Improvement Act contains broad restrictions on activities of institutions that are not adequately capitalized involving asset growth, acquisitions, branch establishment, and expansion into new lines of business. With limited exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any distribution or payment.

As an institution's capital decreases, the powers of the federal regulators become greater. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The regulators have limited discretion in dealing with a critically undercapitalized institution and are virtually required to appoint a receiver or conservator if the capital deficiency is not promptly corrected.

REAL ESTATE LENDING EVALUATIONS. The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans, which generally are equal to or less than the loan to value limitations established by the Company's banks.

DEPOSIT INSURANCE PREMIUMS. Deposits of the Company's banks are insured up to the regulatory limit by the FDIC and are subject to deposit assessments. The assessment schedule for banks ranges from 0 to 27 cents per $100 of deposits, based on capital and supervisory factors. The banks' insured deposits are subject to assessment payable to Bank Insurance Fund. An institution's assessment is based on the assignment of the institution by the Federal Deposit Insurance Corporation to one of three capital groups and to one of three supervisory subgroups. The capital groups are well capitalized, adequately capitalized and undercapitalized. The three supervisory subgroups are Group A, for financially solid institutions with only a few minor weaknesses, Group B, for those institutions with weaknesses which, if uncorrected could cause substantial deterioration of the institution and increase the risk to the deposit insurance fund, and Group C, for those institutions with a substantial probability of loss to the fund absent effective corrective action. Currently, all four of the Company's banks are in Group A.

BRANCHING AUTHORITY. National banks headquartered in Missouri, such as TeamBank, N.A., have the same branching rights in Missouri as banks chartered under Missouri law. Missouri law grants Missouri-chartered banks the authority to establish branches anywhere in the State of Missouri, subject to receipt of all required regulatory approvals.

Kansas law permits a Kansas bank to install remote service units, also known as automatic teller machines, throughout the state. Remote service units which are not located at the principal place of business of the bank or at a branch location of the bank must be available for use by other banks and their customers on a non-discriminatory basis. Federal law generally allows national banks to establish branches in locations, which do not violate state law.

INTERSTATE BANKING LEGISLATION. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which became effective September 1995, has eliminated many of the historical barriers to the acquisition of banks by out-of-state bank holding companies. This law facilitates the interstate expansion and consolidation of banking organizations by permitting: (1) bank holding companies that are adequately capitalized and managed, subject to certain limitations, to acquire banks located in states outside their home states regardless of whether acquisitions are authorized under the laws of the host state; (2) the interstate merger of banks after June 1, 1997, subject to the right of individual states either to pass legislation providing for earlier effectiveness of mergers or to opt out of this authority prior to that date; (3) banks to establish new branches on an interstate basis provided that this action is specifically authorized by the law of the host state; (4) foreign banks to establish, with approval of the appropriate regulators in the United States, branches outside their home states to the same extent that national or state banks located in that state would be authorized to do so; and (5) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same or different state.

CHANGING REGULATORY STRUCTURE

The laws and regulations affecting banks and bank holding companies are in a state of flux. The rules and the regulatory agencies in this area have changed significantly over recent years, and there is reason to expect that similar changes will continue in the future. It is not possible to predict the outcome of these changes.

One of the major additional burdens imposed on the banking industry is the increased authority of federal agencies to regulate the activities of federal and state banks and their holding companies. The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Corporation have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. These agencies can assess civil money penalties and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers. In addition, the Kansas Office of the State Bank Commissioner possesses broad enforcement powers to address violations of Kansas banking laws by banks chartered in Kansas.

MONETARY POLICY AND ECONOMIC ENVIRONMENT

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Federal Reserve's monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on the business and earnings of the Company and its subsidiaries cannot be predicted.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"), including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, or in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements included, bat are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services, (iii) statements of future economic performance and (iv) statements "anticipates", "expects", "intends", "plans", "targets", and similar expression are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to : (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rates, market and monetary fluctuations; (iv the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing and savings habits; (vi) technological changes; (vii) acquisitions; (viii) the ability to increase market shares and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, and securities) with which the Company and its subsidiaries must comply; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xi) changes in the company's organization, compensation and benefits plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) the success of the Company at managing risks involve in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

ITEM 2.           PROPERTIES

The table below presents property information concerning the offices of the Company and its subsidiary banks.

                                                                                  Square
Name and Address of Office            Year Opened    Type of Interest       Footage of Facility
--------------------------            -----------    ----------------       -------------------
Team Financial, Inc.                    1986            Leased                    5,000
8 West Peoria
Paola, Kansas 66071

TeamBank, N.A., Paola Branch            1986            Owned                    17,951
1 South Pearl
Paola, Kansas 66071

East Bank - Paola Branch                1988            Owned                     9,630
1515 Baptiste Drive
Paola, Kansas 66071

TeamBank, N.A., DeSoto Branch           1994            Owned                     6,800
34102 West 92 Street
DeSoto, Kansas 66018

TeamBank, N.A., Freeman                 1997            Leased                    1,375
100 West Main Street
Freeman, Missouri 64746-0246

TeamBank, N.A., Lamar Branch            1997            Leased                    2,650
127 West 11th Street
Lamar, Missouri 64759

TeamBank, N.A., Nevada Branch           1997            Owned                    16,000
201 East Cherry
Nevada, Missouri 64772

TeamBank, N.A., Osawatomie  Branch      1993            Owned                     4,756
6th and Brown
Osawatomie, Kansas 66064

TeamBank, N.A., Ottawa Branch           1998            Owned                     8,000
421 South Hickory
Ottawa, Kansas 66067

TeamBank, N.A., Spring Hill Branch      1994            Leased                      600
110 East Wilson
Spring Hill, Kansas 66083

TeamBank N.A., Nebraska                 1996            Leased                    4,679
  (Main Office)
1902 Harlan Drive
Bellevue, Nebraska 68005

                                                                                  Square
Name and Address of Office            Year Opened    Type of Interest       Footage of Facility
--------------------------            -----------    ----------------       -------------------
TeamBank N.A., Nebraska - Bellevue      1996            Leased                     1,980
  Branch
7001 South 36th
Bellevue, Nebraska 68147

TeamBank N.A., Nebraska - Omaha         1998            Leased                     3,000
  Branch
2809 South 160th Street, #20
Omaha, Nebraska 68130

Iola Bank and Trust Company             1990            Owned                     13,768
(Main Office)
119 East Madison
Iola, Kansas 66749

First National Bank of Parsons          1992            Owned                     11,000
(including drive in)
1902 Main
Parsons, Kansas 66357

Community Bank - Chapman                1922             Owned                     8,847
(Main Office)
446 N. Marshall
Chapman, Kansas 67431

Community Bank - Prairie Village          1992              Owned                  3,602
  Branch
5206 West 95th Street
Prairie Village, Kansas 66207

Community Bank - Abilene                  1992             Owned                   2,174
  Branch
418 N.W. 3rd
Abilene, Kansas 67410

Community Bank - Chapman                  1906             Owned                   7,132
  Leased building
102 East Fifth Street
Chapman, Kansas 67431

Other than the Spring Hill branch, which is leased on a month-to-month basis, all of the leased properties are leased from unrelated third parties and are subject to long-term leases, none of which expire prior to the year 2002.

ITEM 3.       LEGAL PROCEEDINGS

The Company's subsidiary, Community Bank is a defendant in a litigation filed in the Johnson County District Court, Johnson County. The litigation was filed prior to the Company's acquisition of ComBankshares, Inc., the parent company of Community Bank, in the fourth quarter of the fiscal year. The litigation consists of 132 related petitions, each alleging fraud, negligent misrepresentation, civil conspiracy, and negligence against Community Bank and a former officer of Community Bank. The petitions also contain a RESPONDANT SUPERIOR claim against Community Bank for the former officer's alleged wrongdoing. Each petition contains allegations of wrongdoing by other banks and bank officers. The petitions allege that Community Bank, the former officer of Community Bank, and the other banks and bank officers committed wrongful acts, either intentionally or unintentionally as to an alleged scheme conducted by a company called Parade of Toys. The Parade of Toys used Community Bank, the former officer of Community Bank, and the other banks and bank officers as credit references in representations made to the plaintiffs by the Parade of Toys. The prayer for relief from the 132 petitions estimates a total prayer for all the plaintiffs at approximately $2,812,880. The petitions do not list any claims for punitive damages, as Kansas law does not allow a plaintiff to list a claim for punitive damages in a petition. To file for punitive damages, the plaintiffs will have to amend their petitions. The deadline to amend has not yet passed. Community Bank denies any liability and is in the process of vigorously defending this claim. The Company is unable to estimate its potential range of monetary expense, if any, or to predict the likely outcome of this matter.

Upon the acquisition of ComBankshares, Inc. in the fourth quarter of 1999, the Company set aside $500,000 of the purchase price in an escrow, to be used for legal fees and damages from the litigation. In addition, the Company has an insurance policy of $1,000,000 to be used for damages from the litigation.

The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no pending litigation to which it is a party will have a material adverse effect on its liquidity, financial condition, or results of operations.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 1999.

                                       PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

The following table sets forth, for the periods indicated, the amount of cash dividends paid on the Company's common stock and the high and low closing prices per share of the Company's common stock as reported on the Nasdaq National Market. The Company's common stock began trading on the Nasdaq National Market on June 22, 1999. These quotations represent the prices between dealers and do not include retail mark ups, mark downs or commissions and may not represent actual transactions.

                                       Dividends Declared                    Common Stock
Quarter ended                             Per Share                      High             Low
-------------                          ------------------                ----             ---
December 31, 1999                             $0.05                    $11.000         $  8.625
September 30, 1999                            $0.05                    $11.250         $ 10.125
June 30, 1999                                 $0.05                    $11.375         $ 10.875
March 31, 1999                                $0.05                      N/A              N/A
         Year                                 -----
                                              $0.20

At March 3, 2000 the Company had approximately 290 holders of record of its common stock; management estimates that the number of beneficial owners is significantly greater.

The Company has paid yearly dividends on its common stock since 1987. In past years dividend payments were advantageous to the Company, because under the Internal Revenue Code, certain dividends paid to the ESOP were deductible as long as the ESOP had debt outstanding. However, since the Company's initial public offering in June 1999, the ESOP has not had significant debt outstanding. Notwithstanding the loss of the deductibility of dividends paid to the ESOP, the Company initiated quarterly dividends on its common stock of $.05 per share beginning in April 1999. Although the Company currently intends to continue the payment of dividends, the Company cannot give any assurance that it will continue to pay or declare dividends on its common stock in the future.

Kansas law permits the Company to pay dividends on its common stock when it is solvent and when dividend payments would not render it insolvent. Under Kansas law, dividends may be declared and paid only out of the unsecured, unrestricted earned surplus of a corporation. The Company's ability to pay cash dividends largely depends on the amount of cash dividends paid to it by its subsidiary banks. Capital distributions, including dividends by financial institutions such as the Company's subsidiary banks, is subject to restrictions tied to the institutions' earnings and capital. Payment of dividends on the Company's common stock depends on payment of dividends to it by its subsidiary banks. Generally, without prior regulatory approval, the Company cannot pay dividends during any calendar year in excess of the sum of their earnings during that year and the two previous years, less any other distributions during that period. At December 31, 1999, the Company could have paid total dividends to us of approximately $6.8 million without prior regulatory approval.

ITEM 6.           SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA


                                                                       At or for the Years Ended December 31,
                                                           ----------------------------------------------------------------
                                                            1999            1998            1997         1996          1995
                                                           ------          ------          ------       ------        ------
                                                                              (Dollars In Thousands)
Consolidated Statement of Operations data:
        Interest income                                 $  32,902       $  31,854       $  26,137      $ 21,635      $ 19,661
        Interest expense                                   16,823          16,573          12,887        10,462         9,745
        Net interest margin                                16,079          15,281          13,250        11,173         9,916
        Provision for loan losses                             902           1,486           1,095           623           245
        Other income                                        4,583           4,606           3,279         2,812         2,708
        Other expenses                                     15,471          15,384          12,667        10,132        10,034
        Income tax                                          1,120             673             553           938           701
        Net income                                          3,169           2,344           2,214         2,292         1,644

Consolidated Balance Sheet data:
        Total assets                                      518,205         442,352         386,996       300,007       260,268
        Total loans                                       309,255         256,126         223,675       183,494       161,492
        Allowance for loan losses                           3,320           2,541           1,629         1,518         1,289
        Investment securities available for sale          136,901         109,296         103,304        68,806        67,245
        Investment securities held to maturity             25,630          25,742          22,399        17,889        13,204
        Nonperforming assets (1)                            3,205           3,578           1,962         2,215         2,203
        Deposits                                          435,116         384,347         333,864       258,890       225,691
        Stockholders' equity and ESOP redeemable
          common stock                                     37,569          25,401          22,642        19,392        15,796

Per Common Share (3):
        Basic income per share                               0.93            0.85            0.84          1.02          0.74
        Book value per share (2)                             9.16            8.49            7.68          6.87          6.28
        Tangible book value per share (2)                    6.67            6.53            6.21          6.64          6.25
        Dividends paid per common share                      0.20            0.23            0.23          0.23          0.22
        Dividend payout ratio                                0.22            0.27            0.27          0.23          0.30

Key Ratios:
        Net interest margin (4)                              3.89%           4.00%           4.36%         4.48%         4.26%
        Return on average assets                             0.70%           0.56%           0.67%         0.85%         0.66%
        Return on average stockholders equity (2)           10.27%          10.00%          10.49%        12.96%        11.33%
        Core risk based capital ratio (2)                    9.45%           7.05%           6.97%         9.39%         8.97%
        Total risk based capital ratio (2)                  10.49%           8.00%           7.61%        10.15%         9.72%
        Leverage ratio (2)                                   5.96%           4.50%           5.39%         6.94%         6.01%
        Nonperforming assets to total assets                 0.62%           0.81%           0.51%         0.74%         0.85%
        Nonperforming loans to total loans                   0.78%           1.04%           0.71%         1.03%         1.05%
        Allowance for loan losses to total loans             1.07%           0.99%           0.73%         0.83%         0.80%
        Allowance for loan losses to nonperforming loans   137.59%          95.10%         102.13%        80.36%        73.83%

(1) Includes loans 90 days or more delinquent and still accruing interest, nonaccrual loans, and other real estate owned.
(2)     Includes redeemable common stock held by ESOP for years prior to 1999.
(3) No difference exists between basic and diluted earnings per share. Gives effect to the five for one stock split of the common stock in December 1998.
(4)     On a tax equivalent basis.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT AND RISK FACTORS

Management's discussion and analysis is written to provide greater detail of the financial condition and the results of operations of the Company. This analysis should be read in conjunction with the audited Consolidated Financial Statements contained within this report, including the Notes thereto. The Company's future operating results may be affected by various trends and factors that are beyond the Company's control. These include the factors set forth in "Forward-Looking Statements." Accordingly, past results and trends may not be reliable indicators of future results or trends. With the exception of historical information, the matters discussed below include forward-looking statements that involve risks and uncertainties. The Company cautions readers that a number of important factors discussed in this Report could affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements.

OVERVIEW

The Company's earnings over the past three years have increased a total of 38%. During that same period, December 31, 1997 to December 31 1999, total assets grew by 72%. While asset growth has resulted in increases in revenues, these increases have been offset by operating expenses, increases in provisions for loan losses and amortization of premiums paid in acquisitions accounted for by the purchase method. The Company believes, however, that its existing management and systems are capable of supporting additional growth without significant increases in administrative costs to integrate the growth into operations. The Company's strategy takes into account, and its experience is, that it takes up to 18 months to realize meaningful net income improvements from acquisitions and expansion. The Company began experiencing net income improvements during fiscal 1999 as net income increased 35% over the prior year. During fiscal 1999 revenues increased, other operating expenses remained level, and provision for loan losses decreased during the year.

At December 31, 1999 total assets of the Company were $518.2 million, an increase of $75.8 million or 17% from $442.4 million in total assets as of December 31, 1998. Total assets at December 31, 1997 were $387.0 million. The increase as of December 31, 1999 was primarily the result of $19.3 million in internal asset growth and $56.5 million from the acquisition of ComBankshares, Inc. during the fourth quarter of 1999. The increase as of December 31, 1998 was the result of internal asset growth and the purchase of a NationsBank branch in Ottawa, Kansas completed during the first quarter of 1998.

Net income totaled $3.2 million for 1999 compared to $2.3 million for 1998. The 35% improvement was the result of an improvement in net interest income of $798,000, a reduction in provision for loan losses of $584,000, and a program to control expenses resulting in only a slight increase in other expenses of $87,000. Net income totaled $2.3 million for 1998 compared to $2.2 million for 1997. Net income in 1998 improved as a result of increased net interest income of $2.0 million and other income of $1.3 million. These increases were offset by increased provisions for loan losses of $391,000 and other expenses of $2.7 million.

ANALYSIS OF THE RESULTS OF OPERATIONS

NET INTEREST INCOME

The Company's income is derived primarily from net interest income. Net interest income is the difference between interest income, principally from loans, investment securities and federal funds sold, and interest expense, principally on customer deposits and other borrowings. Changes in net interest income result from changes in volume and interest rates earned and expensed. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities.

The following tables set forth the average balances of interest-earnings assets and interest-bearing liabilities, as well as the amount of interest income or interest expense and the average rate for each category of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis assuming a 34% tax rate for the periods indicated. Included in the average balances are non-accruing loans. Loan fees are included in interest income. Average balances are computed on a daily basis.

                                        -------------------------------  -----------------------------
                                        Year Ended December 31, 1999      Year Ended December 31, 1998
                                        -------------------------------   -----------------------------
                                        Average                 Average    Average              Average
                                        Balance      Interest    Rate      Balance    Interest   Rate
                                        -------      --------    ------    -------    --------- --------
                                            (Dollars In Thousands)              (Dollars In Thousands)
INTEREST EARNING ASSETS:
  Loans receivable, net (1)(2)(3)       $267,695    $23,825     8.90%    $245,012    $ 23,183   9.46%
  Investment securities-taxable          115,745      7,450     6.44%     115,461       7,127   6.17%
  Investment securities-nontaxable (4)    26,441      1,763     6.67%      22,387       1,717   7.67%
  Federal funds sold and
    interest-bearing deposits             12,894        467     3.62%      13,455         411   3.06%
                                       ---------    -------     -----    --------    --------   -----
    Total interest earning assets       $422,774     33,505     7.93%    $396,315      32,438   8.19%
                                       =========    -------     -----    ========    --------   -----

INTEREST PAYING LIABILITIES:
  Savings deposits and interest
    bearing checking                    $132,744    $ 3,878     2.92%     126,963       3,890   3.06%
  Time deposits                          207,731     10,878     5.24%     198,006      10,654   5.51%
  Federal funds purchased and
    securities sold under agreements
    to repurchase                          9,865        490     4.97%       9,987         528   5.29%
  Notes Payable                           24,984      1,577     6.31%      18,461       1,238   6.71%
                                        --------      ------    -----   -- ------      ------   -----
    Total interest bearing liabilities  $375,324      16,823    4.48%   $ 353,417      16,573   4.69%
                                        ========     -------    -----   =========      ------   -----
Net interest income (tax equivalent)                $ 16,682                          $15,865
                                                    ========                          =======
Interest rate spread                                            3.44%                           3.50%
Net interest earning assets               47,450                           42,898

Net interest margin (4)                                         3.95%                           4.000%
Ratio of average interest bearing                               ====                            =====
  liabilities to average interest
  earning assets                          88.78%                           89.18%
                                          =====                            =====

                                             -----------------------------
                                              Year Ended December 31, 1997
                                             -----------------------------
                                             Average              Average
                                             Balance   Interest     Rate
                                             -------   --------   -------
                                                (Dollars In Thousands)
INTEREST EARNING ASSETS:
  Loans receivable, net (1)(2)(3)           $200,747   $ 19,475    9.70%
  Investment securities-taxable               85,688      5,458    6.37%
  Investment securities-nontaxable (4)        16,151      1,253    7.76%
  Federal funds sold and
    interest-bearing deposits                 11,338        377    3.33%
                                            --------   --------    -----
    Total interest earning assets           $313,924     26,563    8.46%
                                            ========   --------    -----

INTEREST PAYING LIABILITIES:
  Savings deposits and interest
    bearing checking                        $101,734      3,186    3.13%
  Time deposits                              153,135      8,608    5.62%
  Federal funds purchased and
    securities sold under
    agreements to repurchase                  10,654        569    5.34%
  Notes Payable                                7,272        524    7.21%
                                            --------     ------    -----
    Total interest bearing liabilities      $272,795     12,887    4.72%
                                            ========     ------    =====

Net interest income (tax equivalent)                    $13,676
                                                        =======
Interest rate spread                                               3.74%
Net interest earning assets                              41,129

Net interest margin (4)                                            4.36%
                                                                   =====
Ratio of average interest bearing
  liabilities to average interest
   earning assets                                         86.90%
                                                          ======

     (1)  Loans are net of deferred loan fees.
     (2) Non-accruing loans are included in the computation of average balances.
     (3) The Company includes loan fees in interest income. These fees for the twelve months ended December 31, 1999 - $903,000, 1998 - $974,000, and 1997 - $905,000.
     (4) Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the twelve months ended December 31, 1999 was $603,000, 1998 - 584,000 and 1997 - $426,000.

Total interest income on a tax equivalent basis totaled $33.5 million, representing an increase of $1.7 million or 3.3%, from $32.4 million during 1998. The overall increase in interest income was primarily the result of the internal growth in loans of $26.5 million or 10% during the year. Interest income on loans was negatively impacted by a 0.56% decrease in the yield earned on loans, from 8.90% in 1999 compared to 9.46% in 1998. Interest income was increased to a lesser extent by a $5.6 million increase in investment securities, excluding the acquisition of ComBankshares, Inc. The volume increase in investment securities was offset by the decrease in yield of .07% to 6.10% for taxable investment securities, and 0.51% to 7.16% for non-taxable investment securities when compared to 1998. The fourth quarter acquisition of ComBankshares, Inc. contributed $353,000 to total interest income for 1999.

Total interest expense was $16.8 million for 1999, a $250,000 or 1.5% increase from $16.6 million in 1998. The primary contributor to the increase over 1998 was a $6.5 million increase in the average balance of notes payable to

$25.0 million in 1999 from $18.5 million in 1998. The increase in notes payable was the result of an increase in the average balances borrowed from the Federal Home Loan Bank during the year. The additional borrowings were used to leverage a matched investment in mortgage-backed securities during the year at an average net positive spread of 1.39%. The average rate on interest bearing liabilities decreased 0.21% from 4.69% in 1998 to 4.48% in 1999, positively impacting net interest income. The decrease in the average rate paid on interest-bearing liabilities is the result of a reduction in the long term notes payable of the Company, as the Company paid down $7.5 million in long term notes with proceeds from the initial public offering of stock. Notes payable increased again in December of the fourth quarter in conjunction with the acquisition of ComBankshares, Inc. The addition in total interest expense related to this acquisition during the fourth quarter was $170,000.

As a result of the changes described above, the net interest income on a tax equivalent basis increased to $16.4 million, representing an increase of $562,000, or 3.5%, from $15.9 million during 1998.

Total interest income on a tax equivalent basis was $32.4 million for 1998 compared to $26.6 million in 1997, representing a 22.12% increase. The overall increase in interest income was the result of the Company's purchase of a NationsBank branch in the first quarter of 1998, which resulted in increased deposits of approximately $32.0 million. These deposits were used to fund loans as the Company's growth strategy continued, with the remainder placed in investment securities. Deployment of purchased deposits into loans, the highest yielding interest-earning assets, takes a significant period of time to complete. This time lag of deployment of assets from the branch purchase also contributed to the decreases in net interest margin for 1997 and 1998. Interest income on loans increased $3.7 million, or 19.04%, primarily due to increased loan volume in 1998. For 1998, the average balance of loans increased by $44.3 million or 22.05%. Interest income on loans in 1998 was negatively impacted by a 0.24% decrease in the yield earned on loans, 9.46% in 1998 compared to 9.70% in 1997. Tax equivalent interest income on investment securities increased $2.1 million, or 31.78%, primarily due to increased volume in 1998. For 1998, the average combined investment balances increased by $36.0 million or 35.36%.

Total interest expense was $16.6 million for 1998 compared to $12.9 million for 1997, representing a 28.60% increase. Interest expense on savings and interest-bearing checking increased $697,000, or 21.91%, primarily as a result of an increase in the balance of these deposits of $25.2 million, or 24.80% in 1998 compared to 1997. Interest expense on time deposits increased $2.3 million, or 26.89%, primarily as a result of an increase in the average balance of these deposits of $44.9 million, or 29.30% in 1998. Interest expense on notes payable increased $714,000, or 136.26%, primarily as a result of an increase in the average balance of these borrowings of $11.2 million, or 153.86% in 1998 compared to 1997. Additional borrowings in 1998 were necessary to fund the acquisition of the branch noted above, meet $1.4 million of payments associated with repurchase obligations under its ESOP and redeem $937,000 of mandatory equity replacement notes.

As a result of the changes described above, the net interest income on a tax equivalent basis increased $2.2 million, or 16.01% for 1998 compared to 1997.

The following table presents the components of changes in the Company's net interest income, on a tax equivalent basis, attributed to volume and rate. Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the prior fiscal year average interest rate. The changes in interest income or interest expense attributable to change in interest rates are calculated by multiplying the change in interest rate by the prior fiscal year average volume. The changes in interest income or interest expense attributable to the combined impact of changes in volume and change in interest rate are calculated by multiplying the change in rate by the change in volume.


                                     ----------------------------------------------  ---------------------------------------------
                                                Year Ended December 31, 1999                     Year Ended December 31, 1998
                                                        Compared To                                    Compared To
                                                Year Ended December 31, 1998                     Year Ended December 31, 1997
                                     ----------------------------------------------  --------------------------------------------
                                                Increase (Decrease) Due To:                     Increase (Decrease) Due To:
                                     ----------------------------------------------  --------------------------------------------
                                                                Volume /                                         Volume /
                                          Volume        Rate      Rate         Net       Volume        Rate        Rate      Net
                                          ------        ----      ----         ---       ------        ----        ----      ---
INTEREST INCOME:                                        (In Thousands)                                  (In Thousands)
    Loans receivable, net (1) (2) (3)     $2,146     ($1,377)   $ (127)      $  642      $ 4,294     $ (480)     $ (106)    $ 3,708
    Investment securities-taxable             18         304         1          323        1,897       (169)        (59)      1,669
    Investment securities-nontaxable (4)     311        (225)      (40)          46          484        (14)         (6)        464
    Federal funds sold and
      interest-bearing deposits              (17)         75        (2)          56           70        (31)         (5)         34
                                          ------     -------    ------       ------      -------     ------      ------     -------
       TOTAL INTEREST INCOME               2,458      (1,223)     (168)       1,068        6,745       (694)       (176)      5,875

INTEREST EXPENSE:

    Savings deposits and interest bearing
      checking                               177        (181)       (8)         (12)         790        (69)        (17)        704
    Time deposits                            536        (548)      (27)         (39)       2,522       (165)        (48)      2,309
    Federal funds purchased and
      securities sold under agreements
      to repurchase                           (6)        (33)        1          (38)         (36)        (6)          1         (41)
    Notes Payable & FHLB Advances            437         (73)      (25)         339          806        (36)        (56)        714
                                          ------     -------    ------       ------      -------     ------      ------     -------
TOTAL INTEREST EXPENSE                     1,144        (835)      (59)         250        4,082       (276)       (120)      3,686
NET CHANGE IN NET INTEREST INCOME         $1,314      $ (388)    $(109)       $ 818       $2,663      $(418)     $  (56)    $ 2,189
                                          ------     -------    ------       ------      -------     ------      ------     -------

(1)  Loans are net of deferred loan fees.
(2)  Non-accruing loans are included in the computation of average balances.
(3) The Company includes loan fees in interest income. These fees for the twelve months ended December 31, 1999 - $903,000, 1998 - $974,000 and 1997 - $905,000
(4)  Yield is adjusted for the tax effect of tax exempt securities.
     The tax effects for the twelve months ended December 31, 1999 - $603,000, 1998 -$584,000 and 1997 - $426,000.

OTHER INCOME

The following table sets forth the Company's other income for the indicated periods.

                                                           Years Ended December 31,
                                                         ---------------------------
                                                         1999         1998        1997
                                                         ----         ----        ----
                                                                 (In Thousands)
Service Charges                                          $ 2,352    $ 2,039     $  1,670
Trust Fees                                                   597        454          408
Gain on sale of mortgage loans                               413        664          268
Gain on sales of investment securities                         1         18            2
Mortgage servicing fees                                      315        267          239
Credit card fees                                             126        148          147
ATM and debit card fees                                      168        145           70
Other                                                        611        871          475
                                                         -------    -------      -------
   Total Other Income                                    $ 4,583    $ 4,606      $ 3,279
                                                         =======    =======      =======

Other income was $4.6 million for 1999, a $23,000 decrease from 1998. In 1999, service charges increased $313,000, trust fees increased $143,000, and mortgage servicing fees increased $48,000 as a result of an additional volume of accounts. Gain on sale of mortgage loans decreased $251,000 from 1998 as the Company originated fewer fixed rate residential loans and more adjustable rate residential loans due to the rising rate environment during 1999. The Company typically sells fixed rate residential loans with servicing retained to the secondary market generating a gain on the sale and maintains variable rate residential loans as held for portfolio.

Other income was $4.6 million for 1998 compared to $3.3 million for 1997, representing a 40.47% increase. In 1998, service charges increased $369,000 and trust fees increased $46,000 in 1998 as a result of a larger customer base. Gain on sale of mortgage loans increased $396,000 in 1998 as a result of the lower rate environment, which generated significant refinancings.

OTHER EXPENSES

The following table presents the Company's operating expenses for the indicated periods:

                                                              Years Ended December 31,
                                                         ----------------------------------
                                                          1999          1998         1997
                                                         ---------   ----------    --------
                                                                 (In Thousands)
Salaries and employee benefits                           $  7,654     $  7,835     $  6,419
Occupancy and equipment                                     1,782        1,805        1,668
Data processing                                             1,494        1,265        1,033
Professional fees                                             596          645          519
Marketing                                                     291          479          395
Supplies                                                      251          320          264
Goodwill amortization                                         453          405          140
Conversion                                                    151            -            -
Other                                                       2,799        2,630        2,229
                                                         --------     --------     --------
 Total Other Expenses                                    $ 15,471     $ 15,384     $ 12,667
                                                         ========     ========     ========

Other expenses were $15.5 million for 1999 compared to $15.4 million for 1998. The slight increase is attributable to an emphasis by management to control expenses. Salaries and benefits expense, which represents 49% of total other expenses decreased 2.3% or $181,000, from 1998. Data processing fees increased $229,000 from $1.3 million in 1998 to $1.5 million in 1999 due to the additional volume of accounts in conjunction with the Company's growth.

Goodwill amortization increased $48,000 or 11.8% from 1998 primarily as a result of amortization of goodwill established by premiums paid on branch and bank acquisitions in the fourth quarter of 1999, early 1998, and the latter part of 1997. Recent acquisitions of the Company have been accounted for using purchase accounting, which means that the excess of the purchase price over the carrying value of the net assets acquired is recorded in the consolidated financial statements as goodwill. Goodwill is amortized over periods ranging from 15 to 20 years. The amortization is a non-cash operating expense, which reduces net income. The balance of the Company's goodwill was $9.3 million at December 31, 1999.

Conversion expense of $151,000 was the result of system conversion of one of the Company's banks from an independent data processing service provider to the Company's data processing service provider in order to increase future operating efficiencies.

Other expenses were $15.4 million for 1998 compared to $12.7 million for 1997, representing a 21.45% increase. The increase was attributable to an increase in salaries and employee benefits of $1.4 million resulting from employees who were retained in acquisitions and new employees hired in connection with a branch opening. Amortization of intangibles was $405,000 for 1998, an increase of $265,000 or 189%, compared to 1997.

INCOME TAX EXPENSE

The Company recorded income tax expense of $1.1 million for 1999, versus an income tax expense of $673,000 for 1998, representing an increase of 66.42%. The Company's effective tax rate increased to approximately 26% for 1999, up from approximately 22% 1998. The Company's effective tax rate is less than the statutory federal rate of 34% due primarily to municipal interest income and the income tax benefit resulting from dividends paid to the ESOP. Under the Internal Revenue Code, the Company can deduct dividends paid to its ESOP under limited circumstances. In conjunction with the Company's initial public offering of stock on June 15 of this fiscal year, the ESOP issued 300,000 shares to pay off debt held in the ESOP. As a result, the Company no longer qualifies for the tax treatment under this tax code and its tax rate has increased.

Income tax expense for 1998 was up 21.70% from 1997. The effective tax rate for 1997 was 20%.

COMPREHENSIVE INCOME

Comprehensive income is the total of net income and other comprehensive income. The Company's other comprehensive income component is composed of the change in equity resulting from a decrease in the market value of the Company's available for sale investment securities, due to the increase in interest rates. Comprehensive income was $614,000 for 1999, down $1.9 million from $2.6 million in 1998. The decrease was primarily the result of $2.8 million decrease in other comprehensive income. For 1998, comprehensive income increased $57,000 from $2.5 million in 1997 to $2.6 million in 1998. The increase was primarily the result of an increase in net income for 1998 of $130,000.

ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

The Company reported total assets of $518.2 million at December 31, 1999, an increase of 17% from $442.4 million at December 31, 1998. Average assets rose $31.2 million, or 7%, to $452.5 million during the year. This increase primarily reflects strong loan growth during the year, which was funded by investment securities, time deposits, and federal funds purchased.

LOAN PORTFOLIO COMPOSITION

The following tables present the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                                 December 31,
                                                   --------------------------------------------------------------------------
                                                             1999                      1998                      1997
                                                   --------------------------------------------------------------------------
                                                   Principal     Percent      Principal    Percent      Principal    Percent
                                                    Balance     of Total       Balance    of Total       Balance    of Total
                                                   ---------    --------      ---------   ---------     ---------   ---------
                                                                            (Dollars In Thousands)
Loans secured by real estate
    One to four family                             $103,772       34%         $ 85,093       33%         $ 74,049      33%
    Construction and land development                20,350        7%           14,411        6%           12,292       5%
    Other                                            43,245       14%           25,809       10%           26,816      12%
                                                   --------      ----         --------      ----         --------     ----
       Total                                        167,367       54%          125,313       49%          113,157      51%
Commercial                                           94,711       31%           95,155       37%           75,679      34%
Installment and other                                47,536       15%           35,975       14%           35,154      16%
                                                   --------      ----         --------      ----         --------     ----
     Gross Loans                                    309,614      100%          256,443      100%          223,990     100%
Less unearned fees                                      359                        317                        315
                                                   --------                   --------                   --------
    Total loans receivable                          309,255                    256,126                    223,675
Less allowance for loan losses                        3,320                      2,541                      1,629
                                                   --------                   --------                   --------
    Total net loans receivable                     $305,935                   $253,585                   $222,046
                                                   ========                   ========                   ========


                                                                      December 31,
                                                   ------------------------------------------------
                                                             1996                      1995
                                                   ------------------------------------------------
                                                   Principal     Percent      Principal    Percent
                                                    Balance     of Total       Balance    of Total
                                                   ---------    --------      ---------   ---------
                                                                (Dollars In Thousands)
Loans secured by real estate
    One to four family                              $ 63,575     35%           $ 57,618      36%
    Construction and land development                  9,608      5%              6,265       4%
    Other                                             20,655     11%             20,576      13%
                                                    --------    ---            --------      --
       Total                                          93,838     51%             84,459      52%
Commercial                                            57,709     31%             47,728      30%
Installment and other                                 32,274     18%             29,585      18%
                                                    --------    ---            --------      --
    Gross Loans                                      183,821    100%            161,772     100%
Less unearned fees                                       327                        280
                                                    --------                   --------
    Total loans receivable                           183,494                    161,492
Less allowance for loan losses                         1,518                      1,289
                                                    --------                   --------
    Total net loans receivable                      $181,976                   $160,203
                                                    ========                   ========

As of December 31, 1999, total loans receivable were $309.3 million compared to $256.1 million at December 31, 1998, representing an increase of $53.1 million. This increase consists of $26.6 million in internal growth in loans and $26.5 million from the acquisition of ComBankshares, Inc. in the fourth quarter of 1999. The internal growth for the year resulted primarily from an increase in variable rate residential mortgage loans. Total loans receivable at December 31, 1998 increased by $32.4 million compared to total loans receivable of $223.7 million at December 31, 1997. The increase resulted primarily from internal growth, and was funded through an increase in deposits associated with the acquisition of a NationsBank branch in the first quarter of 1998.

Real estate mortgage loans represent the largest type of loans of the Company. At December 31, 1999, these loans of $167.4 million increased 33.56% from $125.3 million at December 31, 1998. These loans at December 31, 1998 increased by $12.1 million, or 10.74%, compared to real estate mortgage loans of $113.2 million at December 31, 1997. Included in real estate mortgage loans are 1 to 4 family residential loans with a balance of $103.8 million at December 31, 1999. Substantially all of these loans were originated in the Company's market area. Additionally, included in real estate mortgage loans are real estate mortgage loans held for sale. The Company will typically sell fixed rate mortgage loans to permanent investors with the servicing rights retained. Capitalized servicing rights are recorded at the time the loan is sold, thereby increasing the gain on sale by such amount. At December 31, 1999 the balance of real estate mortgages held for sale was $1.4 million.

Real estate construction loans consist primarily of single-family construction in the Company's primary market areas. The balance of these loans was $20.4 million at December 31, 1999 compared to $14.4 million at December 31, 1998. The Company recently has experienced steady growth in its markets increasing in each of the last five years to $20.4 million at December 31, 1999 from $6.3 million at December 31, 1995.

Commercial loans include loans to service, retail, wholesale, and light manufacturing businesses. At December 31, 1999, commercial loans, excluding agricultural and lease financial receivables, were $62.7 million compared to $67.1 million at December 31, 1998, and $55.4 million at December 31, 1997.

Included within commercial loans are agricultural loans to farmers for production and other agricultural needs. At December 31, 1999, agricultural loans were $24.3 million compared to $25.0 million at December 31, 1998, and $19.6 million at December 31, 1997, reflecting an overall increase of 23.98%.

Installment and other loans include automobile, residential, and other personal loans. The majority of these loans are installment loans with fixed interest rates. Although increasing in dollar amount, installment and other loans have been decreasing as a percentage of total loans over the past several years at the Company places more emphasis on growing the real estate and commercial portion of their loan portfolio. The slight increase in the mix of installment loans at December 31, 1999 was the result of the fourth quarter acquisition of ComBankshares, Inc. The Company also has a small portfolio of credit card loans.

The Company believes that its philosophy in extending credit is relatively conservative in nature, with a presumption that most credit should have both a primary and secondary source of repayment, and that the primary source should generally be operating cash flows, while the secondary source should generally be collateral or guarantees of principals, for business obligations. The Company's lending policy requires both loan officer and loan committee approval for significant credits.

At December 31, 1999 total net loans receivable totaled 70.31% of total deposits and 59.04% of total assets.

LOAN MATURITIES

The following tables present, at December 31, 1999 and 1998, loans by maturity in each major category of the Company's portfolio based on contractual repricing schedules. Actual maturities may differ from the contractual repricing maturities shown below as a result of renewals and prepayments. Loan renewals are re-evaluated using substantially the same credit procedures that are used when loans are made.


                                                                               December 31, 1999
                                             -----------------------------------------------------------------------------------
                                                             Over one year
                                                           through five years                Over five years
                                             One year   ----------------------------    ----------------------------
                                             or less    Fixed Rate     Floating Rate    Fixed Rate     Floating Rate    Total
                                             --------   ----------     -------------    ----------     -------------    -----
                                                                               (In Thousands)
Loans secured by real estate
    One to four family                       $ 30,055     $  4,075     $    25,328      $  27,853      $   16,461      $ 103,772
    Construction and land development          18,649        1,075             606              -              21         20,350
    Other                                      22,554        7,266           4,742          7,151           1,531         43,245
                                             --------     --------     -----------      ---------      ----------      ---------
      Total                                    71,258       12,416          30,676         35,004          18,013        167,367
 Commercial and industrial                     51,042       17,388          13,359          3,338           1,815         86,942
 Lease financing receivables                    4,561        1,554           1,194            298             162          7,769
 Installment and other                         11,485       33,441             287          2,295              29         47,536
                                             --------     --------     -----------      ---------      ----------      ---------
    Gross Loans                               138,346       64,799          45,516         40,935          20,019        309,614
 Less unearned fees                                52           83             177             24              23            359
                                             --------     --------     -----------      ---------      ----------      ---------
    Total loans receivable                   $138,294     $ 64,716     $    45,339      $  40,910      $   19,996      $ 309,255
                                             ========     ========     ===========      =========      ==========      =========


                                                                               December 31, 1998
                                             -----------------------------------------------------------------------------------
                                                             Over one year
                                                           through five years                Over five years
                                             One year   ----------------------------    ----------------------------
                                             or less    Fixed Rate     Floating Rate    Fixed Rate     Floating Rate    Total
                                             --------   ----------     -------------    ----------     -------------    -----
                                                                               (In Thousands)
Loans secured by real estate
      One to four family                     $ 24,323     $  4,497     $    21,325      $  23,310      $   11,638      $  85,093
      Construction and land development        13,402          768             155             86               -         14,411
      Other                                    11,641        3,215           5,751          4,077           1,125         25,809
                                             --------     --------     -----------      ---------      ----------      ---------
          Total                                49,366        8,480          27,231         27,473          12,763        125,313
 Commercial and industrial                     59,865       17,743          11,309          5,061             500         94,478
 Lease financing receivables                        -            -               -              -               -              -
 Installment and other                          9,499       25,662             233          1,198              60         36,652
                                             --------     --------     -----------      ---------      ----------      ---------
      Gross Loans                             118,730       51,885          38,773         33,732          13,323        256,443
 Less unearned fees                                42           75             152             25              23            317
                                             --------     --------     -----------      ---------      ----------      ---------
      Total loans receivable                 $118,688     $ 51,810     $    38,621      $  33,707      $   13,300      $ 256,126
                                             ========     ========     ===========      =========      ==========      =========

NONPERFORMING LOANS

Nonperforming loans consist of loans 90 days or more delinquent and still accruing interest, nonaccrual loans, and restructured loans. When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest, regardless of the delinquency status of a loan, the accrual of interest income is discontinued and any interest accrued to date is reversed through a charge to income. While a loan is on nonaccrual status, it is the Company's policy that interest income is recognized only after payment in full of principal. Generally, management places loans which are greater that 90 days past due on nonaccrual. At December 31, 1999 and 1998, the Company had an insignificant amount of restructured loans.

The following table presents information concerning the nonperforming assets of the Company at the dates indicated.

                                                            December 31,
                                     ------------------------------------------------------------
                                      1999         1998         1997          1996         1995
                                     ------       ------       ------        ------       ------
                                                        (Dollars In Thousands)
Nonaccrual loans                     $ 1,792      $ 2,241     $ 1,078       $ 1,652      $ 1,458
Loans 90 days past due and
   still accruing                        621          431         517           236          232
                                     -------      -------     -------       -------      -------
  Nonperforming loans                  2,413        2,672       1,595         1,888        1,690
Other real estate owned                  792          906         367           327          513
                                     -------      -------     -------       -------      -------
  Total nonperforming assets         $ 3,205      $ 3,578     $ 1,962       $ 2,215      $ 2,203
                                     =======      =======     =======       =======      =======
Nonperforming loans as a
  percentage of total loans            0.78%        1.04%       0.71%         1.03%        1.05%
Nonperforming loans as a
  percentage of total assets           0.62%        0.81%       0.51%         0.74%        0.85%

Total nonperforming assets totaled $3.2 million at December 31, 1999 compared to $3.6 million at December 31, 1998, representing a decrease of 10.4%. Other real estate owned at December 31, 1999 consisted of 18 properties held by the Company's subsidiary banks. One property with an aggregate book value of $158,000 represents a commercial real estate lot foreclosed in 1998. Three properties represent commercial properties with a book value of $307,000. Management is not aware of any adverse trend relating to the Company's loan portfolio.

As of December 31, 1999 and 1998, there were no significant balance of loans excluded from nonperforming loans set forth above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loans repayment terms and which may resulting in such loans becoming nonperforming.

ALLOWANCE FOR LOAN LOSSES

Management maintains its allowance for loan losses based on industry standards, historical experience and an evaluation of economic conditions. The Company regularly reviews delinquencies and loan portfolio quality. Based upon such factors, management makes various assumption and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectibility is considered questionable. Since certain lending activities involve greater risks, the percentage applied to specific loan types may vary. The allowance is increased by provisions for loan losses and reduced by loans charged off, net of recoveries.

The following table sets forth information regarding changes in the allowance for loan losses of the Company for the periods indicated.

                                                         Year Ended December 31,
                                     ------------------------------------------------------------
                                      1999         1998         1997          1996         1995
                                     ------       ------       ------        ------       ------
                                                        (Dollars In Thousands)
Average total loans                   $267,695     $245,012    $200,747      $165,725     $158,958
Total loans at end of period          $309,255     $256,126    $223,675      $183,494     $161,492
Allowance at beginning of year        $  2,541     $  1,629    $  1,518      $  1,289     $  1,199
Loans charged off:
   Real Estate:
      One to four family                   (20)         (14)         (6)           (8)          (9)
      Construction                           -            -           -             -            -
      Other                                  -            -           -             -            -
   Commercial                             (198)        (169)       (655)         (316)         (72)
   Lease financing receivables             (19)           -           -             -            -
   Installment and other                  (542)        (540)       (481)         (371)        (199)
                                      --------     --------    --------      --------     --------
      Total charge-offs                   (779)        (723)     (1,142)         (695)        (280)
Recoveries
   Real Estate:
      One to four family                    23            1           -             -            9
      Construction                           -            -           -             -            -
      Other                                  -            -           -             9            -
   Commercial                               38           28          59            49           46
   Lease financing receivables               1            -           -             -            -
   Installment and other                   161          120          99            92           70
                                      --------     --------    --------      --------     --------
      Total recoveries                     223          149         158           150          125
Net (charge-offs) recoveries              (556)        (574)       (984)         (545)        (155)
Provision for loan losses                  902        1,486       1,095           623          245
Allowance of acquired bank                 433            -           -           151            -
                                      --------     --------    --------      --------     --------
 Allowance at end of period           $  3,320     $  2,541    $  1,629      $  1,518     $  1,289
                                      ========     ========    ========      ========     ========

Ratio of net charge-offs to
   average total loans                   (0.21)%      (0.23)%     (0.49)%       (0.33)%      (0.10)%
Allowance to total loans at
   end of period                          1.07%        0.99%       0.73%         0.83%        0.80%
Allowance to nonperfoming loans         137.59%       95.10%     102.13%        80.36%       73.83%

The allowance for loan losses has increased steadily over the last five years due to the Company's growth in its loan portfolio as well as to increase the loan coverage ratios as a percent of total loans. Management's philosophy is to maintain loan loss reserves at or near 1.00% of total loans. The allowance for loans losses at December 31, 1999 was $3.3 million compared to $2.5 million for 1998, $1.6 million for 1997, $1.5 million for 1996, and $1.3 million for 1995. The allowance for loan loss to total loans at December 31, 1999 increased to 1.07% primarily due to provisions taken for the Company's internal loan growth, as well as an increase of $433,000 in allowances obtained with the acquisition of ComBankshares, Inc. in the fourth quarter of 1999.

Net charge-offs were $556,000 for the year ended 1999, compared to $574,000 for 1998, $984,000 for 1997, $545,000 for 1996, and $155,000 for 1995.
Charge-offs were higher in 1997 as a result of a large commercial loan customer which filed for bankruptcy. As a result, charge-offs of $557,000 were recognized on this loan.

The Company's lending personnel are responsible for continuous monitoring of the loan portfolio. Additionally, since 1997, the Company has retained an independent loan review company, which reviews the loan portfolio on a quarterly basis to determine compliance with loan policy, including the appropriateness of risk ratings assigned to individual loans, as well as the allowance for loan losses. The allowance for loan losses is based primarily on management's estimates of possible loan losses from the foregoing processes and historical experience. The Company's loan portfolio is also subject to periodic examination by regulatory agencies. These agencies may require charge-offs or additions to the allowance based upon their judgments about information available at the time of their examination.

The following tables present an allocation of the allowance for loan losses by loan category as of the dates indicated. The allocation tables should not be interpreted as an indication of the specific amounts, by loan classification, to be charged to the allowance. Management believes that the table may be a useful device for assessing the adequacy of the allowances as a whole. The table has been derived in part by applying historical loan loss ratios to both internally classified loans and the portfolio as a whole to determine the allocation of the loan losses attributable to each category of loans.

                                                                        December 31,
                                 ----------------------------------------------------------------------------------
                                          1999                       1998                          1997
                                 ----------------------     -----------------------     ---------------------------
                                               Loans in                    Loans in                        Loans in
                                               Category                    Category                        Category
                                                  as of                       as of                           as of
                                    Amount   Percentage        Amount    Percentage          Amount      Percentage
                                  of Gross     of Total      of Gross      of Total        of Gross        of Total
                                 Allowance        Loans     Allowance         Loans       Allowance           Loans
                                 ---------   ----------     ---------    ----------       ---------      ----------
                                                             (Dollars In Thousands)
Loans secured by real estate
    One to four family            $   250       33.6%         $   213        33.2%         $   185          33.1%
    Construction and
       land development                16        6.6%              36         5.6%              31           5.5%
    Other                              85       14.0%              65        10.2%              67          12.1%
Commercial and industrial           1,012       28.1%             945        36.8%             750          33.5%
Lease financing receivables            50        2.5%               -           -                -             -
Installment and other                 836       15.2%             550        14.2%             537          15.8%
Unallocated                         1,071          -              732           -               59             -
                                  -------      -----          -------       -----          -------         ------
                                  $ 3,320      100.0%         $ 2,541       100.0%         $ 1,629         100.0%
                                  =======      =====          =======       =====          =======         ======

                                                   December 31,
                                 --------------------------------------------------
                                          1996                       1995
                                 ----------------------     -----------------------
                                               Loans in                    Loans in
                                               Category                    Category
                                                  as of                       as of
                                    Amount   Percentage        Amount    Percentage
                                  of Gross     of Total      of Gross      of Total
                                 Allowance        Loans     Allowance         Loans
                                 ---------   ----------     ---------    ----------
                                             (Dollars In Thousands)
Loans secured by real estate
    One to four family            $   159       34.7%         $   144        35.7%
    Construction and
       land development                24        5.2%              16         3.9%
    Other                              52       11.3%              31        12.6%
Commercial and industrial             577       31.3%             477        29.3%
Lease financing receivables             -          -                -           -
Installment and other                 484       17.5%             444        18.3%
Unallocated                           222          -              157           -
                                  -------      -----          -------       -----
                                  $ 1,518      100.0%         $ 1,289       100.0%
                                  =======      =====          =======       =====


The provision for loan losses takes into account many factors such as the Company's prior experience with loan losses and an evaluation of the risks in the loan portfolio at any given time, including changes in economic, operating, and other conditions of borrowers, the economies in the Company's areas of operations and to a lesser extent, the national economy. This is a good faith estimate only and is subject to several factors beyond the control of the Company.

INVESTMENTS

The Company invests a portion of its available funds in short-term and long-term instruments, including federal funds sold and investment securities. The Company's investment portfolio is designed to provide liquidity for cash-flow requirements, to assist in managing interest rate risk, and to provide collateral for certain public deposits and other borrowing arrangements. At December 31, 1999, 1998, and 1997, the investment portfolio was comprised principally of obligations of U.S. Government or its agencies, obligations of states and political subdivisions, and mortgage-backed securities.

The following table presents the Company's investments in certain securities accounted for as available for sale and held to maturity. "Other" investments is comprised of Federal Home Loan Bank stock, Federal Reserve Bank stock, mutual funds, and certain equity securities, all of which carry no stated maturity.

                                                                     December 31,
                                                            -------------------------------
                                                                 1999            1998
                                                            --------------   --------------
Securities available for sale:                                       (In Thousands)
    U.S. Treasury Securities and government agencies           $  58,012       $  43,172
    Obligations of state and political subdivisions                2,828           2,471
    Mortgage-backed securities                                    70,592          59,785
    Other                                                          5,469           3,868
                                                               ---------       ---------
       Total available for sale securities                       136,901         109,296
                                                               ---------       ---------
Securities held to maturity:
    U.S. Treasury Securities and government agencies               2,300           3,925
    Obligations of state and political subdivisions               22,580          21,817
    Other                                                            750               -
                                                               ---------       ---------
       Total held to maturity securities                          25,630          25,742
                                                               ---------       ---------
       Total Investment securities                             $ 162,531       $ 135,038
                                                               =========       =========


At December 31, 1999 and 1998, the investment portfolio did not contain investments which were considered to be derivatives, structured notes or similar instruments that are classified as "High-Risk Securities" as defined by the Federal Financial Institutions Examinations Council.

The following tables set forth a summary of the maturities in the investment portfolio at December 31, 1999 and December 31, 1998.

                                                                             December 31, 1999
                                                    ---------------------------------------------------------------------
                                                                               Over one year            Over five years
                                                                                  through                  through
                                                    One year or less            five years                ten years
                                                    ----------------       -------------------        -------------------
                                                    Amount     Yield       Amount        Yield        Amount        Yield
                                                    ------     -----       ------        -----        ------        -----
                                                                            (Dollars In Thousands)
U.S. Treasury and agencies                          $ 11,230   6.65%       $ 32,278      6.14%        $ 14,508      6.73%
Obligations of states and political
    subdivisions                                       4,795   8.13%         11,609      7.63%           3,961      7.32%
Mortgage-backed securities                            12,138   6.50%         33,498      6.43%          10,993      7.01%
Other (1)                                              4,964      -               -         -                -         -
                                                    --------               --------                   --------
                                                    $ 33,128               $ 77,385                   $ 29,462
                                                    ========               ========                   ========


                                                                December 31, 1999
                                                    ------------------------------------------
                                                     Over ten years               Total
                                                    ----------------       -------------------
                                                    Amount     Yield       Amount        Yield
                                                    ------     -----       ------        -----
                                                             (Dollars In Thousands)
U.S. Treasury and agencies                          $ 3,551    6.72%       $ 61,568      6.24%
Obligations of states and political
    subdivisions                                      5,043    7.42%         25,408      7.46%
Mortgage-backed securities                           13,962    6.47%         70,591      6.69%
Other (1)                                                 -       -           4,964         -
                                                    -------                --------
                                                    $22,556                $162,531
                                                    =======                ========

(1) Other securities consist principally of Federal Home Loan Bank stock, Federal Reserve Bank stock, and mutual funds which have no stated maturity.

                                                                             December 31, 1998
                                                    ---------------------------------------------------------------------
                                                                               Over one year            Over five years
                                                                                  through                  through
                                                    One year or less            five years                ten years
                                                    ----------------       -------------------        -------------------
                                                    Amount     Yield       Amount        Yield        Amount        Yield
                                                    ------     -----       ------        -----        ------        -----
                                                                            (Dollars In Thousands)
U.S. Treasury and agencies                          $ 14,297   6.35%       $ 30,895      6.23%        $  1,412      5.73%
Obligations of states and political
    subdivisions                                       1,219   7.62%          7,472      7.47%           9,714      7.40%
Mortgage-backed securities                            28,029   5.95%         23,719      6.16%           6,502      6.10%
Other (1)                                              3,868      -               -         -                -         -
                                                    --------               --------                   --------
                                                    $ 47,413               $ 62,086                   $ 17,628
                                                    ========               ========                   ========

                                                                December 31, 1998
                                                    ------------------------------------------
                                                     Over ten years               Total
                                                    ----------------       -------------------
                                                    Amount     Yield       Amount        Yield
                                                    ------     -----       ------        -----
                                                             (Dollars In Thousands)
U.S. Treasury and agencies                          $   493    5.96%       $ 47,097      6.25%
Obligations of states and political
    subdivisions                                      5,883    7.41%         24,288      7.43%
Mortgage-backed securities                            1,535    5.73%         59,785      6.04%
Other (1)                                                 -       -           3,868         -
                                                    -------                --------
                                                    $ 7,911                $135,038
                                                    =======                ========

(1) Other securities consist principally of Federal Home Loan Bank stock, Federal Reserve Bank stock, and mutual funds which have no stated maturity.

DEPOSITS

The Company's primary source of funds has historically been customer deposits, which totaled $435.1 million at December 31, 1999, a $50.8 million increase from December 31, 1998. Deposits increased to $384.3 million at December 31, 1998 from $333.9 at December 31, 1997 primarily due to branch acquisitions.

The following table sets forth the average balances and weighted average rates for the Company's categories of deposits for the periods indicated.

                                                                        Years Ended December 31,
                                           ----------------------------------------------------------------------------------
                                                     1999                         1998                            1997
                                           -----------------------       -----------------------       ----------------------
                                           Average         Average       Average         Average       Average        Average
                                           Balance          Rate         Balance          Rate         Balance         Rate
                                           -------         -------       -------         -------       -------        -------
                                                                         (Dollars In Thousand)
Noninterest-bearing
     demand                               $ 42,706          0.00%       $ 39,707          0.00%       $ 32,493         0.00%
Interest-bearing demand                    112,258          2.99%        107,412          3.12%         85,065         3.18%
Savings                                     20,486          2.64%         19,551          2.68%         16,669         2.84%
Time                                       207,731          5.24%        198,006          5.52%        153,135         5.62%
                                          --------                      --------                       -------
      Total                               $383,180                      $364,676                      $287,362
                                          ========                      ========                      ========

The following table summarizes at December 31, 1999 and December 31, 1998, the Company's certificates of deposit of $100,000 or more by time remaining until maturity.

                                                                                    December 31,
                                                                              ----------------------
                                                                                1999            1998
                                                                              -------        -------
                                                                                   (In Thousands)
REMAINING MATURITY
 Less than three months                                                       $28,764        $19,911
 Three months up to six months                                                 17,379          9,650
 Six months up to one year                                                     14,220          8,834
 One year and over                                                             10,996          7,073
                                                                              -------        -------
       Total                                                                  $71,359        $45,468
                                                                              =======        =======

FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK BORROWINGS

The subsidiary banks are members of the Federal Home Loan Bank of Topeka
(FHLB), which is one of 12 regional Federal Home Loan Banks. The FHLB system functions as a central bank providing credit for members. As members of the FHLB, the Company's subsidiary banks are entitled to borrow funds from the FHLB and are required to own FHLB stock in an amount determined by a formula based upon total assets and FHLB borrowings. The Company's subsidiary banks may use FHLB borrowings to supplement deposits as a source of funds. At December 31, 1999, FHLB borrowings aggregated $24.1 million, compared to $9.2 million at December 31, 1998, and $2.6 million at December 31, 1997. At December 31, 1999, based on its FHLB stockholdings, the aggregate available and unused borrowing capacity of the Company's subsidiary banks was approximately $67.9 million, which was available through a line of credit an term advances. FHLB borrowings are collateralized by FHLB stock and certain qualifying mortgage loans of the Company's subsidiary banks.

A variety of borrowing terms and maturities can be chosen from the FHLB. Maturities available range generally from one day up to 15 years. Interest rates can be either fixed or variable and prepayment options are available if desired. The FHLB offers both amortizing and non-amortizing advances. To date, FHLB stock has been redeemable at the preset price of $100 per share, but there can be no assurance that this policy will continue.

Two of the Company's banks, TeamBank, N.A. and First National Bank and Trust Co., are member banks of the Federal Reserve Bank of Kansas City and may use the Federal Reserve Bank discount window to meet short-term funding needs. These loans are available on a secured basis. Generally the banks pledge U.S. Government or qualifying municipal securities for these notes. None of the Company's subsidiary banks have utilized short-term Federal Reserve Bank borrowings for over five years.

CAPITAL RESOURCES

The Company monitors compliance with bank and bank holding company regulatory capital requirements, focusing primarily on risk-based guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy, core capital and total capital, which consists of core and secondary capital. Core capital, also known as Tier 1 capital, generally includes common shareholders' equity, perpetual preferred stock and minority interests in consolidated subsidiaries, less goodwill and intangible assets. No more than 25% of core capital elements may consist of cumulative preferred stock. Total risk based capital, also known as Tier 2 capital, generally includes the allowance for loan losses limited to 1.25% of weighted risk assets, certain forms of perpetual preferred stock, as well as hybrid capital instruments.

The following tables present the Company's capital ratios as of the indicated dates.

                                                                 Risk Based Capital Ratios
                                               --------------------------------------------------------------------
                                                                        At December 31,
                                               --------------------------------------------------------------------
                                                       1999                    1998                    1997
                                               ------------------      ------------------      --------------------
                                               Amount       Ratio      Amount       Ratio      Amount      Ratio
                                               ------       -----      ------       -----      ------      -----
                                                                     (Dollars In Thousands)
Core capital                                 $ 30,133       9.45%     $18,936       7.05%     $ 17,823       6.97%
Core capital minimum requirement (1)           12,756       4.00%      10,737       4.00%       10,224       4.00%
                                             --------      ------    --------      ------     --------     -------
Excess                                        $17,377       5.45%     $ 8,199       3.05%      $ 7,599       2.97%
                                             ========      ======    ========      ======     ========     =======

Total risk based capital                       33,453      10.49%      21,477       8.00%      19,452        7.61%
Total risk based capital requirement           25,512       8.00%      21,474       8.00%      20,450        8.00%
                                             --------      ------    --------      ------    ---------     -------
Excess (deficit)                             $  7,941       2.49%     $     3       0.00%     $  (998)      (0.39)%
                                             ========      ======    ========      ======    =========     =======
       Total risk adjusted assets            $318,896                $260,433                $255,621
                                             ========                ========                =========

                                                                        Leverage Ratios
                                               --------------------------------------------------------------------
                                                                        At December 31,
                                               --------------------------------------------------------------------
                                                  1999                    1998                    1997
                                               ------------------      ------------------      --------------------
                                               Amount       Ratio      Amount       Ratio      Amount      Ratio
                                               ------       -----      ------       -----      ------      -----
                                                                     (Dollars In Thousands)
 Core capital                                $ 30,133       5.94%     $18,936       4.50%     $ 17,823       5.39%
 Core capital minimum requirement (2)          20,283       4.00%      16,847       4.00%       13,235       4.00%
                                             --------      ------    --------      ------    ---------     -------
Excess                                       $  9,850       1.94%     $ 2,089       0.50%     $  4,588       1.39%
                                             ========      ======    ========      ======    =========     =======
Average total assets                         $507,069                $421,184                 $330,884
                                             ========                ========                =========

(1) Based on risk-based capital guidelines of the Federal Reserve, a bank holding company is required to maintain a core capital to risk-adjusted assets ratio of 4% and a total capital, risk-based, to risk- adjusted assets ratio of 8%.

 (2) The leverage ratio is defined as the ratio of core capital to average tangible assets. Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio in excess of 4%.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 as amended is effective for fiscal years beginning after June 15, 2000. The adoption of the standard is not expected to have a significant impact on the consolidated financial statements of the Company.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LIQUIDITY

The Company continuously forecasts and manages its liquidity in order to satisfy cash flow requirements of depositors and borrowers and allow the Company to meet its own cash flow needs. The Company has developed internal and external sources of liquidity to meet its continued growth needs. These include, but are not limited to, the ability to raise deposits through branch promotional campaigns, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank. The Company's most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At December 31, 1999 and December 31, 1998 these liquid assets totaled $159.4 million and $141.2 million, respectively. Management believes the Company's sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

ASSET AND LIABILITY MANAGEMENT

Asset and liability management refers to management's efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the repricing of interest rate sensitive interest-bearing assets and interest-bearing liabilities. Controlling the maturity of repricing of an institution's liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. Close matching of repricing assets and liabilities will normally result in little change in net interest income when interest rates change. The Company monitors its assets and liability mix monthly in an effort to maintain consistent earnings performance through control of interest rate risk.

Below is a static gap schedule for the Company as of December 31, 1999. This is just one of several tools which may be used to measure and manage interest rate sensitivity. Earning assets and interest-bearing liabilities are presented below within selected time intervals based on their repricing and maturity characteristics. In this view, the sensitivity position is perfectly matched when an equal amount of assets and liabilities reprice during any given time period. Excess assets or liabilities repricing in a given time period results in the interest rate gap shown in the table. A positive gap indicates more assets than liabilities will reprice in that time period, while a negative gap indicates more liabilities than assets will reprice.

                                                                          STATIC GAP ANALYSIS AT DECEMBER 31, 1999
                                                          ---------------------------------------------------------------------
                                                                        Three months
                                                            Less than   to less than     One to           Over
                                                          Three Months    One Year     Five Years      Five Years         Total
                                                          ------------  -------------  ----------      ----------         -----
Interest Earning Assets:                                                        (Dollars In Thousands)
   Loans receivable, net of unearned income                 $ 52,220      $ 87,767      $ 87,410        $ 81,858        $309,255
   Investment securities available for sale                    5,873        22,030        64,815          44,182         136,901
   Investment securities held to maturity                        651           660         8,899          15,420          25,630
   Federal funds sold and interest bearing deposits            2,690            94           313               -           3,097
   Other interest earning assets                               1,953             -             -               -           1,953
                                                            --------      --------      ---------       --------        --------
Total interest earning assets                                 63,387       110,551       161,437         141,460         476,835
                                                            --------      --------      ---------       --------        --------

 Interest Bearing Liabilities:
   Savings deposits and interest-bearing checking            147,174             -             -               -         147,174
   Time deposits under $100,000                               35,058        89,234        45,905             121         170,318
   Time deposits over $100,000                                28,764        31,599        10,090             906          71,359
   Federal funds purchased and securities
       sold under agreements to repurchase                     8,501           726             -               -           9,227
   Federal Home Loan Bank Advances                                 -         2,426         16,629          5,000          24,055
   Notes Payable                                               9,924            -               -              -           9,924
                                                            --------      --------      ---------       --------        --------
Total interest bearing liabilities                           229,421       123,985         72,624          6,027         432,057
                                                            --------      --------      ---------       --------        --------

Periodic Repricing Gap                                      (166,034)      (13,434)        88,813        135,433          44,778
Cumulative Repricing Gap                                    (166,034)     (179,468)       (90,655)        44,778
Periodic Repricing Gap as a percent
       of interest earning assets                            (261.94)%      (12.15)%        55.01%         95.74%
Cumulative Repricing Gap as a percent
       of interest earning assets                            (261.94)%    (162.34)%        (56.15)%        31.65%


The table indicates that the Company is liability sensitive in the less than three-month period and the three months to less than one-year period, and it is asset sensitive for all other periods. This means that during the first two period classifications, interest bearing liabilities reprice faster than interest earning assets, thereby improving net interest income when rates are falling and reducing net income when rates are rising. While the "static gap" method is a widely used measure of interest sensitivity, it is not, in management's opinion, the only indicator of the Company's rate sensitivity.

The following table indicates that at December 31, 1999, if there had been a sudden and sustained increase in prevailing market interest rates, the Company's 2000 interest income would be expected to decrease, while a decrease in rates would indicate an increase in income.

                                            Net Interest     (Decrease)     Percent
Change in Interest Rates                      Income          Increase      Change
------------------------                    ------------     ----------     -------
                                                      (Dollars In Thousands)
                                            ---------------------------------------
200 basis point rise                       $   15,927         $(474)        (2.89)%
100 basis point rise                           16,092          (308)        (1.88)
base rate scenario                             16,401              -            -
100 basis point decline                        16,591            190         1.16
200 basis point decline                        16,899            499         3.04


The Company also believes it is appropriately positioned for future interest rate movements, although it may experience some fluctuation in net interest income due to short-term timing differences between the repricing of assets and liabilities.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS
Independent Auditors' Report                                                            37

Consolidated Statements of Financial Condition as of December 31, 1999 and 1998         38

Consolidated Statements of Operations for the
         Fiscal Years Ended December 31, 1999, 1998, and 1997                           39

Consolidated Statements of Comprehensive Income for the
         Fiscal Years Ended December 31, 1999, 1998, and 1997                           40

Consolidated Statements of Changes In Stockholders' Equity                              41

Consolidated Statements of Cash Flows for the
         Fiscal Years Ended December 31, 1999, 1998, and 1997                           42

Notes to Consolidated Financial Statements                                              43

INDEPENDENT AUDITORS' REPORT


Board of Directors
Team Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Team Financial, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team Financial, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


KPMG LLP
Kansas City, Missouri
February 11, 2000

                                  TEAM FINANCIAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                              (IN THOUSANDS)

                                                                                    December 31,                December 31,
                                                                                            1999                       1998
                                                                                    ------------                ------------
ASSETS
Cash and due from banks                                                             $    17,458                 $    27,397
Federal funds sold and interest bearing bank deposits                                     5,049                       4,502
                                                                                    ------------                ------------
        Cash and cash equivalents                                                        22,507                      31,899
                                                                                    ------------                ------------
Investment securities
    Available for sale, at estimated fair value (amortized cost of $139,618 and
        $108,385 at December  31, 1999 and December 31, 1998, respectively)             136,901                     109,296
    Held to maturity, at cost (estimated fair value of $25,135 and $26,621
        at December 31, 1999 and December 31, 1998, respectively)                        25,630                      25,742
                                                                                    ------------                ------------
        Total investment securities                                                     162,531                     135,038
                                                                                    ------------                ------------

Loans receivable, net of unearned fees                                                  309,255                     256,126
Allowance for loan and lease losses                                                      (3,320)                     (2,541)
                                                                                    ------------                ------------
        Net loans receivable                                                            305,935                     253,585
                                                                                    ------------                ------------

Accrued interest receivable                                                               4,911                       4,102
Premises and equipment, net                                                               9,770                       8,560
Assets acquired through foreclosure                                                         792                         906
Goodwill, net of accumulated amortization                                                 9,263                       5,850
Other assets                                                                              2,496                       2,412
                                                                                    ------------                ------------
        Total Assets                                                                $   518,205                 $   442,352
                                                                                    ============                ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Checking Deposits                                                               $   124,415                 $   117,901
    Savings Deposits                                                                     22,135                      20,266
    Money Market Deposits                                                                46,889                      41,560
    Certificates of Deposits                                                            241,677                     204,620
                                                                                    ------------                ------------
        Total Deposits                                                                  435,116                     384,347
                                                                                    ------------                ------------
Federal Funds purchased and securities sold
    under agreements to repurchase                                                        9,227                       6,273
Federal Home Loan Bank Advances                                                          24,055                       9,160
Notes payable                                                                             9,924                      13,900
Accrued expenses and other liabilities                                                    2,314                       3,271
                                                                                    ------------                ------------
        Total Liabilities                                                               480,636                     416,951
                                                                                    ------------                ------------
Redeemable common stock held by ESOP, net of unearned compensation                          -                        16,876
                                                                                    ------------                ------------

Stockholders' Equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued                                           -
Common stock, no par value, 50,000,000 shares authorized; 4,157,053 and
    3,020,098 shares issued; 4,130,048 and 2,993,093 shares outstanding at
    December 31, 1999 and December 31, 1998                                              25,268                      13,980
Capital surplus                                                                             122                         122
Retained Earnings                                                                        14,356                      11,921
Treasury stock, 27,005 shares of common stock at cost                                      (187)                       (187)
Accumulated other comprehensive income                                                   (1,990)                        565
Unearned compensation                                                                       -                        (1,000)
Less redeemable common stock held by ESOP, net of unearned compensation                     -                       (16,876)
                                                                                    ------------                ------------
        Total stockholders' equity                                                       37,569                       8,525
                                                                                    ------------                ------------
        Total liabilities and stockholders' equity                                  $   518,205                 $   442,352
                                                                                    ============                ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                TEAM FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                Year Ended December 31,
                                                          --------------------------------------------------------------------
                                                                        1999                     1998                     1997
                                                          ------------------       ------------------       ------------------
INTEREST INCOME:
Interest and fees on loans                                      $     23,825             $     23,183             $     19,475
Taxable investment securities                                          7,450                    7,127                    5,458
Nontaxable investment securities                                       1,160                    1,133                      827
Other                                                                    467                      411                      377
                                                          ------------------       ------------------       ------------------

      Total interest income                                           32,902                   31,854                   26,137
                                                          ------------------       ------------------       ------------------

INTEREST EXPENSE:
Deposits
      Checking Deposits                                                1,856                    2,016                    1,672
      Savings Deposits                                                   542                      523                      474
      Money Market Deposits                                            1,480                    1,351                    1,040
      Certificates of Deposits                                        10,878                   10,917                    8,608
Federal funds sold and securities sold
      under agreements to repurchase                                     490                      528                      569
FHLB advances                                                            892                      300                      156
Notes payable                                                            685                      938                      368
                                                          ------------------       ------------------       ------------------

      Total interest expense                                          16,823                   16,573                   12,887
                                                          ------------------       ------------------       ------------------

      Net interest income before provision for loan losses            16,079                   15,281                   13,250

Provision for loan losses                                                902                    1,486                    1,095
                                                          ------------------       ------------------       ------------------

      Net interest income after provision for loan losses             15,177                   13,795                   12,155
                                                          ------------------       ------------------       ------------------

OTHER INCOME:
Service charges                                                        2,352                    2,039                    1,670
Trust fees                                                               597                      454                      408
Gain on sales of mortgage loans                                          413                      664                      268
Gain on sales of investment securities                                     1                       18                        2
Other                                                                  1,220                    1,431                      931
                                                          ------------------       ------------------       ------------------

      Total other income                                               4,583                    4,606                    3,279
                                                          ------------------       ------------------       ------------------

OTHER EXPENSES:
Salaries and employee benefits                                         7,654                    7,835                    6,419
Occupancy and equipment                                                1,782                    1,805                    1,668
Data processing                                                        1,494                    1,265                    1,033
Professional fees                                                        596                      645                      519
Marketing                                                                291                      479                      395
Supplies                                                                 251                      320                      264
Goodwill amortization                                                    453                      405                      140
Conversion                                                               151                        -                        -
Other                                                                  2,799                    2,630                    2,229
                                                          ------------------       ------------------       ------------------

      Total other expenses                                            15,471                   15,384                   12,667
                                                          ------------------       ------------------       ------------------

      Income before income taxes                                       4,289                    3,017                    2,767

Income taxes                                                           1,120                      673                      553
                                                          ------------------       ------------------       ------------------

      Net income                                                $      3,169             $      2,344             $      2,214
                                                          ==================       ==================       ==================

Shares applicable to basic and diluted income per share            3,403,478                2,765,632                2,645,300
                                                          ------------------       ------------------       ------------------

Basic and diluted income per share                              $       0.93             $       0.85             $       0.84
                                                          ==================       ==================       ==================

 SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          TEAM FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                      (IN THOUSANDS)

                                                                                                Year Ended December 31,
                                                                                    -----------------------------------------------
                                                                                              1999             1998            1997
                                                                                    --------------   --------------   -------------
Net Income                                                                            $      3,169     $      2,344     $     2,214

Other comprehensive income, net of tax:

    Unrealized gains (losses) on investment securities available for sale                   (2,554)             228             280
        net of  tax $(1,073), $126, and $169 in 1999, 1998, and 1997, respectively
    Reclassification adjustment for gains included in net income
        net of tax $0, $(4), and $0 in 1999, 1998, and 1997, respectively                       (1)             (22)             (1)
                                                                                    --------------   --------------   -------------
        Other comprehensive income                                                          (2,555)             206             279
                                                                                    --------------   --------------   -------------
        Comprehensive income                                                           $       614     $      2,550     $     2,493
                                                                                    ==============   ==============   =============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                  TEAM FINANCIAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1999, 1998, 1997
                          (DOLLARS IN THOUSANDS)


                                                                                                      ACCUMULATED
                                                       ADDITIONAL                                        OTHER
                                              COMMON     PAID-IN   RETAINED    UNEARNED    TREASURY  COMPREHENSIVE
                                               STOCK     CAPITAL   EARNINGS  COMPENSATION   STOCK       INCOME
                                             --------  ----------  --------  ------------  --------  -------------
BALANCE, December 31, 1996                   $ 12,689     $ 122    $  8,732   $ (1,746)     $ (363)    $     80
Common stock issued in connection with
   compensation plans (9,540 shares)               61         -           -          -           -            -
Common stock issued in connection with
   private placement ( 115,265 shares)          1,084         -           -          -           -            -
Net Earnings                                        -         -       2,214          -           -            -
Dividends ($0.23 per share)                         -         -        (683)         -           -            -
Principal payments on ESOP notes payable            -         -           -        295           -            -
Market value adjustment to redeemable
   ESOP common stock                                -         -           -          -           -            -
Other comprehensive income                          -         -           -          -           -          279
                                             --------  ----------  --------  ------------  --------  -------------
BALANCE, December 31, 1997                     13,834         -      10,263     (1,451)       (363)         359
Common stock issued in connection with
   compensation plans (20,273 shares)             146         -           -          -           -            -
Net Earnings                                        -         -       2,344          -           -            -
Dividends ($0.23 per share)                         -         -        (686)         -           -            -
Treasury stock purchased (74,310 shares)            -         -           -          -        (869)           -
Treasury stock sold in connection with
   private placement ( 31,995 shares)               -        31           -          -         343            -
Treasury stock sold in exchange
   for notes payable (67,810 shares)                -        91           -          -         702            -
Principal payments on ESOP notes payable            -         -           -        451           -            -
Market value adjustment to redeemable
   ESOP common stock                                -         -           -          -           -            -
Other comprehensive income                          -         -           -          -           -          206
                                             --------  ----------  --------  ------------  --------  -------------
BALANCE, December 31, 1998                     13,980       122      11,921     (1,000)       (187)         565
Issuance of common stock in connection with
   initial public offering (850,000 shares)     8,331         -           -      1,000           -            -
Common stock issued in connection with
   compensation plans (8,710 shares)               65         -           -          -           -            -
Common stock issued for acquisitions
   (278,245 shares)                             2,892         -           -          -           -            -
Net Earnings                                        -         -       3,169          -           -            -
Dividends ($0.20 per share)                         -         -        (734)         -           -            -
Other comprehensive income                          -         -           -          -           -        (2,555)
                                             --------  ----------  --------  ------------  --------  -------------
BALANCE, December 31, 1999                   $ 25,268     $ 122    $ 14,356   $      -      $ (187)     $ (1,990)
                                             ========  ==========  ========  ============  ========  =============

                                                 LESS REDEEMABLE
                                                  COMMON STOCK
                                                 HELD BY EMPLOYEE
                                               STOCK OWNERSHIP PLAN,        TOTAL
                                                 NET OF UNEARNED         STOCKHOLDERS'
                                                   COMPENSATION             EQUITY
                                               ---------------------     -------------
BALANCE, December 31, 1996                           $ (14,876)             $  4,516
Common stock issued in connection with
   compensation plans (9,540 shares)                         -                    61
Common stock issued in connection with
   private placement ( 115,265 shares)                       -                 1,084
Net Earnings                                                 -                 2,214
Dividends ($0.23 per share)                                  -                   683
Principal payments on ESOP notes payable                     -                   295
Market value adjustment to redeemable
   ESOP common stock                                     3,267                 3,267
Other comprehensive income                                   -                   279
                                               ---------------------     -------------
BALANCE, December 31, 1997                             (18,143)                4,499
Common stock issued in connection with
   compensation plans (20,273 shares)                        -                   146
Net Earnings                                                 -                 2,344
Dividends ($0.23 per share)                                  -                  (686)
Treasury stock purchased (74,310 shares)                     -                  (869)
Treasury stock sold in connection with
   private placement ( 31,995 shares)                        -                   374
Treasury stock sold in exchange
   for notes payable (67,810 shares)                         -                   793
Principal payments on ESOP notes payable                     -                   451
Market value adjustment to redeemable
   ESOP common stock                                     1,267                 1,267
Other comprehensive income                                   -                   206
                                               ---------------------     -------------
BALANCE, December 31, 1998                             (16,876)                8,525
Issuance of common stock in connection with
   initial public offering (850,000 shares)             16,876                26,207
Common stock issued in connection with
   compensation plans (8,710 shares)                         -                    65
Common stock issued for acquisitions
   (278,245 shares)                                          -                 2,892
Net Earnings                                                 -                 3,169
Dividends ($0.20 per share)                                  -                  (734)
Other comprehensive income                                   -                (2,555)
                                               ---------------------     -------------
BALANCE, December 31, 1999                           $       -              $ 37,568
                                               =====================     =============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      TEAM FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------------------
                                                                                  1999               1998               1997
                                                                              ------------      -------------       ------------
Cash flows from operating activities:
    Net income                                                                  $   3,169          $   2,344          $   2,214
    Adjustments to reconcile net income to net cash provided
      by operating activities:
         Provision for loan losses                                                    902              1,486              1,095
         Depreciation and amortization                                              2,223              1,642              1,118
         Allocation of ESOP shares                                                      -                451                295
         Net gain on sales of investment securities                                    (1)               (18)                (2)
         Net gain on sales of mortgage loans                                         (413)              (664)              (268)
         Net gain (loss) on sales of assets acquired through
           foreclosure                                                                151                 (4)               (12)
         Proceeds from sale of mortgage loans                                      37,107             49,024             20,212
         Origination of mortgage loans for sale                                   (33,270)           (53,269)           (20,119)
         Net increase in other assets                                                 569               (617)              (938)
         Net (decrease) increase in accrued expenses and other liabilities           (156)              (148)                40
                                                                              ------------      -------------       ------------

              Net cash provided by operating activities                            10,281                227              3,635
                                                                              ------------      -------------       ------------

Cash flows from investing activities:
    Net increase in loans                                                         (30,591)           (25,818)           (23,465)
    Proceeds from sale of investment securities available-for-sale                     17             13,756             13,179
    Proceeds from maturities and principal reductions of
      investment securities available-for-sale                                     48,364             36,703             14,216
    Purchases of investment securities available-for-sale                         (57,661)           (56,251)           (61,515)
    Proceeds from maturities and principal reductions of
      investment securities held-to-maturity                                        5,460              4,624              1,658
    Purchases of investment securities held-to-maturity                            (5,195)            (8,017)            (6,188)
    Purchase of bank premises and equipment, net of sales                          (1,694)              (825)            (1,321)
    Proceeds from sales for payments on assets acquired through
      foreclosure                                                                      67                 70                127
    Cash (paid) received in acquisitions, net of cash (received) paid              (4,432)            28,501             46,368
                                                                              ------------      -------------       ------------

              Net cash used in investing activities                               (45,665)            (7,257)           (16,941)
                                                                              ------------      -------------       ------------

Cash flows from financing activities:
    Net increase in deposits                                                        6,307             16,875              5,500
    Net increase (decrease) in federal funds purchased and
      securities sold under agreement to repurchase                                 2,954             (7,285)             3,250
    Payments on Federal Home Loan Bank advances                                    (8,105)               (45)            (2,264)
    Proceeds from Federal Home Loan Bank advances                                  19,000              6,600              1,425
    Payments on notes payable                                                     (11,250)            (1,386)            (1,945)
    Proceeds of notes payable                                                       9,424              5,000              7,900
    Common stock issued                                                             8,396                146              1,145
    Purchase of treasury stock                                                          -               (869)                 -
    Sales of treasury stock                                                             -                374                  -
    Dividends paid on common stock                                                   (734)              (686)              (683)
                                                                              ------------      -------------       ------------

              Net cash provided by financing activities                            25,992             18,724             14,328
                                                                              ------------      -------------       ------------

              Net change in cash and cash equivalents                              (9,392)            11,694              1,022

Cash and cash equivalents at beginning of the period                               31,899             20,205             19,183
                                                                              ------------      -------------       ------------

Cash and cash equivalents at end of the period                                  $  22,507          $  31,899          $  20,205
                                                                              ============      =============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest                                                                    $  16,575          $  16,587          $  12,764
    Income taxes                                                                      825                670                930
                                                                              ============      =============       ============

Noncash activities related to acquisitions:
    Investing activities:
      Increase in investments                                                   $  21,985          $       -          $       -
      Net increase in loans                                                        26,498              2,903             17,680
      Increase in premises and equipment                                            1,042                426              1,675
    Financing Activities:
      Increase in deposits                                                         44,462             33,608             69,474

Noncash financing activities - issuance of
    treasury stock in exchange for notes payable                                $       -          $     793          $       -

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies used in presenting the accompanying consolidated financial statements.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries, Team Financial Acquisition Subsidiary, TeamBank, N.A., Iola Bank and Trust Company, First National Bank and Trust Company, and Community Bank (collectively the "Company"). All material inter-company transactions, profits, and balances are eliminated in consolidation. As described in note 10, the employees of the Company and its subsidiary participate in the Team Financial Employee Stock Ownership Plan (ESOP). At December 31, 1999 and 1998, the ESOP owned 1,206,834 and 1,582,700 shares, respectively (approximately 29% and 53%, respectively), of the Company's outstanding common stock.

On June 21, 1999, the Company completed an initial public offering, whereby the Company and its ESOP sold 700,000 and 300,000 shares, respectively, of common stock at $11.25 per share. On July 15, 1999, the Company sold an additional 150,000 shares as part of the over allotment option associated with the initial public offering. Total expenses of the offering approximated $1.6 million. The Company's shares are listed and traded on the Nasdaq National Market under the symbol TFIN.

The net proceeds to the Company from the sale of the common stock including the over-allotment option, were $8.3 million. The net proceeds were used by the Company to repay $7.3 million of debt, which bore interest at 1% under prime and was due on June 30, 1999. The remaining proceeds of $1.0 million were contributed to TeamBank N.A., one of the Company's subsidiary banks, to be used by the Bank for internal growth. Although the Company did not receive any of the proceeds from the selling shareholder's sale of shares, the ESOP repaid $1.0 million in borrowings, which eliminated the Company's liability as primary obligor and increased its stockholders' equity. In connection with the repayment of ESOP debt, the Company will incur a one-time federal tax expense of approximately $60,000.

During the second quarter of 1999, the Company completed the merger by and among two of its subsidiaries, TeamBank Nebraska and TeamBank, N.A., where TeamBank, N.A. was the surviving corporation. The merger is expected to increase operating efficiencies. The Company incurred one-time conversion expenses of $151,000 to integrate the data processing systems.

In December 1999, the Company acquired ComBankshares, Inc., and its subsidiary Community Bank with a total asset size of approximately $52 million. This acquisition has been accounted for by the purchase method and, accordingly, the results of operations from the date of purchase have been included in the consolidated financial statements. The Company also announced, during the fourth quarter ended December 31, 1999, that it had reached an agreement to acquire Fort Calhoun Investment Co., and its subsidiary Fort Calhoun State Bank with total assets of approximately $22 million. The acquisition is subject to the approval of bank regulators. The Company expects the acquisition to close in the first quarter of 2000.

FINANCIAL STATEMENT PRESENTATION AND USE OF ESTIMATES - The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting years. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.

SECURITIES AVAILABLE-FOR-SALE - Securities to be held for indefinite periods of time, including securities that management intends to use as a part of its asset/liability strategy that may be sold in response to changes in interest rates, loan prepayments, or other factors, are classified as available-for-sale and carried at estimated fair value. Gains or losses on the sale of securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Unrealized holding gains or losses, net of tax, for securities available-for-sale are reported as a component of other comprehensive income.

SECURITIES HELD-TO-MATURITY - Securities held-to-maturity are recorded at amortized cost with any premium or discount recognized in interest income using the interest method over the period to maturity. The Company has the positive intent and ability to hold these securities to maturity. A decline in the market value of any security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security. The Company designates securities as held-to-maturity or available-for-sale upon acquisition.

LOANS - Loans are stated at unpaid principal balances, reduced by unearned fees. Interest on loans is accrued and credited to income as it is earned using the simple interest method on daily balances of the principal amount outstanding. However, interest is generally not accrued on loans over 90 days contractually delinquent. In addition, interest is not accrued on loans that are less than 90 days contractually delinquent, but where management has identified concern over future collection. Accrued interest income is reversed when a loan is placed on non-accrual status. Payments received on non-accrual loans are split between principal and interest based upon the terms of the underlying note. Fees received on loans in excess of amounts representing the estimated cost of origination are deferred and credited to income using the interest method.

MORTGAGE BANKING - Loans originated and intended for sale in the secondary market are accounted for under SFAS No. 65, ACCOUNTING FOR CERTAIN MORTGAGE BANKING ACTIVITIES, and SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. Loans held for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Unrealized losses are recognized via a charge against operations through the establishment of a valuation reserve. Realized gains and losses on such loans are accounted for under the specific identification method. Qualified loan origination fees and costs are retained and not amortized during the period the loans are held for sale.

Typically, loans are sold to permanent investors with the Company retaining the right to service the loans. Service fees are recorded in income when earned. Capitalized servicing rights are recorded at the time the loan is sold, thereby increasing the gain on sale by such amount, and subsequently amortized over nine years on a straight-line basis. Any remaining unamortized amount is charged to expense in the related loan is repaid prior to maturity.

Management monitors the capitalized mortgage servicing rights for impairment based on the fair value of those rights, as determined on a quarterly basis. Any impairment is recognized through a valuation allowance.

ALLOWANCES FOR ESTIMATED LOAN LOSSES - The Company accounts for impaired loans in accordance with SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, as amended by SFAS No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - INCOME RECOGNITION AND DISCLOSURES. SFAS No. 114 generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate at the date of initial impairment, or, as a practical expedient, at the loan's observable market prices or fair value of the collateral if the loan is collateral dependent. SFAS No. 114 indicates that a creditor should evaluate the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual.

The Company considers a loan to be impaired when it is deemed probable by management that the Company will be unable to collect all contractual principal and interest payments in accordance with the terms of the original loan agreement. However, when determining whether a loan is impaired, management also considers the loan documentation, the current ratio of the loan's balance to collateral value, and the borrower's present financial position. Included as impaired loans are all loans contractually delinquent 90 days or more, all loans upon which accrual of interest has been suspended, and all loans that have a specific loss allowance applied to adjust the loan to fair value.

The Company applies the measurement provisions of SFAS No. 114 to all loans in its portfolio, and utilizes the cash-basis method of accounting for payments received on impaired loans.

Management believes that allowance for loan losses are adequate. However, additions to or recaptures from the allowances may be necessary based upon changes in economic conditions, borrower financial status, the regulatory environment, real estate values, and loan portfolio size and composition. Many of these factors are beyond the Company's control and, accordingly, periodic provisions for estimated loan losses may vary from time to time. In addition, various regulatory agencies, are an integral part of the examination process, periodically review the Company's allowance for estimated loan losses. Such agencies may develop judgments different from those of management and may require the Company to recognize provision against operations.

REAL ESTATE OWNED - Real estate acquired through foreclosure is initially recorded at the lower of cost or fair value less estimated cost to sell. If fair value less cost to sell is less than amortized cost, a charge against the allowance for estimate loan losses is recorded at property acquisition. Declines in property value subsequent to acquisition are charged to operations.

Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property and the terms of the sale and potential financing. These criteria are presented within SFAS No. 66 ACCOUNTING FOR SALES OF REAL ESTATE, and APB No. 21, INTEREST ON RECEIVABLES AND PAYABLES. Under certain circumstances, a gain on sale of real estate, or a portion thereof, may be deferred until the criteria are met. Losses on disposition of real estate, including expenses incurred in connection with the disposition, are charged to operations.

PREMISES AND EQUIPMENT - Land is carried at cost. Other premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimate useful lives of the assets or the term of the related lease, whichever is shorter. The useful lives for the principal classes of assets are:

ASSETS                                            USEFUL LIFE
------------------------------------              -----------------------
Buildings and improvements                        5 to 40 years
Furniture, fixtures, and equipment                3 to 10 years

GOODWILL - The Company computes amortization via the straight-line method over the estimated useful lives of the related assets. Goodwill resulting from the acquisition of bank branches and subsidiaries represents the excess of the purchase price for the fair value of the net assets acquired or net liabilities assumed. Goodwill is amortized straight-line over periods ranging from fifteen to twenty years.

INCOME TAXES - The Company and its subsidiaries file consolidated federal income tax returns. Certain income and expense items are treated differently for financial reporting purposes than for income tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

RECLASSIFICATIONS - Certain reclassifications have been made to prior period financial statements to conform them to the current fiscal year presentation.

EARNINGS PER SHARE - Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted from issuance of common stock that then share in earnings. Potentially dilutive securities consisted of stock options awarded on December 31, 1999.

RECENT ACCOUNTING DEVELOPMENTS - The Financial Accounting Standards Board
(FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 as amended is effective for fiscal years beginning after June 15, 2000. The adoption of the standard is not expected to have a significant impact on the consolidated financial statements of the Company.

2.   INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities are presented below:


                                                                  December 31, 1999
                                             -----------------------------------------------------
                                                               Gross         Gross        Estimated
                                               Amortized     Unrealized    Unrealized       Fair
                                                 Cost          Gains         Losses         Value
                                             ------------  -----------  ---------------  ----------
 Available for sale:                                            (In Thousands)
 Debt Securities:
      U.S. Treasury Securities                $    4,495   $        9   $       12      $    4,492
      U.S. Agency Securities                      54,311           35          826          53,520
      Mortgage-backed securities                  72,434          302        2,144          70,592
      Nontaxable Municipal Securities              2,050           13           30           2,033
      Taxable Municipal Securities                   785           12            2             795
      Other debt securities                          512           --            7             505
                                              ----------   ----------   ----------      ----------
         Total Debt Securities                   134,587          371        3,021         131,937
                                              ----------   ----------   ----------      ----------
      Equity Securities                            5,031           --           67           4,964
                                              ----------   ----------   ----------      ----------
         Total Available for Sale Securities     139,618          371        3,088         136,901
                                              ----------   ----------   ----------      ----------
Held to maturity:
Debt Securities:
      U.S. Agency Securities                       2,300           --           44           2,256
      Nontaxable Municipal Securities             22,175           97          527          21,745
      Taxable Municipal Securities                   405            5           22             388
      Other debt securities                          750           --            4             746
                                              ----------   ----------   ----------      ----------
         Total Held to Maturity Securities        25,630          102          597          25,135
                                              ----------   ----------   ----------      ----------
                                              $  165,248   $      473   $    3,685      $  162,036
                                              ==========   ==========   ==========      ==========




                                                                  December 31, 1998
                                             -----------------------------------------------------
                                                               Gross         Gross        Estimated
                                               Amortized     Unrealized    Unrealized       Fair
                                                 Cost          Gains         Losses         Value
                                             ------------  -----------  ---------------  ----------
Available for sale:                                              (In Thousands)
Debt Securities:
   U.S. Treasury Securities                   $  7,503      $    143      $     --        $  7,646
   U.S. Agency Securities                       34,882           670            26          35,526
   Mortgage-backed securities                   59,735           347           297          59,785
   Taxable Municipal Securities                  2,397            75             1           2,471
   Other debt securities                           192            --            --             192
                                              --------      --------      --------        --------
       Total Debt Securities                   104,709         1,235           324         105,620
                                              --------      --------      --------        --------
   Equity Securities                             3,676            --            --           3,676
                                              --------      --------      --------        --------

       Total Available for Sale Securities     108,385         1,235           324         109,296
                                              --------      --------      --------        --------
Held to maturity:
Debt Securities:
   U.S. Treasury Securities                        200             2            --             202
   U.S. Agency Securities                        3,725            12             4           3,733
   Nontaxable Municipal Securities              21,817           882            13          22,686
                                              --------      --------      --------        --------
       Total Held to Maturity Securities        25,742           896            17          26,621
                                              --------      --------      --------        --------
                                              $134,127      $  2,131   $       341        $135,917
                                              =========     =========  ===========        ========





Gross realized gains and losses on sale of investment securities available for sale are summarized as follows:



                                                                    Year ended December 31,
                                                            --------------------------------------
                                                               1999          1998          1997
                                                            ----------   -------------  ----------
                                                                         (In Thousands)

Gain on investment securities available for sale           $        1    $       20    $        2
Loss on investment securities available for sale
                                                                   --             2            --
                                                            ----------    ----------    ----------
Net gain on investment securities available for sale       $        1    $       18    $        2
                                                            ==========    ==========    ==========

Proceeds from the sale of investment
securities available for sale                              $       17    $   13,756    $   13,179
                                                           ==========    ==========    ==========


Maturities of investment securities classified as available-for-sale and held-to-maturity are listed in the following table. Maturities dates of mortgage backed investment securities are estimated maturity dates.



                                                                 December 31, 1999
                                                               ---------------------
                                                               Amortized      Fair
                                                                  Cost        Value
                                                               ---------    --------
Available-for-sale:                                                (In Thousands)
      Due less than one year                                    $ 31,605    $ 30,589
      Due after one through five years                            69,267      68,488
      Due after five through ten years                            20,318      19,848
      Due after ten years                                         14,497      14,142
      Other investments                                            3,931       3,833
                                                                 -------     -------
                                                                 139,618     136,901
                                                                 -------     -------
Held-to-maturity:
      Due less than one year                                       1,311       1,274
      Due after one through five years                             8,897       8,688
      Due after five through ten years                             9,614       9,505
      Due after ten years                                          5,807       5,668
                                                                 -------     -------
                                                                  25,630      25,135
                                                                 -------     -------
Total                                                           $165,248    $162,036
                                                                 =======     =======



                                                              December 31, 1998
                                                           ---------------------
                                                            Amortized      Fair
                                                              Cost        Value
                                                           ---------    --------
Available-for-sale:                                            (In Thousands)
      Due less than one year                               $ 42,040    $ 42,102
      Due after one through five years                       51,413      52,163
      Due after five through ten years                        8,722       8,797
      Due after ten years                                     2,342       2,366
      Other investments                                       3,868       3,868
                                                           --------    --------
                                                            108,385     109,296
                                                           --------    --------
Held-to-maturity:
      Due less than one year                                  1,443       1,458
      Due after one through five years                        9,923      10,134
      Due after five through ten years                        8,831       9,229
      Due after ten years                                     5,545       5,800
                                                           --------    --------
                                                             25,742      26,621
                                                           --------    --------
Total                                                      $134,127    $135,917
                                                           ========    ========

Equity securities consist primarily of Federal Home Loan Bank and Federal Reserve Bank stock.

The Company pledges investment securities to secure public deposits and for other purposes as required by state law. The following table presents the pledge status of the Company's investment securities:


                             INVESTMENT SECURITIES PLEDGED
--------------------------------------------------------------------------------

                                                       December 31,
                                            ------------------------------------
                                                 1999                1998
                                            --------------        --------------
                                                      (In Thousands)
Amortized Cost                                $     111,139        $     93,913
Estimated Fair Value                                108,397              95,240



3.       LOANS

Major classifications of loans at December 31, 1999 and 1998 are as follows:




                                                             December 31, 1999
                                               -----------------------------------------------
 Loans Receivable                                Fixed     Adjustable     Total         Mix
                                               ----------  ----------- ------------  ---------
      Loans secured by real estate                            (Dollars In Thousands)
          One to four family                     $ 38,135   $  65,637   $ 103,772    33%
          Construction and land development        14,791       5,559      20,350     6%
          Non-farm, non-residential                10,876      12,293      23,169     7%
          Farmland                                  5,939      12,032      17,971     6%
          Multifamily                                 899       1,206       2,105     1%
      Commercial and industrial                    27,447      35,213      62,660    20%
      Agricultural                                  8,944      15,338      24,282     8%
      Installment loans                            41,380         676      42,056    14%
      Obligations of state and political
        subdivision                                 4,851         629       5,480     2%
      Lease financing receivables                   7,769          --       7,769     3%
                                                  -------   ---------   ---------   ----
    Gross Loans                                   161,031     148,583     309,614
                                                  -------   ---------   ---------
Less unearned fees                                    219         140         359      0%
                                                  -------   ---------   ---------   ----
    Total loans receivable                       $160,812   $ 148,443   $ 309,255    100%
                                                 ========   =========   =========   ====



                                                            December 31, 1998
                                               -----------------------------------------------
 Loans Receivable                                  Fixed    Adjustable    Total        Mix
                                                ----------  ----------- ---------   ---------
      Loans secured by real estate                           (Dollars In Thousands)
      One to four family                          $ 30,330    $ 54,763   $ 85,093        33%
      Construction and land development             13,788         623     14,411         5%
      Non-farm, non-residential                      3,345       4,280      7,625         3%
      Farmland                                       3,884      12,776     16,660         7%
      Multifamily                                      597         927      1,524         1%
   Commercial and industrial                        27,684      39,404     67,088        26%
   Agricultural                                     11,417      13,548     24,965        10%
   Installment loans                                34,676         861     35,537        14%
   Obligations of state and political subdivision    2,751         112      2,863         1%
   Lease financing receivables                         677          --        677         0%
                                                  --------    --------   --------       ---
      Gross Loans                                  129,149     127,294    256,443
Less unearned fees                                     217         100        317         0%
                                                  --------    --------   --------       ---
      Total loans receivable                      $128,932    $127,194   $256,126       100%
                                                  ========    ========   ========       ===

Included in real estate mortgage loans are loans held for sale of approximately $1,379,000 and $6,321,000 at December 31, 1999 and 1998, respectively.

As summary of non performing assets is presented as follows:



                                                                                  December 31,
                                                                     ------------------------------------
                                                                          1999                  1998
                                                                     --------------        --------------
Non-Performing Assets:                                                           (In Thousands)

      Non-accrual loans
         Real estate loans                                             $        445          $        455
         Commercial and industrial                                            1,043                 1,527
         Installment loans                                                      298                   259
         Lease financing receivables                                              6                     -
                                                                       ------------          ------------
             Total Non-accrual loans                                          1,792                 2,241
                                                                       ------------          ------------
      Loans Past Due 90 Days or More Still Accruing
         Real estate loans                                             $        292          $        240
         Commercial and industrial                                              292                   177
         Installment loans                                                       37                    14
         Lease financing receivables                                             -                     -
                                                                       ------------          ------------
             Total Past Due 90 Days or More Still Accruing                     621                    431
                                                                       ------------          ------------
      Total Non-Performing Loans                                             2,413                  2,672
      Other real estate owned                                                  792                    906
                                                                     --------------          ------------
             Total non-performing assets                             $       3,205           $       3,578
                                                                     ==============          =============

Impaired loans, exclusive of nonaccrual loans, are considered insignificant at December 31, 1999 and 1998, as is the amount of interest income reported on such loans during their impairment period.

Activity related to loans made to directors and executive officers of the Company during 1999 is presented below. Such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateralization (In Thousands):



 Loans to executive officers January 1, 1999                  $       3,635
      Additions                                                       1,889
      Additions from acquisitions                                        12
      Amounts collected                                              (2,023)
                                                              --------------
      Balance December 31, 1999                               $       3,513
                                                              ==============



The Company's primary market areas in Kansas are Miami County, Allen County, Labette County, Johnson County, Dickinson County and surrounding counties. The primary market areas in Nebraska are Douglas County and Sarpy County and in Missouri are Vernon County and Barton County. Accordingly, the majority of the loans made by the Company's subsidiary banks are within these primary market areas.

4.  MORTGAGE BANKING ACTIVITIES

The Company services first mortgage loans for permanent investors. Escrow balances are held on deposit for first mortgage loans serviced in the Company's subsidiary banks. The aggregate first mortgage loans serviced and escrow balances held were approximately:

                                                           December 31,
                                                ------------------------------
                                                1999                      1998
                                                -----                     ----
                                                         (In Thousands)
 Mortgage loans serviced                $      124,217             $     107,368
 Escrow deposits                                   144                       225


Included in gain on sales of mortgage loans are capitalized mortgage servicing rights. A summary of the mortgage servicing rights, which are included in other assets for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                                                    December 31,
                                                              ----------------------
                                                              1999     1998     1997
                                                              ----     ----     ----
Mortgage Servicing Rights                                         (In Thousands)
   Balance January 1                                         $ 601    $ 290    $ 151
   Mortgage servicing rights capitalized during the year       374      445      182
   Amortization                                               (153)    (134)     (33)
   Valuation allowance                                           -        -      (10)
                                                             -----    -----    -----
   Balance December 31                                       $ 822    $ 601    $ 290
                                                             =====    =====    =====


Service fees earned by the Company (net of amortization of capitalized mortgage servicing rights), included in other income in the accompanying consolidated statements of operations, are as follows:

                                                                 December 31,
                                                           -----------------------
                                                           1999     1998     1997
                                                           ----     ----     ----
                                                                 (In Thousands)
Service fees earned                                       $ 315    $ 267    $ 239
                                                          =====    =====    =====



5.  ALLOWANCE FOR LOAN LOSSES

A summary of the allowances for loan losses for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                                                 DECEMBER 31,
                                                           --------------------------
                                                           1999       1998       1997
                                                           ----       ----       ----
                                                                (In Thousands)
Balance, beginning of period                             $ 2,541    $ 1,629    $ 1,518
Provision for estimated loan losses                          902      1,486      1,095
Charge-offs                                                 (779)      (723)    (1,142)
Allowance for loan losses of acquired bank                   433         -          -
Recoveries                                                   223        149        158
                                                         -------    -------    -------
Balance, end of period                                   $ 3,320    $ 2,541    $ 1,629
                                                         =======    =======    =======

6.  BANK PREMISES AND EQUIPMENT

Major classifications of bank premises and equipment at December 31, 1999 and 1998 are summarized as follows:

                                                                December 31,
                                                              ---------------
                                                              1999       1998
                                                              ----       ----
                                                               (In Thousands)
Land                                                        $ 1,044     $ 1,038
Bank premises                                                 9,820       8,181
Furniture, fixtures, and equipment                            6,548       6,251
                                                            -------     -------
                                                             17,412      15,470
Less accumulated depreciation                                 7,642       6,910
                                                            -------     -------
                                                            $ 9,770     $ 8,560
                                                            =======     =======


Depreciation expense aggregating $875,000, $830,000, and $852,000 for the years ended December 31, 1999, 1998, and 1997, respectively has been included in occupancy and equipment expense in the accompanying consolidating statements of operations.

7.  DEPOSIT ACCOUNTS

Deposits are summarized as follows:


                                                                  December 31,
                                                           -----------------------
                                                               1999         1998
                                                           -----------   ---------
                                                                 (In Thousands)
Demand:
     Noninterest bearing                                     $ 46,265      $ 42,234
                                                             --------      --------
     Interest bearing:
        NOW                                                    78,150        75,667
        Money Market                                           46,889        41,560
                                                             --------      --------
                                                              125,039       117,227
                                                             --------      --------
            Total demand                                      171,304       159,461
Savings                                                        22,135        20,266
Time                                                          241,677       204,620
                                                             --------      --------
Total Deposits                                               $435,116      $384,347
                                                             ========      ========
Time Deposits of $100,000 and over                           $ 71,359      $ 45,468
                                                             ========      ========

Principal maturities of time deposits at December 31, 1999 are as follows (In Thousands):


Year                                                              Amount
----                                                           -------------
2000                                                           $     177,514
2001                                                                  41,166
2002                                                                   6,753
2003                                                                   8,510
2004                                                                   6,207
Thereafter                                                             1,528
                                                               -------------
                                                               $     241,677
                                                               =============




8.  SECURITIES SOLD UNDER AGREEEMENTS TO REPURCHASE

The Company's obligation to repurchase securities sold at December 31, 1999 and 1998 aggregated $4,827,000 and $6,273,000, respectively. Information concerning securities sold under agreements to repurchase is as follows:

                                                                December 31,
                                                            ---------------------
                                                              1999        1998
                                                            -------    ----------
                                                            (Dollars In Thousands)
Average monthly balance during the year                     $5,873      $ 7,479
Weighted average interest rate during the year                4.96%        4.83%
Maximum month-end balance during the year                   $9,268      $12,491
                                                            ======      =======


At December 31, 1999, such agreements were secured by investment securities. Pledged securities are maintained by a safekeeping agent under the control of the Company.

9.  ADVANCES FROM THE FEDERAL HOME LOAN BANK AND NOTES PAYABLE

Following is a summary of the advances from the Federal Home Loan bank and notes payable at December 31, 1999 and 1998 (Dollars In Thousands):


                                                                                        1999       1998
                                                                                     ----------- -----------
Notes payable related to ESOP borrowings, at interest rates ranging from 5.60%
  to 6.75% due in 2002 and 2004. Note paid off with ESOP proceeds from
  Initial Public Offering                                                            $    --     $ 1,000

Note payable of to unrelated bank, interest at 1% under prime rate (7.75% at
  December 31, 1998), due June 30, 1999, secured by common stock of
  subsidiary banks                                                                        --      12,400

Unsecured notes payable of interest at 7.0% due in 2000 and 1999, respectively           500         500

Note payable line of credit of Team Financial, Inc. to unrelated bank, interest floating at 1.75% over one month LIBOR (7.27% at December 31, 1999), due
   December 31, 2000, secured by common stock of subsidiary banks                      5,000          --

Borrowing under a line of credit to unrelated bank, interest floating at 1.75%
   over one month LIBOR (7.57% at December 31, 1999), due
   December 31, 2002, secured by common stock of subsidiary banks
   Maximum credit limit as of December 31, 1999 was $15,000,000                        4,424          --

Federal Home Loan Bank borrowings by certain subsidiary banks at interest rates ranging from 4.27% to 6.97%; maturities ranging from 1999 to 2013; secured by
  real estate loans, investments securities, and Federal Home Loan Bank stock         24,055       9,160
                                                                                     -------     -------
                                                                                     $33,979     $23,060
                                                                                     =======     =======


The Company maintains a line of credit of $15,000,000 to an unrelated bank with interest floating at 1.75% over one month LIBOR, due December 31, 2002. As of December 31, 1999, the Company had $4,424,000 outstanding on the line of credit with an available balance of $10,576,000. The Company's subsidiary banks maintain lines of credit with the Federal Home Loan Bank totaling $92,000,000. As of December 31, 1999 the Company's subsidiary banks had $24,055,000 outstanding on the line of credit with an available balance of $67,945,000.

Principal maturities on advances from the Federal Home Loan Bank and notes payable outstanding at December 31, 1999 are as follows (In Thousands):



         Year                                         Amount
         ----                                      -----------
         2000                                        $   5,924
         2001                                            1,400
         2002                                            5,000
         2003                                            3,651
         2004                                           12,000
         Thereafter                                      6,004
                                                    -----------
                                                     $  33,979
                                                    ===========


Management expects to renew the loan for $5,000,000 maturing December 31, 2000, but can provide no assurance to that effect.

10.  EMPLOYEE BENEFIT PLANS

Eligible employees of the Company and subsidiary banks participate in an employee stock ownership plan (ESOP), which was formed in 1986. The Company had related ESOP borrowings under bank loan agreements (see note 9) that qualify as "exempt loans" under Internal Revenue Code (IRC) Section 4975 (d) (3), the proceeds of which were used to acquire Company common stock. Those funds, in turn, were used by the Company to acquire certain subsidiary banks. Contributions, along with dividends on unallocated shares of common stock, are used by the ESOP to make payments of principal and interest on the bank loans. On December 31, 1998, the debt related to the ESOP was recorded as debt and the shares pledged as collateral are reported as unearned compensation in the accompanying consolidated statements of the financial condition. Unearned compensation is reduced as the related notes payable are reduced or increased upon additional ESOP borrowings. At December 31, 1998 participants had been allocated 1,448,140 shares of the Company's common stock. These shares were redeemable under certain circumstances by former employees at the fair value of the common stock and, accordingly, were classified, net of unearned compensation, outside of stockholders' equity. The repurchase obligation of the Company at December 31, 1998 aggregated approximately $16,876,000. On June 21, 1999, the Company completed an initial public offering, whereby the Company and its ESOP sold 700,000 and 300,000 shares, respectively of common stock at $11.25 per share. A portion of the proceeds were used by the ESOP to repay $1.0 million in borrowings, which eliminated the Company's unearned compensation balance as primary obligor and increased stockholders' equity.

ESOP contributions by the Company and the banks charged to salaries and benefits expense in 1999, 1998, and 1997 aggregated $278,000, $542,000, and $624,000 respectively.

In May 1994, the Company adopted an employee stock purchase plan. The plan provides employees the opportunity to purchase common stock in the Company pursuant to Section 423 of the IRC. The Company issued 6,492; 8,710; and 6,500 shares in January 2000, 1999, and 1998, respectively, in exchange for cash of $56,000; $65,000; and $45,000.

In January 1996, the Company implemented a bonus program, which awards employees for their performance based on certain financial and growth targets determined by management. Bonus awards are at the discretion of the compensation committee and may consist of cash, common stock, or a combination thereof. The Company and subsidiary banks charged $232,000, $459,000, and $139,000 to salaries and benefits expense as a result of this bonus program in 1999, 1998, and 1997, respectively.

In November 1998, the Board of Directors of the Company approved the Team Financial, Inc. 401(k) Savings Plan. The Plan became effective January 1, 1999. Employees, meeting certain conditions, are eligible to participate in the Plan immediately upon their employment date. The Company will match 50% of the first 6% of compensation which employees contribute to the Plan. The Company's contributions will vest ratably over five years.

In May of 1999, the Board of Directors of the Company approved a Stock Incentive Plan ( the "Plan"), which provides for several different types of stock and stock-based awards. The Plan became effective July 1,1999. Employees meeting certain conditions are eligible to participate in the Plan. The selection of participants will be solely within the discretion of the Board of Directors. The stock incentive awards authorized to be distributed under the Plan on a stand alone, combination, or tandem basis are (i) stock options, (ii) stock appreciation rights, (iii) other stock based awards. Pursuant to the Plan, 70,000 shares of Team Financial, Inc. common stock are reserved for issuance under the stock option components of the Plan. On December 31, 1999, the Company granted stock options to acquire 55,000 shares for $8.94 per share. These options vest over 10 years and expire on December 31, 2009.

The Company applies Accounting Principals Board ("APB") Opinion No. 25 and related interpretations in accounting for the Stock Incentive Plan. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock. Because the Plan provides for the issuance of stock options at a price of no less than the fair market value at the date of grant, no compensation costs has been recognized for the stock option components of the Plan.

Had compensation costs for the stock option components of the Plan been determined based upon the fair value at the date of grant consistent with SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                     Year Ended December 31,
                                                           --------------------------------------------
                                                                1999           1998          1997
                                                           ------------   -------------   -------------
                                                           (Dollars In Thousands, Except Per Share Data)
 Net income:
     As reported                                            $    3,169     $    2,344     $     2,214
     Pro forma                                                   3,143          2,344           2,214

Basic and diluted earnings per share
     As reported                                            $     0.93     $     0.85     $      0.84
     Pro forma                                                    0.92           0.85            0.84

Shares utilized in basic and diluted                         3,403,478      2,765,632       2,645,300
earnings per share


The fair value of options was estimated using the following weighted average information; risk free interest rate of 7.00%, expected life of 10 years, expected volatility of stock price of 15.58% and expected dividends of 1.91% per year.

11. INCOME TAXES

Income tax expense (benefit) attributable to income from operations for 1999, 1998, and 1997 consists of the following:



                                                        1999                    1998           1997
                                                    -----------           ------------       ---------
                                                                         (In Thousands)
Current                                               $  1,238               $   730         $   366
Deferred                                                  (118)                  (57)            187
                                                      --------               -------         -------
Total                                                 $  1,120               $   673         $   553
                                                      ========               =======         =======




Following is a reconciliation between income tax expense attributable to income from operations and the amount computed by multiplying earnings before income taxes by the statutory federal income tax rate of 34%:


                                                         1999                   1998          1997
                                                       ---------           ------------      --------
                                                                     (In Thousands)
Expected federal income tax expense                   $  1,458              $  1,026        $   941
Interest on obligations of state and political
 subdivisions                                             (445)                 (362)          (249)
State income taxes, net of federal tax benefit             163                   114              7
Income tax benefit on dividends paid to ESOP               (27)                 (125)          (132)
Other                                                      (29)                   20            (14)
                                                      --------              --------        -------
Income tax expense attributable to income from
operations                                            $  1,120              $    673        $   553
                                                      ========              ========        =======

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:


                                                                            1999         1998
                                                                         ---------     --------
                                                                              (In Thousands)
 DEFERRED TAX ASSETS
 Investment securities                                                   $  1,228       $    -
 Allowance for loan losses                                                    647          346
 Acquired net operating loss carryforwards                                    311          294
 Deferred compensation                                                         72           74
 Loans                                                                         11           21
 State taxes                                                                    2            -
                                                                         ---------     --------
 Total gross deferred tax assets                                            2,271          735
                                                                         ---------     --------


 DEFERRED TAX LIABILITIES
 Investment securities                                                   $      -      $   348
 Mortgage servicing rights                                                    279          205
 Bank premises and equipment                                                  174          138
 FHLB stock                                                                   180          115
 Other                                                                         58           38
 State taxes                                                                    -            5
                                                                         ---------     --------
 Total gross deferred tax liabilities                                         691          849
                                                                         ---------     --------
 Net deferred tax asset (liability)                                      $  1,580      $  (114)
                                                                         =========     ========


The net operating loss carryforward, if not utilized, will expire in 2003.

Beginning in 2000, the Company will be required to begin recapturing its tax bad debt reserves of approximately $1,230,000 that had previously been established under Internal Revenue Code Section 585. A portion of this amount will be included in taxable income over each of the next four years according to the appropriate provisions of the Code. Tax expense has previously been provided on this amount, and the related deferred tax liability of $1,224,000 is included in deferred taxes. A valuation allowance for deferred tax assets was not necessary at December 31, 1999 or 1998.

12.      FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value of financial instruments at December 31, 1999 and 1998, including methods and assumptions utilized, are set forth below:

                                                                            1999                       1998
                                                               --------------------------    -----------------------
                                                                 Carrying    Estimated      Carrying    Estimated
                                                                  amount     fair value      amount     fair value
                                                               -----------    -----------   ----------  ----------
                                                                                   (In Thousands)
Investment securities                                          $ 163,000     $ 162,000      $ 135,000  $ 136,000
                                                               =========     =========      =========  =========
Loans, net of unearned discounts and allowance
      for loan losses                                          $ 306,000     $ 307,000      $ 254,000  $ 256,000
                                                               =========     =========      =========  =========

Demand deposits                                                $  46,000     $  46,000      $  42,000  $  43,000
Money market and NOW deposits                                    125,000       125,000        117,000    117,000
Savings deposits                                                  22,000        22,000         20,000     20,000
Time deposits                                                    242,000       241,000        205,000    206,000
                                                               =========     =========      =========  =========
      Total deposits                                           $ 435,000     $ 434,000      $ 384,000  $ 386,000
                                                               =========     =========      =========  =========
Notes payable and FHLB Advances                                $  34,000     $ 34,000        $ 23,000  $  23,000
                                                               =========     =========      =========  =========


METHODS AND ASSUMPTIONS

The estimated fair value of investment securities is based on bid prices published in financial newspapers or bid quotations received from securities dealers.

The estimated fair value of the Company's loan portfolio is based on the segregation of loans by maturity using a weighted average pool rate. In estimating the fair value of loans, the carrying amount is reduced by the allowance for loan losses. The estimated fair value is calculated by discounting scheduled cash flow through the estimated maturity using estimated market discount rates based upon the Company's average cost of funds that reflect the interest rate risk inherent in the loans reduced by the allowance for loan losses.

The estimated fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, savings, NOW accounts, and money market accounts, is equal to the amount payable on demand. The fair value of interest bearing time deposits is based on the discounted value of contractual cash flows of such deposits. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

The carrying value of all notes payable approximates fair value, as all notes are either based upon floating market rates of interest or based upon fixed rates, which approximate market rates.

LIMITATIONS

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

13.  CAPITAL ADEQUACY

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below for the Company's significant subsidiary banks) of total risk-based and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1999, that the banks meet all capital adequacy requirements to which they are subject.

                                                                                                              To be well-capitalized
                                                                                                                  under prompt
                                                                                          For capital              corrective
                                                                      Actual           Adequacy Purposes       Action Provision
                                                              ---------------------   ------------------- ------------   ----------
                                                                 Amount       Ratio     Amount        Ratio      Amount     Ratio
                                                              -----------   --------  -----------    --------- ---------- ---------
                                                                                         (Dollars In Thousands)
At December 31, 1999
  TeamBank, N.A.
     Risk-based capital (to risk weighted assets)                $25,421      12.30%    $16,532        8.00%    $20,665    10.00%
     Tier 1 capital (to risk weighted assets)                     23,416      11.33%      8,266        4.00%     12,399     6.00%
     Tier 1 capital (to average assets)                           23,416       7.47%     12,546        4.00%     15,683     5.00%
  Iola Bank and Trust Company
     Risk-based capital (to risk weighted assets)                  7,144      14.69%      3,891        8.00%      4,863    10.00%
     Tier 1 capital (to risk weighted assets)                      6,623      13.62%      1,945        4.00%      2,918     6.00%
     Tier 1 capital (to average assets)                            6,623       7.83%      3,385        4.00%      4,231     5.00%

First National Bank and Trust Company
     Risk-based capital (to risk weighted assets)                  5,377      16.06%      2,679        8.00%      3,349    10.00%
     Tier 1 capital (to risk weighted assets)                      5,002      14.94%      1,339        4.00%      2,009     6.00%
     Tier 1 capital (to average assets)                            5,002       8.40%      2,382        4.00%      2,978     5.00%

Community Bank
  Risk-based capital (to risk weighted assets)                     3,859      13.13%      2,350        8.00%      2,938    10.00%
  Tier 1 capital (to risk weighted assets)                         3,492      11.89%      1,175        4.00%      1,763     6.00%
  Tier 1 capital (to average assets)                               3,492       7.17%      1,949        4.00%      2,437     5.00%

14.  MERGERS AND ACQUISITIONS

In March 1998, the Company assumed the branch deposits and acquired certain assets, consisting of loans, accrued interest, and premises and equipment, of a NationsBank branch located in Ottawa, Kansas. The deposits and their accrued interest payable approximated $33,777,000 and the acquired assets aggregated $3,585,000. The Company paid a premium of $1,922,000 in connection with the transaction, which has been recorded as goodwill in the accompanying consolidated financial statements and is being amortized over fifteen years.

During the second quarter, the Company completed the merger by and among two of its subsidiaries, TeamBank Nebraska and TeamBank, N.A., where the TeamBank, N.A. was the surviving corporation. The merger is expected to increase operating efficiencies. The Company incurred one-time conversion expenses of $151,000 to integrate the data processing systems.

In December 1999 the Company acquired ComBankshares, Inc. and its subsidiary Community Bank with total assets of approximately $52 million. The total purchase price was $5,833,000, consisting of cash of $2,941,000 and 278,245 shares of common stock. The purchase resulted in a premium of approximately $3,867,000, which has been recorded as goodwill in the accompanying consolidated financial statements and is being amortized over twenty years. This acquisition has been accounted for by the purchase method and, accordingly, the results of operations from the date of purchase have been included in the consolidated financial statements.

The table below presents supplemental pro forma information for 1999 and 1998 as if the ComBankshares, Inc. acquisition were made on January 1, 1998 at the same purchase price, based on estimates and assumptions considered appropriate:


                                                                 Year Ended December 31,
                                                              ----------------------------
                                                                 1999             1998
                                                              -----------     ------------
(Dollars In Thousands, Except Per Share Data)
Interest income                                               $   36,721       $   35,946
Interest expense                                                  18,932           18,801
Provision for estimated loan losses                                  999            1,558
Net income                                                         3,245            2,509

Shares applicable to EPS                                       3,658,854        3,043,877
Earnings per share                                            $     0.89       $     0.82


The Company also announced that it had reached an agreement to acquire Fort Calhoun Investment Co., and its subsidiary Fort Calhoun State Bank with total assets of approximately $22 million. The acquisition will compliment the Company's presence in the Omaha, Nebraska metropolitan area. The acquisition is subject to the approval of bank regulators. The Company expects the acquisition to close in the first quarter of 2000.

15.  COMMITMENTS AND CONTINGENCIES

Standby letters of credit were approximately $2,443,000 and $2,658,000 and outstanding loan commitments and available lines of credit with customer were approximately $53,548,000 and $45,115,000 at December 31, 1999 and 1998,
respectively. Substantially all letters of credit and loan commitments are at variable interest rates, which approximate market rates. The credit risk involved in issuing these standby letters of credit and loan commitments is essentially the same as that involved in extending loans to customers.

16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

                                           TEAM FINANCIAL, INC
                               CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                          (DOLLARS IN THOUSANDS)


                                                                                     December 31,      December 31,
                                                                                             1999              1998
                                                                                     ------------      ------------
ASSETS
Cash and cash equivalents                                                            $      1,050      $        616
Investment in subsidiaries                                                                 46,171            38,141
Other                                                                                         845               740
                                                                                     ------------      ------------
         Total Assets                                                                $     48,066      $     39,497
                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Long-term debt                                                                       $      9,924      $     13,900
Other                                                                                         573               196
Redeemable common stock held by ESOP, net                                                       -            16,876
Non redeemable stockholders' equity                                                        37,569             8,525
                                                                                     ------------      ------------

      Total liabilities and stockholders' equity                                     $     48,066      $     39,497
                                                                                     ============      ============

                                           TEAM FINANCIAL, INC
                                   CONDENSED STATEMENTS OF OPERATIONS
                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              Years Ended December 31,
                                                           --------------------------------------------------------
                                                                     1999                    1998              1997
                                                           --------------          --------------    --------------
INTEREST INCOME:
Dividends from subsidiaries                                $        2,042          $        2,300    $        1,601
Interest income                                                        22                      29                19
Other expense, net                                                 (1,901)                 (2,363)           (1,396)
                                                           --------------           -------------    --------------

   Income (loss) before equity in
     undistributed earnings of subsidiaries                           163                     (34)              224

Increase in undistributed equity of subsidiaries                    2,261                   1,418             1,264
                                                           --------------           -------------    --------------

   Income before income taxes                                       2,424                   1,384             1,488

Income tax benefit                                                    745                     960               726
                                                           --------------           -------------    --------------

   Net income                                              $        3,169           $       2,344    $        2,214
                                                           ==============           =============    ==============

                                           TEAM FINANCIAL, INC
                                  CONDENSED STATEMENTS OF CASH FLOWS
                                          (DOLLARS IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------------
                                                                          1999               1998            1997
                                                                      ----------          ---------       ---------
Cash flows from operating activities:
  Net income                                                          $    3,169          $   2,344       $   2,214
    Increase in undistributed equity of subsidiaries                      (2,261)            (1,418)         (1,264)
    Allocation of ESOP shares                                                  -                451             295
    Other                                                                    272                218            (237)
                                                                      ----------          ---------       ---------
         Net cash provided by operating activities                         1,180              1,595           1,008
                                                                      ----------          ---------       ---------
Cash flows from investing activities:
  Capital contributions to subsidiaries                                   (1,000)            (4,000)         (7,000)
  Acquisition of subsidiary                                               (7,324)                 -               -
  Other                                                                        -                (42)           (161)
                                                                      ----------          ---------       ---------
         Net cash used in investing activities                            (8,324)            (4,042)         (7,161)
                                                                      ----------          ---------       ---------
Cash flows from financing activities:
  Proceeds from long-term debt                                             9,424              5,000           7,700
  Principal payments on long-term debt                                   (12,400)            (1,388)         (1,745)
  Purchase of treasury stock                                                   -               (869)          1,145
  Proceeds from sale of treasury stock                                         -                374               -
  Issuance of common stock                                                11,288                146               -
  Dividends paid on common stock                                            (734)              (686)           (683)
                                                                      ----------          ---------       ---------
         Net cash provided by financing activities                         7,578              2,577           6,417
                                                                      ----------          ---------       ---------
         Net increase in cash and cash equivalents                           434                130             264
Cash and cash equivalents at beginning of the year                           616                486             222
                                                                      ----------          ---------       ---------
Cash and cash equivalents at end of the year                          $    1,050          $     616       $     486
                                                                      ==========          =========       =========
Noncash financing activities - issuance of treasury
  stock to retire notes payable                                       $        -          $     793       $       -
                                                                      ==========          =========       =========

The primary source of funds available to the Company is the payment of dividends by the subsidiaries. Subject to maintaining certain minimum regulatory capital requirements, regulations limit the amount of dividends that may be paid without prior approval of the subsidiaries' regulatory agencies. At December 31, 1999 the subsidiaries could pay dividends of $6,791,000 without prior regulatory approval.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results:


                                                            First         Second        Third       Fourth
                                                          quarter        quarter      quarter      quarter
                                                       ---------------------------------------------------
                                                                      (Dollars In Thousands)
 Year Ended 1999
---------------------------------------------------
      Interest income                                  $    7,892     $    7,865   $    8,276   $    8,869
      Interest expense                                      4,028          4,027        4,199        4,569
      Provision for estimated loan losses                     183            203          291          225
      Net income                                              827            759          794          789

      Shares applicable to EPS                          2,867,000      2,959,972    3,827,346    3,918,079
      Earnings per share                               $     0.29     $     0.26   $     0.21   $     0.20


 Year Ended 1998
---------------------------------------------------
      Interest income                                  $    7,526     $    7,947   $    8,260   $    8,121
      Interest expense                                      3,907          4,270        4,332        4,064
      Provision for estimated loan losses                     446            278          351          411
      Net income                                              435            447          763          699

      Shares applicable to EPS                          2,753,000      2,756,047    2,732,813    2,779,821
      Earnings per share                                  $  0.16     $     0.16   $     0.28   $     0.25

18.      SUBSEQUENT EVENTS

The Company announced, during the fourth quarter ended December 31, 1999 that it had reached an agreement to acquire Fort Calhoun Investment Co., and its subsidiary Fort Calhoun State Bank with total assets of approximately $22 million. The acquisition will compliment the Company's presence in the Omaha, Nebraska metropolitan area. The acquisition is subject to the approval of bank regulators. The Company expects the acquisition to close in the first quarter of 2000.

19.      PENDING LEGAL ITEMS

The Company's subsidiary, Community Bank is a defendant in a litigation filed in the Johnson County District Court, Johnson County. The litigation was filed prior to the Company's acquisition of ComBankshares, Inc., the parent company of Community Bank, in the fourth quarter of the fiscal year. The litigation consists of 132 related petitions, each alleging fraud, negligent misrepresentation, civil conspiracy, and negligence against Community Bank and a former officer of Community Bank. The petitions also contain a RESPONDANT SUPERIOR claim against Community Bank for the former officer's alleged wrongdoing. Each petition contains allegations of wrongdoing by other banks and bank officers. The petitions allege that Community Bank, the former officer of Community Bank, and the other banks and bank officers committed wrongful acts, either intentionally or unintentionally as to an alleged scheme conducted by a company called Parade of Toys. The Parade of Toys used Community Bank, the former officer of Community Bank, and the other banks and bank officers as credit references in representations made to the plaintiffs by the Parade of Toys. The prayer for relief from the 132 petitions estimates a total prayer for all the plaintiffs at approximately $2,812,880. The petitions do not list any claims for punitive damages, as Kansas law does not allow a plaintiff to list a claim for punitive damages in a petition. To file for punitive damages, the plaintiffs will have to amend their petitions. The deadline to amend has not yet passed. Community Bank denies any liability and is in the process of vigorously defending this claim. The Company is unable to estimate its potential range of monetary expense, if any, or to predict the likely outcome of this matter.

Upon the acquisition of ComBankshares, Inc. in the fourth quarter of 1999, the Company set aside $500,000 of the purchase price in an escrow, to be used for legal fees and damages from the litigation. In addition, the Company has an insurance policy of $1,000,000 to be used for damages from the litigation.

The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no pending litigation to which it is a party will have a material adverse effect on its liquidity, financial condition, or results of operations.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
            DISCLOSURES

None

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in our Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1999, under the caption "Election of Directors", and is incorporated in this Annual Report by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be included in our Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1999, under the caption "Executive Compensation", and is incorporated in this Annual Report by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included in our Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1999, under the caption "Stock Ownership", and is incorporated in this Annual Report by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in our Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 1999, under the caption "Certain Transactions With Affiliates", and is incorporated in this Annual Report by reference.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.  Financial Statements
            These documents are listed in the Index to Consolidated Financial Statements under Item 8.

        2.  Financial Statement Schedules

            All financial statement schedules required by Article 9 of Regulation S-X have been included in the consolidated financial statements or are either not applicable or not significant.

        3.  Exhibits

Exhibit No.       Description
-----------       -----------

2.1 Acquisition Agreement and Plan of Merger dated October 1, 1999 among Team Financial, Inc., Team Financial Acquisition Subsidiary, Inc., and ComBankshares, Inc. (1)

3.1      Restated and Amended Articles of Incorporation of Team Financial,
         Inc. (2).

3.2      Amended Bylaws of Team Financial, Inc. (2)

10.1 Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 1, 1999 (2)

10.2 Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 1, 1999 (2)

10.3 Employment Agreement between Team Financial, Inc. and Rick P. Bartley dated January 1, 1999 (2)

10.4 Laser Pro License and Maintenance Agreement between Miami County National Bank (now TeamBank N.A.) and CFI Bankers Service Group, Inc. dated March 17, 1999 (2).

10.5 Data Processing Services Agreement between TeamBanc, Inc. (now Team Financial, Inc.) and M&I Data Services, Inc. dated
         December 22, 1992 (2).

10.6 401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company (2).

10.7 The following documents regarding the loan agreement between Team Financial, Inc., Team Financial, Inc. Employee Stock Ownership Plan and Commerce Bank all of which are dated August 21, 1997, unless otherwise noted: (i) Term Loan Agreement and Amendment One to Term Loan Agreement dated October 31, 1997; (ii) Term Note in the principal amount of $1,199,000; (iii) Collateral Assignment; (iv) ESOP Note (and Pledge Agreement) in the amount of $1,199,000; (v) Lending Agreement; (vi) Corporate Guaranty for Team Financial Acquisition Subsidiary, Inc.; and (vii) Collateral Pledge Agreements from Team Financial, Inc. and from Team Financial Acquisition Subsidiary, Inc. (2)

10.8 The following documents regarding the loan agreement between Team Financial, Inc., Team Financial, Inc. Employee Stock Ownership Plan and Commerce Bank all of which are dated August 21, 1997, unless otherwise noted: (i) Term Loan Agreement and Amendment One to Term Loan Agreement dated October 31, 1997; (ii) Term Note in the principal amount of $247,000; (iii) Collateral Assignment; (iv) ESOP Note (and Pledge Agreement) in the amount of $247,000; and (v) Lending Agreement. (2)

10.9 The following documents regarding the loan agreement between Team Financial, Inc., Team Financial, Inc. Employee Stock Ownership Plan and Commerce Bank all of which are dated August 30, 1997, unless otherwise noted: (i) Term Loan Agreement and Amendment One to Term Loan Agreement dated October 31, 1997; (ii) Term Note in the principal amount of $200,018; (iii) Collateral Assignment; (iv) ESOP Note (and Pledge Agreement) in the amount of $200,018; and (v) Lending Agreement. (2)

10.10 The following documents regarding the loan agreement between Team Financial, Inc., Team Financial, Inc. Employee Stock Ownership Plan and Commerce Bank all of which are dated August 9, 1997, unless otherwise noted: (i) Loan Agreement and Amendment One and Two to the Loan Agreement dated March 19, 1998 and June 29, 1998, respectively; (ii) Amended and Restated Term Note in the principal amount of $12,400,000 dated June 29, 1999; and (ii) Corporate Guaranty. (2)

10.11    Team Financial, Inc. Employee Stock Ownership Plan Summary. (2)

10.12    Team Financial, Inc. 1999 Stock Incentive Plan. (2)

10.13 Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (2)

10.14    Team Financial, Inc. - Employee Stock Purchase Plan. (2)

11.1 Statement regarding Computation of per share earnings - see consolidated financial statements.

(1) Filed with Registration Statement on Form S-1, as amended, (registration Statement No. 333-76163) and incorporated herein by reference.

(2) Filed with the amended Form 8-K dated December 30, 1999 and incorporated herein by reference.

(b)      Reports on Form 8-K Filed During the Quarter Ended December 31, 1999.

(b.1) Report on Form 8-K Filed on December 17, 1999 reporting the acquisition of ComBankshares, Inc.

(b.2) Report on Form 8-K Filed on January 4, 1999 amending 8-K filed on December 17, 1999.

Additional
 Exhibit
-----------

21       Subsidiaries of Team Financial, Inc. (3)

24.1     Power of attorney - see signature page

27       Financial Data Schedule (3)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paola, Kansas on March 28, 2000.

                                    TEAM FINANCIAL, INC.


                                    By:   /S/ ROBERT J. WEATHERBIE
                                       ---------------------------------------
                                          Robert J. Weatherbie, Chairman
                                          and Chief Executive Officer

                                         /S/ MICHAEL L. GIBSON
                                       ---------------------------------------
                                           Michael L. Gibson,
                                           Chief Financial Officer

                              POWER OF ATTORNEY

     Each individual whose signature appears below hereby designates and appoints Robert J. Weatherbie and Michael L. Gibson, and each of them, as such person's true and lawful attorneys-in-fact and agents (the "Attorneys-in-Fact") with full power of substitution and resubstitution, for each person and in such person's name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, which amendments may make such changes in this Annual Report on Form 10-K as either Attorney-in-Fact deems appropriate and to file each such amendment with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such Attorneys-in-Fact and each of them, full power and authority to do and perform each and every act and think requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such Attorneys-in-Fact or either of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2000.

                                                         SIGNATURES


         Robert J. Weatherbie                     Director, Chairman and Chief Executive      March 28, 2000
         /s/ Robert J. Weatherbie                 Officer (Principal Executive Officer)


         Michael L. Gibson                        Director, President-Acquisitions/           March 28, 2000
         /s/ Michael L. Gibson                    Investments and Chief Financial
                                                  Officer

         Montie K. Taylor                         Director                                    March 28, 2000
         /s/ Montie K. Taylor

         R.G. (Gary) Kilkenny                     Director                                    March 28, 2000
         /s/ R.G. (Gary) Kilkenny

         Carolyn S. Jacobs                        Director                                    March 28, 2000
         /s/ Carolyn S. Jacobs

         Neil Blakeman                            Director                                    March 28, 2000
         /s/ Neil Blakeman

         Dennis A. Kurtenbach                     Director                                    March 28, 2000
         /s/ Dennis A. KurtenBach

         Glen E. Gilpin                           Director                                    March 28, 2000
         /s/ Glen E. Gilpin

                                      70