Form 10-Q
period 2000-03-31
TEAM FINANCIAL INC /KS
filed 2000-05-11
CIK 1082484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 2000


            Securities and Exchange Commission File Number: 000-26335



                              TEAM FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)



KANSAS                                     48-1017164
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


                  8 West Peoria, Suite 200, Paola, Kansas 66071
               (Address of principal executive offices) (Zip Code)


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

                                    Yes  X     No
                                       -----     -----


                      APPLICABLE ONLY TO CORPORATE ISSUES:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 3,915,540 shares of the Registrant's common stock, no par value, outstanding as of April 9, 2000.

PART I.  FINANCIAL INFORMATION                                                          PAGE
         ---------------------                                                          ----
ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)

             Consolidated Statements of Financial Condition as of
             March 31, 2000 and December 31, 1999                                  3

             Consolidated Statements of Operations for the Three
             Months Ended March 31, 2000 and 1999                                  4

             Consolidated Statements of Comprehensive Income
             for the Three Months Ended March 31, 2000
             and 1999                                                              5

             Consolidated Statements of Changes In Stockholders'
             Equity For the Three Months Ended March 31, 2000                      6

             Consolidated Statements of Cash Flows For The Three
             Months Ended March 31, 2000 and 1999                                  7

             Notes To Consolidated Financial Statements                            8

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         9 - 16

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK             16


PART II. OTHER INFORMATION
         -----------------
Item 1.      Legal Proceedings                                                     17

Item 6.      Exhibits And Reports On Form 8-K                                      17

         Signature Page                                                            18

                      TEAM FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                                  March 31,
                                                                                       2000         December 31,
ASSETS                                                                           (Unaudited)                1999
                                                                                 -----------        ------------

Cash and due from banks                                                           $ 13,865             $ 17,458
Federal funds sold and interest bearing bank deposits                                3,674                5,049
                                                                                 ---------            ---------
         Cash and cash equivalents                                                  17,539               22,507
                                                                                 ---------            ---------

Investment securities
    Available for sale, at estimated fair value (amortized cost of $147,111 and
         $139,618 at March 31, 2000 and December 31, 1999, respectively)           143,535              136,901
     Held to maturity, at cost (estimated fair value of $24,983 and $25,135
         at March 31, 2000 and December 31, 1999, respectively)                     25,452               25,630
                                                                                 ---------            ---------
         Total investment securities                                               168,987              162,531
                                                                                 ---------            ---------

Loans receivable, net of unearned fees                                             323,567              309,255
Allowance for loan and lease losses                                                 (3,763)              (3,320)
                                                                                 ---------            ---------
         Net loans receivable                                                      319,804              305,935
                                                                                 ---------            ---------

Accrued interest receivable                                                          5,024                4,911
Premises and equipment, net                                                         10,127                9,770
Assets acquired through foreclosure                                                    787                  792
Goodwill, net of accumulated amortization                                           11,473                9,263
Other assets                                                                         3,172                2,496
                                                                                 ---------            ---------

         Total Assets                                                            $ 536,913            $ 518,205
                                                                                 =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Checking Deposits                                                           $ 123,319            $ 124,415
     Savings Deposits                                                               23,961               22,135
     Money Market Deposits                                                          46,572               46,889
     Certificates of Deposit                                                       250,423              241,677
                                                                                 ---------            ---------
         Total Deposits                                                            444,275              435,116
                                                                                 ---------            ---------
Federal Funds purchased and securities sold
     under agreements to repurchase                                                 12,432                9,227
Federal Home Loan Bank Advances                                                     26,053               24,055
Notes payable                                                                       14,899                9,924
Accrued expenses and other liabilities                                               3,281                2,314
                                                                                 ---------            ---------

     Total Liabilities                                                             500,940              480,636
                                                                                 ---------            ---------

Stockholders' Equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued            -                    -
Common stock, no par value, 50,000,000 shares authorized; 4,163,545 and
     4,157,053 shares issued; 3,915,540 and 4,130,048 shares outstanding at
     March 31, 2000 and December 31, 1999                                           25,324               25,268
Capital surplus                                                                        122                  122
Retained Earnings                                                                   15,000               14,356
Treasury stock, 248,005 and 27,005 shares of common stock at cost                   (2,172)                (187)
     at March 31,2000 and December 31, 1999 respectively
Accumulated other comprehensive income                                              (2,301)              (1,990)
                                                                                 ---------            ---------

     Total stockholders' equity                                                     35,973               37,569
                                                                                 ---------            ---------

     Total liabilities and stockholders' equity                                  $ 536,913            $ 518,205
                                                                                 =========            =========

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     TEAM FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31
                                                                    ------------------------------
                                                                            2000             1999
                                                                    -------------    -------------

INTEREST INCOME:
Interest and fees on loans                                               $ 6,927          $ 5,679
Taxable investment securities                                              2,344            1,727
Nontaxable investment securities                                             267              296
Other                                                                         82              190
                                                                    -------------    -------------

     Total interest income                                                 9,620            7,892
                                                                    -------------    -------------

INTEREST EXPENSE:
Deposits
     Checking Deposits                                                       532              466
     Savings Deposits                                                        146              130
     Money Market Deposits                                                   394              331
     Certificates of Deposit                                               3,298            2,689
Federal funds purchased and securities sold
     under agreements to repurchase                                          193               89
FHLB advances payable                                                        355              108
Notes payable                                                                209              215
                                                                    -------------    -------------

     Total interest expense                                                5,127            4,028
                                                                    -------------    -------------

     Net interest income before provision for loan losses                  4,493            3,864

Provision for loan losses                                                    185              183
                                                                    -------------    -------------

     Net interest income after provision for loan losses                   4,308            3,681
                                                                    -------------    -------------

OTHER INCOME:
Service charges                                                              679              540
Trust fees                                                                   142              141
Gain on sales of mortgage loans                                               53              192
Loss on sales of investment securities                                        (5)               -
Other                                                                        375              310
                                                                    -------------    -------------

     Total other income                                                    1,244            1,183
                                                                    -------------    -------------

OTHER EXPENSES:
Salaries and employee benefits                                             2,231            1,858
Occupancy and equipment                                                      495              461
Data processing                                                              468              343
Professional fees                                                            171              203
Marketing                                                                     64               54
Supplies                                                                      82               59
Goodwill amortization                                                        158              109
Other                                                                        709              602
                                                                    -------------    -------------

     Total other expenses                                                  4,378            3,689
                                                                    -------------    -------------

     Income before income taxes                                            1,174            1,175

Income taxes                                                                 334              348
                                                                    -------------    -------------

     Net income                                                            $ 840            $ 827
                                                                    =============    =============

Shares applicable to basic and diluted income per share                4,038,541        2,866,953

Basic and diluted income per share                                        $ 0.21           $ 0.29
                                                                    =============    =============

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      TEAM FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                                March 31
                                                                    ------------------------------
                                                                            2000             1999
                                                                    -------------    -------------
Net Income                                                                 $ 840            $ 827

Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on investment securities available for sale net of  tax $(548) and $(130) in 2000 and 1999,
        respectively                                                        (317)            (215)
    Reclassification adjustment for gains included in net income
        net of tax $1 and $0 in 2000 and 1999, respectively                    6               -
                                                                    -------------    -------------
        Other comprehensive income (loss)                                   (311)            (215)
                                                                    -------------    -------------
        Comprehensive income                                               $ 529            $ 612
                                                                    =============    =============

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      TEAM FINANCIAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                        THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                      ACCUMULATED
                                                          ADDITIONAL                                        OTHER          TOTAL
                                          COMMON             PAID-IN       RETAINED       TREASURY  COMPREHENSIVE  STOCKHOLDERS'
                                           STOCK             CAPITAL       EARNINGS          STOCK         INCOME         EQUITY
                                        -------------  -------------  -------------  -------------  -------------  -------------

BALANCE, December 31, 1999                  $ 25,268          $ 122       $ 14,356         $ (187)      $ (1,990)      $ 37,569
Repurchase shares of common
  stock (221,000)                                                                          (1,985)                       (1,985)
Common stock issued in connection
  with compensation
  plans (6,492 shares)                            56                                                                         56
Net Earnings                                                                   840                                          840
Dividends ($0.05 per share)                                                   (196)                                        (196)
Other comprehensive income (loss)                                                                           (311)          (311)

                                        -------------  -------------  -------------  -------------  -------------  -------------
BALANCE, March 31, 2000                     $ 25,324          $ 122       $ 15,000       $ (2,173)      $ (2,301)       $ 35,973
                                        =============  =============  =============  =============  =============  =============

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      TEAM FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                 ----------------------------
                                                                                   2000               1999
                                                                                 ---------          ---------

Cash flows from operating activities:
    Net income                                                                      $ 840              $ 827
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Provision for loan losses                                                     185                183
        Depreciation and amortization                                                 442                424
        Net loss on sales of investment securities                                      5                  -
        Net gain on sales of mortgage loans                                           (43)              (192)
        Net gain on sales of assets acquired through
           foreclosure                                                                 (8)                 -
        Proceeds from sale of mortgage loans                                        2,605             16,003
        Origination of mortgage loans for sale                                     (2,960)           (13,897)
        Net (increase) decrease in other assets                                      (523)               124
        Net increase in accrued expenses and other liabilities                      1,363                610
                                                                                 ---------          ---------

             Net cash provided by operating activities                              1,906              4,082
                                                                                 ---------          ---------

Cash flows from investing activities:
    Net (increase) decrease in loans                                                 (988)             3,947
    Proceeds from sale of investment securities available-for-sale                  2,158                  -
    Proceeds from maturities and principal reductions of
      investment securities available-for-sale                                      3,273             12,667
    Purchases of investment securities available-for-sale                          (5,806)           (16,068)
    Proceeds from maturities and principal reductions of
      investment securities held-to-maturity                                          490              1,990
    Purchases of investment securities held-to-maturity                              (135)            (2,097)
    Purchase of bank premises and equipment, net of sales                            (148)              (449)
    Proceeds from sales for payments on assets acquired through
      foreclosure                                                                     241                  -
    Cash paid for acquisitions, net of cash received                               (2,731)                 -
                                                                                 ---------          ---------

             Net cash used in investing activities                                 (3,646)               (10)
                                                                                 ---------          ---------

Cash flows from financing activities:
    Net decrease in deposits                                                       (9,131)            (9,145)
    Net increase in federal funds purchased and
      securities sold under agreement to repurchase                                 3,055                189
    Payments on Federal Home Loan Bank advances                                        (2)                 -
    Payments on notes payable                                                        (375)                (2)
    Proceeds of notes payable                                                       5,350                  -
    Common stock issued                                                                56                 64
    Purchase of treasury stock                                                     (1,985)                 -
    Dividends paid on common stock                                                   (196)                 -
                                                                                 ---------          ---------

             Net cash used financing activities                                    (3,228)            (8,894)
                                                                                 ---------          ---------

             Net change in cash and cash equivalents                               (4,968)            (4,822)

Cash and cash equivalents at beginning of the period                               22,507             31,899
                                                                                 ---------          ---------

Cash and cash equivalents at end of the period                                   $ 17,539           $ 27,077
                                                                                 ========           ========

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

TEAM FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIOD ENDED MARCH 31, 2000 AND 1999

NOTE1:  BASIS OF PRESENTATION

The accompanying consolidated financial statements of Team Financial, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial condition and results of operations required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. The consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. The December 31, 1999 statement of financial condition has been derived from the audited consolidated financial statements as of that date. The results of the interim period ended March 31, 2000 are not necessarily indicative of the results expected for the year ended December 31, 2000.

NOTE 2:  EARNINGS PER COMMON SHARE

Earnings per share are computed in accordance with SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented, less any unallocated ESOP shares. For the period presented, there were no dilutive potential common shares outstanding.

NOTE 3:  STOCK REPURCHASE PROGRAM

The Board of Directors approved a stock repurchase program in February 2000, authorizing the repurchase of up to 300,000 shares of the Company's common stock. As of March 31, 2000, the Company had repurchased 221,000 shares of its common stock under the program at an average price of $8.98.

NOTE 4:  DIVIDEND DECLARED

On March 28, 2000, the Company declared a quarterly dividend of $0.05 per share to all shareholders of record on March 31, 2000, payable April 20, 2000.

NOTE 5:  ACQUISITIONS

On March 24, 2000, the Company acquired Fort Calhoun Investment Co., and its subsidiary Fort Calhoun State Bank with total assets of approximately $22 million, for $3.5 million in cash. The acquisition was financed through a $3.5 million advance from the Company's $15 million line of credit with interest floating at 1.75% over the one month LIBOR. The acquisition was recorded using the purchase accounting method, generating $2.4MM in goodwill to be amortized over the next 20 years. The results of operations Fort Calhoun are included from the date of acquisition.

NOTE 6:  RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION

OVERVIEW

Team Financial, Inc. (the "Company") is a multi-bank holding company incorporated in the State of Kansas. The Company offers full service community banking and financial services through 21 locations in the Kansas City metropolitan area, southeastern Kansas, western Missouri, and Nebraska. The Company's presence in Kansas consists of seven locations in the Kansas City metro area, which includes the high growth market of Johnson County, three locations in southeast Kansas and two locations along the I-70 corridor. The Company operates three locations in western Missouri, and six in the high growth metropolitan area of Omaha, Nebraska. The Company's growth over recent years has been achieved primarily through purchases of branches of large banks and through an acquisition of two community banks. Additional asset growth has occurred through internal growth at existing banks as well as from opening three new branches. The Company's stock is listed on the Nasdaq National Market ("NASDAQ") under the symbol "TFIN".

On March 24, 2000, the Company acquired Fort Calhoun Investment Co., and its subsidiary Fort Calhoun State Bank with total assets of approximately $22 million, for $3.5 million in cash. The acquisition was recorded using the purchase accounting method, generating $2.4million in goodwill to be amortized over the next 20 years. The results of operations Fort Calhoun are included from the date of acquisition. The acquisition will compliment the Company's presence in the high growth Omaha, Nebraska metropolitan area, with the addition of three new locations.

The Company's results of operation depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Company's operations are also affected by non-interest income, such as service charges, loan fees, and gains and losses from the sale of newly originated mortgage loans. The Company's principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

FINANCIAL CONDITION

Total assets of the Company at March 31, 2000 were $536.9 million compared to $518.2 million at December 31, 1999. The increase of $18.7 million was primarily due to an increase in loans receivable of $14.3 million, and an increase in investment securities of $6.5 million, of which $5.0 million were funded by the decrease in cash and cash equivalents. The first quarter acquisition of Fort Calhoun Investment Co. contributed $13.5 million to the increase in loans receivable and $7.3 million to the increase in investment securities.

INVESTMENT SECURITIES: Investment securities available for sale and held to maturity increased $6.5 million, or 4.0%, to $169.0 million, representing 31.5% of total assets at March 31, 2000. The increase in investment securities from December 31, 1999 was the result of $7.3 million in additional investment securities from the Fort Calhoun Investment Co. acquisition. Excluding the acquisition, investment securities decreased $831,000 from December 31, 1999. The Company redirected the proceeds from the decrease in investment securities to fund loans.

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

LOANS RECEIVABLE: Loans receivable increased 4.6%, to $323.6 million at March 31, 2000 compared to $309.3 million at December 31, 1999. The $14.3 million increase can be attributed primarily to the first quarter acquisition of Fort Calhoun Investment Co. Net of the acquisition, loans receivable increased $837,000 from December 31, 1999. This increase stems from increases in real estate loans and installment loans of $3.0 million and $2.6 million respectively, while agricultural loans and obligations of state and political subdivisions decreased $2.0 million and $3.1 million respectively for the quarter, net of the acquisition.

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

The following table summarizes the Company's non-performing assets:


                                                          March 31,2000
                                                             (Unaudited)   December 31, 1999
                                                          --------------   -----------------
                                                                 (Dollars In Thousands)
Non-Performing Assets:
     Non-accrual loans
         Real estate loans                                       $ 440               $ 445
         Commercial and industrial                                 844               1,043
         Installment loans                                         262                 298
         Lease financing receivables                               173                   6
                                                            -----------         -----------
            Total Non-accrual loans                              1,719               1,792
                                                            -----------         -----------
     Loans Past Due 90 Days or More Still Accruing
         Real estate loans                                       $ 387               $ 292
         Commercial and industrial                                 490                 292
         Installment loans                                          16                  37
                                                            -----------         -----------
            Total Past Due 90 Days or More Still Accruing          893                 621
                                                            -----------         -----------
     Total Non-Performing Loans                                  2,612               2,413
     Other real estate owned                                       787                 792
                                                            -----------         -----------
            Total non-performing assets                        $ 3,399             $ 3,205
                                                            ===========         ===========

     Non-performing loans to total loans                         0.81%               0.78%

     Non-performing assets to total assets                       0.63%               0.62%

Non-performing assets totaled $3.4 million at March 31, 2000 increasing $194,000 from December 31, 1999. The increase in non-performing assets was due to the increase in non-performing loans of $199,000 and a decrease in other real estate owned of $5,000. The increase in non-performing loans was primarily the result of an additional $167,000 in non-performing lease financing receivables. Management is not aware of any adverse trend relating to the Company's loan portfolio. As of March 31, 2000 there were no significant balance of loans excluded from non-performing loans set forth above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming non-performing.

ALLOWANCE FOR LOAN AND LEASE LOSSES: Management maintains its allowance for loan and lease losses based on industry standards, historical experience, and an evaluation of economic conditions. The Company regularly reviews delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectibility is considered questionable. Allowance for loan and lease losses increased to 1.16% of total loans at March 31, 2000 up from 1.07% at December 31, 1999. The increase in allowance for loan and lease losses primarily resulted from the additional $353,000 in reserves from the first quarter acquisition of Fort Calhoun Investment Co.

The following table summarizes the Company's allowance for loan and lease losses:

                                               March 31, 2000
                                                   (Unaudited)    December 31, 1999
                                               ---------------    -----------------
                                                       (Dollars In Thousands)
Balance, beginning of quarter                        $ 3,320              $ 2,892
Provision for estimated loan losses                      185                  225
Charge-offs                                             (163)                (291)
Recoveries                                                68                   61
Allowance of acquired banks                              353                  433
                                                  -----------          -----------
Balance, end of quarter                              $ 3,763              $ 3,320
                                                  ===========          ===========

Allowance for loan and lease losses
      as a percent of total loans                       1.16%                1.07%

Allowance for loan and lease losses
      as a percent of non performing loans            144.07%              137.59%

Net charge-offs as a percent of total loans             0.03%                0.18%

LIABILITIES: Total liabilities were $500.9 million at March 31, 2000, an increase of $20.3 million from $480.6 million at December 31, 1999. The increase is largely related to the first quarter acquisition of Fort Calhoun Investment Co.

DEPOSITS: Total deposits decreased $9.2 million from December 31, 1999, to a balance at March 31, 2000 of $444.3 million. Net of the first quarter acquisition of Fort Calhoun Investment Co., with $19.2 million in deposits at March 31, 2000, total deposits decreased $10.0 million. The decrease in deposits was related to a decrease in checking deposits of $5.6 million and a decrease in money market deposits of $4.4 million. The decreases are attributable to a cyclical decrease in deposits from the outflow of municipal tax deposits accumulated during December of 1999.

FEDERAL HOME LOAN BANK ADVANCES: Federal Home Loan Bank advances increased $2.0 million to a balance of $26.1 million at March 31,2000. The increase was due to the addition of $2.0 million advances from the acquisition.

NOTES PAYABLE: Notes Payable increased $5.0 million during the quarter, to a balance of $14.9 million at March 31, 2000. Contributing to the increase was $2.0 million in borrowings to finance the repurchase of the Company's stock under the repurchase program approved by the Board of Directors in February of 2000. Also contributing to the increase in notes payable was $3.4 million in borrowings to finance the first quarter acquisition of Fort Calhoun Investment Company.

EQUITY: The Company's Board of Directors approved a stock repurchase program in February 2000 authorizing the repurchase of up to 300,000 shares of the Company's common stock. As of March 31, 2000 the Company had repurchased 221,000 under the program increasing treasury stock $2.0 million to $2.2 million at March 31, 2000.

REGULATORY CAPITAL: The Company is subject to regulatory capital requirements administered by Federal Reserve, the Federal Deposit Insurance Corporation, and the Comptroller of the Currency. Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions. As of March 31, 2000, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company's ratios at March 31, 2000 were as follows:

                                                   At March 31, 2000
                                          ----------------------------------
Ratio                                        Actual     Minimum Required
---------------------------------------     -------    ------------------
Total capital to risk weighted assets        9.10%                8.00%
Core capital to risk weighted assets         7.97%                4.00%
Core capital to average assets               5.06%                4.00%

LIQUIDITY

The Company continuously forecasts and manages its liquidity in order to satisfy cash flow requirements of depositors and borrowers and allow the Company to meet its own cash flow needs. The Company has developed internal and external sources of liquidity to meet its continued growth needs. These include, but are not limited to, the ability to raise deposits through branch promotional campaigns, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank. The Company's most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At March 31, 2000 and December 31, 1999 these liquid assets totaled $160.8 million and $159.4 million, respectively. Management believes the Company's sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income for the three months ended March 31, 2000 totaled $4.5 million, compared to $3.9 million for the same period in 1999. The increase of $629,000 is primarily due to the growth the Company experienced in loans late in the fourth quarter of 1999 as well as the acquisition of ComBankshares, Inc. during that same quarter.

The following tables present certain information relating to net interest income for the three months ended March 31, 2000 and 1999. The average rates and costs are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown.


                                                  Three Months Ended March 31, 2000           Three Months Ended March 31, 1999
                                                  ----------------------------------          ----------------------------------
                                                    Average                  Average            Average                  Average
                                                    Balance    Interest         Rate            Balance    Interest         Rate
                                                  ---------    --------      -------          ---------    --------      -------
                                                        (Dollars In Thousands)                       (Dollars In Thousands)

INTEREST EARNING ASSETS:
     Loans receivable, net (1) (2) (3)            $ 310,490     $ 6,927        8.92%          $ 249,098     $ 5,679        9.12%
     Investment securities-taxable                  138,759       2,344        6.76%            111,356       1,727        6.20%
     Investment securities-nontaxable (4)            24,164         456        7.55%             24,258         440        7.26%
     Federal funds sold and interest-bearing
         deposits                                     6,647          82        4.93%             21,065         190        3.61%
                                                  ---------    --------      -------          ---------    --------      -------
        Total interest earning assets             $ 480,059       9,809        8.17%          $ 405,777       8,036        7.92%
                                                  =========    --------      -------          =========    --------      -------

INTERESET PAYING LIABILITIES:
     Savings deposits and interest bearing
       checking                                   $ 147,296     $ 1,072        2.91%          $ 130,634         927        2.84%
     Time deposits                                  242,584       3,298        5.44%            206,236       2,689        5.22%
     Federal funds purchased and securities sold
       under agreements to repurchase                13,505         193        5.72%              6,313          89        5.64%
     Notes Payable                                   35,349         564        6.38%             22,058         323        5.86%
                                                  ---------    --------      -------          ---------    --------      -------
        Total interest bearing liabilities        $ 438,735       5,127        4.67%          $ 365,241       4,028        4.41%
                                                  =========    --------      -------          =========    --------      -------

Net interest income (tax equivalent)                            $ 4,682                                     $ 4,008
                                                               ========                                    ========
Interest rate spread                                                           3.50%                                       3.51%
Net interest earning assets                          41,324                                      40,536

Net interest margin                                                            3.90%                                      3.950%
                                                                               =====                                      ======
Ratio of average interest bearing liabilities
     to average interest earning assets              91.00%                                      90.00%
                                                  =========                                   =========

  (1)  Loans are net of deferred loan fees.
  (2)  Non-accruing loans are included in the computation of average balances.
  (3) The Company includes loan fees in interest income. These fees for the three months ended March 31, 2000 and 1999 were $392,000 and $205,000, respectively.
  (4) Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the three months ended March 31, 2000 and 1999 were $189,000

The Company's net interest margin on a tax equivalent basis decreased from 3.95% for the three months ended March 31, 1999 to 3.90% for the three months ended March 31, 2000. The compression in net interest margin is primarily the result the Company's interest bearing liabilities repricing at a faster rate than the Company's earning assets during the current rising interest rate environment.

Net interest income, on a fully taxable basis for three months ended March 31,2000, totaled $4.7 million, an increase of 16.8% over the $4.0 million earned for the three months ended March 31, 1999. The increase resulted from an increase in average earning assets of $74.0 million for March 31, 2000 over the same period a year earlier as well as an increase in the average rate earned on interest earning assets of 25 basis points over that same period. The increase was offset by a 26 basis point increase in the average rate paid on interest bearing liabilities as well as an increase in average interest paying liabilities of $73.5 million.

The following table presents the components of changes in the Company's net interest income, on a tax equivalent basis, attributed to volume and rate. Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the prior fiscal year's average interest rate. The changes in interest income or interest expense attributable to change in interest rates are calculated by multiplying the change in interest rate by the prior fiscal year average volume. The changes in interest income or interest expense attributable to the combined impact of changes in volume and change in interest rate are calculated by multiplying the change in rate by the change in volume.




                                                                 Three Months Ended March 31, 2000
                                                                           Compared To
                                                                 Three Months Ended March 31, 1999

                                                                     Increase (Decrease) Due To:
                                                       ----------------------------------------------------
                                                                                   Volume /
                                                         Volume          Rate          Rate            Net
                                                       ---------      --------     ---------      ---------
                                                                        (Dollars In Thousands)
INTEREST INCOME:
    Loans receivable, net (1) (2) (3)                   $ 1,400        $ (122)        $ (30)       $ 1,248
                                                       ---------      --------       -------      ---------
    Investment securities-taxable                           425           153            39            617
    Investment securities-nontaxable (4)                     (2)           17             1             16
    Federal funds sold and interest-bearing
       deposits                                            (130)           70           (48)          (108)
                                                       ---------      --------       -------      ---------
TOTAL INTEREST INCOME                                     1,693           118           (38)         1,773
                                                       ---------      --------       -------      ---------

INTEREST EXPENSE:
    Savings deposits and interest bearing
      checking                                              118            24             3            145
    Time deposits                                           474           114            21            609
    Federal funds purchased and securities sold
      under agreements to repurchase                        101             1             2            104
    Notes Payable                                           195            28            18            241
                                                       ---------      --------       -------      ---------
TOTAL INTEREST EXPENSE                                      888           167            44          1,099
                                                       ---------      --------       -------      ---------

NET CHANGE IN NET INTEREST INCOME                         $ 805         $ (49)        $ (82)         $ 674
                                                       ---------      --------       -------      ---------

(1)  Loans are net of deferred loan fees.
(2)  Non-accruing loans are included in the computation of average balances.
(3) The Company includes loan fees in interest income. These fees for the three months ended March 31, 2000 and 1999 were $392,000 and $205,000, respectively.
(4) Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the three months ended March 31, 2000 and 1999 were $189,000 and $144,000, respectively.

NON INTEREST INCOME

Non-interest income for the three months ended March 31, 2000 increased approximately $61,000 to $1.2 million compared to the quarter ended March 31, 1999. The increase in non-interest income is primarily the result of an increase in service charge revenue. Service charge revenue increased $139,000 or 25.7% to $679,000 for the three months ended March 31, 2000 compared to $540,000 for the three months ended March 31, 1999. The Company's acquisition of the two community banks accounted for $45,000 of this increase, while another $45,000 of service charge revenue was generated by a new overdraft fee structure the Company implemented in February of 2000. Other fee income included an increase of $16,000 in miscellaneous deposit charges and $13,000 in credit life premium for the three months ended March 31, 2000, compared to the same period last year. Offsetting non-interest income was a decrease in the gain on sale of mortgage loans of $139,000 to $53,000 for the three months ended March 31, 2000 compared to $192,000 for the period ended March 31, 1999. The decrease was the result of a softening residential real estate market in many of the Company's market areas. Also contributing to the decrease was an increase in the origination of variable rate residential one to four family mortgages versus the origination of fixed rate residential one to four family mortgages, as consumers opted for variable rate loans in conjunction with the increase in mortgage interest rates. The Company's general practice is to sell fixed rate residential one to four family mortgages with servicing rights retained, and maintain variable rate residential mortgages in the Company's loan portfolio. The Company therefore, originated more residential one to four family mortgages to be held in its portfolio, and sold fewer loans to the secondary market, reducing gain on the sale of mortgage loans.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended March 31, 2000 increased $689,000 or 18.7% to $4.4 million as of March 31, 2000 compared to $3.7 million for the three months ended March 31, 1999. The increase in non-interest expense is primarily due to the additional expenses from the acquisition of two community banks, which account for 67% of the total increase. Management estimates that it takes up to 18 months to fully realize the benefit of operating efficiencies gained from consolidations after an acquisition.

Salaries and benefits expense was up $373,000 for the three months ended March 31, 2000 to $2.2 million compared to $1.9 million for the three months ended last year. The Company's acquisitions accounted for $260,000 of this increase. The remainder of the increase was due to the addition of three full time equivalent employees in conjunction with the Company's internal growth.

Data processing fees were $468,000 for the three months ended March 31,2000, an increase of $125,000 over the same period in 1999. The increase was primarily due to internal growth in conjunction with an annual price increase in the fees charged from the Company's data processing service. The Company's two community bank acquisitions contributed $34,000 to this increase.

Goodwill amortization increased $49,000 to $158,000 for the period ended March 31, 2000 compared to $109,000 for the three months ended March 31, 1999. The increase was a result of the addition of goodwill established by premiums paid on the acquisition of Fort Calhoun Investment, Co. in the first quarter of 2000 and the acquisition of ComBankshares, Inc. in the fourth quarter of 1999. The Company's two community bank acquisitions have been accounted for using purchase accounting, which means that the excess of the purchase price over the carrying value of the net assets acquired is recorded in the consolidated financial statements as goodwill. Goodwill is amortized over periods ranging from 15 to 20 years. The amortization is a non-cash operating expense, which reduces net income. The balance of the Company's goodwill was $11.5 million as of March 31, 2000.

Other non-interest expense increased $107,000 for the period ended March 31, 2000, compared to the same period a last year. Factors contributing to this rise in costs include $67,000 in other non-interest expenses contributed by the two acquired banks; $10,000 in license and filing fees associated with the Company being a publicly traded on the NASDAQ national market at March 31, 2000, and an increase in bank service fees and statement mailing costs relating to the growth in the volume of deposit accounts.

INCOME TAX EXPENSE

The Company recorded income tax expense of $334,000 for the three months ending March 31, 2000, compared to an income tax expense of $348,000 for the quarter ended March 31, 1999. The Company's effective tax rate decreased to approximately 28.4% for the three months ended March 31, 2000, down from approximately 29.6% for the three months ended March 31, 1999. The Company's effective tax rate is less than the statutory federal rate of 34% due primarily to municipal interest income and the income tax benefit resulting from dividends paid to the ESOP and dividends passed through the ESOP to the ESOP participants. The decrease in the effective tax rate for March 31, 2000 is primarily attributed to the Company passing through its dividend for the first quarter to the ESOP participants.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table indicates that at March 31, 2000, if there had been a sudden and sustained increase in prevailing market interest rates, the Company's 2000 interest income would be expected to decrease, while a decrease in rates would indicate an increase in income.

                                  Net Interest    (Decrease)    Percent
 Change in Interest Rates               Income      Increase     Change
------------------------------    ------------    ----------    -------
                                         (Dollars In Thousands)
                                  -------------------------------------

 200 basis point rise                 $ 17,359     $ (1,305)    (6.99)%
 100 basis point rise                   18,045         (618)    (3.31)
 base rate scenario                     18,663            -         -
 100 basis point decline                19,208          545      2.92
 200 basis point decline                19,819        1,155      6.19

The Company believes that no significant changes in its interest rate sensitivity position have occurred since December 31, 1999. The Company also believes it is appropriately positioned for future interest rate movements, although it may experience some fluctuation in net interest income due to short term timing differences between the repricing of assets and liabilities.

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company's subsidiary, Community Bank is a defendant in litigation filed in the Johnson County District Court, Johnson County. The litigation was filed prior to the Company's acquisition of ComBankshares, Inc., the parent company of Community Bank, in the fourth quarter of 1999. The litigation consists of 132 related petitions, each alleging fraud, negligent misrepresentation, civil conspiracy, and negligence against Community Bank and a former officer of Community Bank. The petitions also contain a RESPONDANT SUPERIOR claim against Community Bank for the former officer's alleged wrongdoing. Each petition contains allegations of wrongdoing by other banks and bank officers. The petitions allege that Community Bank, the former officer of Community Bank, and the other banks and bank officers committed wrongful acts, either intentionally or unintentionally as to an alleged scheme conducted by a company called Parade of Toys. The Parade of Toys used Community Bank, the former officer of Community Bank, and the other banks and bank officers as credit references in representations made to the plaintiffs by the Parade of Toys. The prayer for relief from the 132 petitions estimates a total prayer for all the plaintiffs at approximately $2,812,880. The petitions do not list any claims for punitive damages, as Kansas law does not allow a plaintiff to list a claim for punitive damages in a petition. To file for punitive damages, the plaintiffs will have to amend their petitions. The deadline to amend has not yet passed. Community Bank denies any liability and is in the process of vigorously defending this claim. The Company is unable to estimate its potential range of monetary expense, if any, or to predict the likely outcome of this matter.

Upon the acquisition of ComBankshares, Inc. in the fourth quarter of 1999, the Company set aside $500,000 of the purchase price in an escrow, to be used for legal fees and damages from the litigation. In addition, the Company has an insurance policy of $1,000,000 to be used for damages from the litigation.

The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no pending litigation to which it is a party will have a material adverse effect on its liquidity, financial condition, or results of operations

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         (i)      Incorporated by reference to the exhibits in the 10-K

         (ii)     (27) Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May  9, 2000                 By:     /s/ Robert J. Weathebie
                                              ---------------------------
                                              Robert J. Weatherbie
                                              Chairman
                                              Chief Executive Officer

Date:    May 9, 2000                  By:     /s/ Michael L. Gibson
                                              ---------------------------
                                              President - Acquisitions/
                                              Investments
                                              Chief Financial Officer