Form 10-Q
period 2000-06-30
TEAM FINANCIAL INC /KS
filed 2000-08-11
CIK 1082484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000


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

  There were 3,893,540 shares of the Registrant's common stock, no par value, outstanding as of August 9, 2000.

PART I.  FINANCIAL INFORMATION                                            PAGE
         ---------------------                                            ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Statements of Financial Condition as of
         June 30, 2000 and December 31, 1999                                3

         Consolidated Statements of Operations for the Three and
         Six Months Ended June 30, 2000 and 1999                            4

         Consolidated Statements of Comprehensive Income
         for the Three and Six Months Ended June 30, 2000
         and 1999                                                           5

         Consolidated Statements of Changes In Stockholders'
         Equity For the Six Months Ended June 30, 2000                      6

         Consolidated Statements of Cash Flows For the
         Six Months Ended June 30, 2000 and 1999                            7

         Notes To Consolidated Financial Statements                         8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  9 - 19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK          20


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                 21

Item 4.   Submission Of Matters To A Vote Of Security Holders               21

Item 6.   Exhibits And Reports On Form 8-K                             22 - 23

Signature Page                                                              24

                      TEAM FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                                   June 30,
                                                                                    2000       December 31,
 ASSETS                                                                          (Unaudited)       1999
                                                                                 -----------   ------------

Cash and due from banks                                                            $   8,621    $  17,458
Federal funds sold and interest bearing bank deposits                                  7,680        5,049
                                                                                   ---------    ---------
         Cash and cash equivalents                                                    16,301       22,507
                                                                                   ---------    ---------

Investment securities
     Available for sale, at estimated fair value (amortized cost of $143,592 and
         $139,618 at June 30, 2000 and December 31, 1999, respectively)              140,057      136,901
     Held to maturity, at cost (estimated fair value of $24,315 and $25,135
         at June 30, 2000 and December 31, 1999, respectively)                        24,707       25,630
                                                                                   ---------    ---------
         Total investment securities                                                 164,764      162,531
                                                                                   ---------    ---------

Loans receivable, net of unearned fees                                               331,556      309,255
Allowance for loan and lease losses                                                   (3,783)      (3,320)
                                                                                   ---------    ---------
         Net loans receivable                                                        327,773      305,935
                                                                                   ---------    ---------

Accrued interest receivable                                                            5,141        4,911
Premises and equipment, net                                                            9,945        9,770
Assets acquired through foreclosure                                                      435          792
Goodwill, net of accumulated amortization                                             11,284        9,263
Other assets                                                                           3,511        2,496
                                                                                   ---------    ---------

         Total assets                                                              $ 539,154    $ 518,205
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Checking deposits                                                             $ 129,516    $ 124,415
     Savings deposits                                                                 23,979       22,135
     Money market deposits                                                            44,353       46,889
     Certificates of deposit                                                         247,485      241,677
                                                                                   ---------    ---------
         Total deposits                                                              445,333      435,116
                                                                                   ---------    ---------
Federal Funds purchased and securities sold
     under agreements to repurchase                                                    7,167        9,227
Federal Home Loan Bank Advances                                                       32,006       24,055
Notes payable                                                                         14,175        9,924
Accrued expenses and other liabilities                                                 4,014        2,314
                                                                                   ---------    ---------

     Total liabilities                                                               502,695      480,636
                                                                                   ---------    ---------

Stockholders' Equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued           --           --
Common stock, no par value, 50,000,000 shares authorized; 4,163,545 and
     4,157,053 shares issued; 3,893,540 and 4,130,048 shares outstanding at
     June 30, 2000 and December 31, 1999                                              25,324       25,268
Capital surplus                                                                          122          122
Retained Earnings                                                                     15,652       14,356
Treasury stock, 270,005 and 27,005 shares of common stock at cost                     (2,347)        (187)
     at June 30, 2000 and December 31, 1999 respectively
Accumulated other comprehensive income (loss)                                         (2,292)      (1,990)
                                                                                   ---------    ---------

     Total stockholders' equity                                                       36,459       37,569
                                                                                   ---------    ---------

     Total liabilities and stockholders' equity                                    $ 539,154    $ 518,205
                                                                                   =========    =========


    SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      TEAM FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     Three Months Ended                 Six Months Ended
                                                                         June 30                           June 30
                                                                -----------------------------      -----------------------------
                                                                   2000              1999             2000              1999
                                                                -----------       -----------      -----------       -----------
INTEREST INCOME:
Interest and fees on loans                                      $     7,397       $     5,698      $    14,324       $    11,377
Taxable investment securities                                         2,432             1,739            4,776             3,466
Nontaxable investment securities                                        260               293              527               589
Other                                                                    92               135              174               325
                                                                -----------       -----------      -----------       -----------
      Total interest income                                          10,181             7,865           19,801            15,757
                                                                -----------       -----------      -----------       -----------

INTEREST EXPENSE:
Deposits
      Checking deposits                                                 554               451            1,086               917
      Savings deposits                                                  150               137              296               267
      Money market deposits                                             427               311              821               642
      Certificates of deposit                                         3,558             2,690            6,856             5,379
Federal funds purchased and securities sold
      under agreements to repurchase                                    108                58              301               147
FHLB advances payable                                                   398               344              753               452
Notes payable                                                           292                36              501               251
                                                                -----------       -----------      -----------       -----------
      Total interest expense                                          5,487             4,027           10,614             8,055
                                                                -----------       -----------      -----------       -----------
      Net interest income before provision for loan losses            4,694             3,838            9,187             7,702
Provision for loan losses                                               203               203              388               386
                                                                -----------       -----------      -----------       -----------
      Net interest income after provision for loan losses             4,491             3,635            8,799             7,316
                                                                -----------       -----------      -----------       -----------
OTHER INCOME:
Service charges                                                         879               591            1,558             1,131
Trust fees                                                              143               154              285               295
Gain on sales of mortgage loans                                         127               112              180               304
Gain (loss) on sales of investment securities                            (1)                1               (6)                1
Other                                                                   303               277              678               587
                                                                -----------       -----------      -----------       -----------
      Total other income                                              1,451             1,135            2,695             2,318
                                                                -----------       -----------      -----------       -----------
OTHER EXPENSES:
Salaries and employee benefits                                        2,364             1,853            4,595             3,711
Occupancy and equipment                                                 548               415            1,043               876
Data processing                                                         489               352              957               695
Professional fees                                                       185                83              356               286
Marketing                                                                80                61              144               115
Supplies                                                                 65                78              147               137
Goodwill amortization                                                   189               110              347               219
Conversion                                                               62              --                 62              --
Other                                                                   738               700            1,447             1,302
                                                                -----------       -----------      -----------       -----------
      Total other expenses                                            4,720             3,652            9,098             7,341
                                                                -----------       -----------      -----------       -----------
      Income before income taxes                                      1,222             1,118            2,396             2,293
Income taxes                                                            375               358              709               706
                                                                -----------       -----------      -----------       -----------
      Net income                                                $       847       $       760      $     1,687       $     1,587
                                                                ===========       ===========      ===========       ===========

Shares applicable to basic and diluted income per share           3,908,254         2,959,972        3,973,453         2,913,462
Basic and diluted income per share                              $      0.22       $      0.26      $      0.42       $      0.55
                                                                ===========       ===========      ===========       ===========


   SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       TEAM FINANCIAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                                                Three Months Ended    Six Months Ended
                                                                                     June 30               June 30
                                                                                 -----------------    ------------------
                                                                                   2000      1999      2000        1999
                                                                                 -------   -------    -------    -------
Net Income                                                                       $   847   $   760    $ 1,687    $ 1,587

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on investment securities available for sale net of tax $32 and $(435) for the three months ended June 30, 2000 and June
       30, 1999, respectively; and net of tax $(516) and $(565) for
       the six months ended June 30, 2000 and June 30, 1999 respectively               8      (706)      (310)      (921)
   Reclassification adjustment for gains (losses) included in net income net of tax $0 and $0 for the three months ended June 30, 2000 and June
       30, 1999, respectively; and net of tax $2 and $0 for
       the six months ended June 30, 2000 and June 30, 1999 respectively               1        (1)         8         (1)
                                                                                 -------   -------    -------    -------
       Other comprehensive income (loss)                                               9      (707)      (302)      (922)
                                                                                 -------   -------    -------    -------
       Comprehensive income                                                      $   856   $    53    $ 1,385    $   665
                                                                                 =======   =======    =======    =======


SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      TEAM FINANCIAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                         SIX MONTHS ENDED JUNE 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                                            Accumulated
                                                       Additional                              other            Total
                                              Common     paid-in    Retained    Treasury    comprehensive   stockholders'
                                              Stock      capital    earnings      Stock     income (loss)      equity
                                            ---------  ----------   ---------   ---------   -------------   ------------

BALANCE, December 31, 1999                   $ 25,268      $ 122    $ 14,356      $ (187)     $ (1,990)       $ 37,569
Repurchase shares of common stock (243,000)                                       (2,160)                       (2,160)
Common stock issued in connection with
      compensation plans (6,492 shares)            56                                                               56
Net Income                                                             1,687                                     1,687
Dividends ($0.10 per share)                                             (391)                                     (391)
Other comprehensive income (loss)                                                                 (302)           (302)
                                            ---------  ----------   --------    ---------     ---------       ---------
BALANCE, June 30, 2000                       $ 25,324      $ 122    $ 15,652    $ (2,347)     $ (2,292)       $ 36,459
                                            =========  ==========   ========    =========     =========       =========


 SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      TEAM FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                  --------------------
                                                                    2000        1999
                                                                  --------    --------
Cash flows from operating activities:
    Net income                                                    $  1,687    $  1,587
    Adjustments to reconcile net income to net cash provided
      by operating activities:
         Provision for loan losses                                     388         386
         Depreciation and amortization                                 889         859
         Net loss (gain) on sales of investment securities               6          (1)
         Net gain on sales of mortgage loans                          (180)       (304)
         Net loss on sales of assets acquired through
           foreclosure                                                  15        --
         Proceeds from sale of mortgage loans                        6,446      26,970
         Origination of mortgage loans for sale                     (7,881)    (24,457)
         Net increase in other assets                               (1,240)       (490)
         Net increase in accrued expenses and other liabilities      2,075         665
                                                                  --------    --------
              Net cash provided by operating activities              2,205       5,215
                                                                  --------    --------
Cash flows from investing activities:
    Net increase in loans                                           (8,295)     (8,074)
    Proceeds from sale of investment securities                      3,409        --
    Proceeds from maturities and principal reductions of
      investment securities available-for-sale                       6,271      20,378
    Purchases of investment securities available-for-sale           (6,458)    (24,221)
    Proceeds from maturities and principal reductions of
      investment securities held-to-maturity                         1,172       5,843
    Purchases of investment securities held-to-maturity               (135)     (5,195)
    Purchase of bank premises and equipment, net of sales             (196)       (760)
    Proceeds from sales for payments on assets acquired through
      foreclosure                                                    1,139          15
    Cash paid for acquisitions, net of cash received                (2,731)       --
                                                                  --------    --------
              Net cash used in investing activities                 (5,824)    (12,014)
                                                                  --------    --------
Cash flows from financing activities:
    Net decrease in deposits                                        (8,073)     (7,448)
    Net (decrease) increase in federal funds purchased and
      securities sold under agreement to repurchase                 (2,210)     (1,010)
    Payments on Federal Home Loan Bank advances                     (1,049)        (36)
    Proceeds from Federal Home Loan Bank advances                    7,000       2,988
    Payments on notes payable                                       (1,099)     (6,000)
    Proceeds of notes payable                                        5,350        --
    Common stock issued                                                 56       6,801
    Purchase of treasury stock                                      (2,160)       --
    Dividends paid on common stock                                    (402)       (150)
                                                                  --------    --------
              Net cash used financing activities                    (2,587)     (4,855)
                                                                  --------    --------
              Net change in cash and cash equivalents               (6,206)    (11,654)
Cash and cash equivalents at beginning of the period                22,507      31,899
                                                                  --------    --------
Cash and cash equivalents at end of the period                    $ 16,301    $ 20,245
                                                                  ========    ========

 SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

TEAM FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

Note 1:  Basis of Presentation
------------------------------

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

The consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. The December 31, 1999 statement of financial condition has been derived from the audited consolidated financial statements as of that date. The results of the interim periods ended June 30, 2000 are not necessarily indicative of the results expected for the year ended December 31, 2000.

Note 2:  Earnings Per Common Share
----------------------------------

Earnings per share are computed in accordance with SFAS No. 128. Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented, less any unallocated ESOP shares. For the period presented, there were no dilutive potential common shares outstanding.

Note 3:  Stock Repurchase Program
---------------------------------

The Board of Directors approved a stock repurchase program in February 2000, authorizing the repurchase of up to 300,000 shares of the Company's common stock. As of June 30, 2000, the Company had repurchased 243,000 shares of its common stock under the program at an average price of $8.69.

Note 4:  Dividend Declared
--------------------------

On June 28, 2000, the Company declared a quarterly dividend of $0.05 per share to all shareholders of record on June 30, 2000, payable July 20, 2000.

Note 5:  Acquisitions
---------------------

On March 24, 2000, the Company acquired Fort Calhoun Investment Co., and its subsidiary Fort Calhoun State Bank with total assets of approximately $22 million, for $3.5 million in cash. The acquisition was financed through a $3.5 million advance from the Company's $15 million line of credit with interest floating at 1.75% over the one month LIBOR. The acquisition was recorded using the purchase accounting method, generating $2.4 million in goodwill to be amortized over the next 20 years. The results of operations Fort Calhoun are included from the date of acquisition.

Note 6:  Recent Accounting Pronouncements
-----------------------------------------

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 as amended is effective for fiscal years beginning after June 15, 2000. The adoption of the standard is not expected to have a significant impact on the consolidated financial statements of the Company.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATION

OVERVIEW

Team Financial, Inc. (the "Company") is a multi-bank holding company incorporated in the State of Kansas. The Company offers full service community banking and financial services through 20 locations in the Kansas City metropolitan area, southeastern Kansas, western Missouri, and the Omaha, Nebraska metropolitan area. The Company's presence in Kansas consists of seven locations in the Kansas City metro area, which includes the high growth market of Johnson County, three locations in southeast Kansas and two locations along the I-70 corridor. The Company operates three locations in western Missouri, and five in the high growth metropolitan area of Omaha, Nebraska. The Company's growth over recent years has been achieved primarily through purchases of branches of large banks and through an acquisition of two community banks. Additional asset growth has occurred through internal growth at existing banks as well as from opening three new branches. The Company's stock is listed on the Nasdaq National Market ("NASDAQ") under the symbol "TFIN".

On March 24, 2000, the Company acquired Fort Calhoun Investment Co., and its subsidiary Fort Calhoun State Bank with total assets of approximately $22 million, for $3.5 million in cash. The acquisition was recorded using the purchase accounting method, generating $2.4 million in goodwill to be amortized over the next 20 years. The results of operations Fort Calhoun are included from the date of acquisition. The acquisition will compliment the Company's presence in the high growth Omaha, Nebraska metropolitan area, with the addition of three new locations.

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

FINANCIAL CONDITION

Total assets of the Company at June 30, 2000 were $539.2 million compared to $518.2 million at December 31, 1999. The increase of $21.0 million was primarily due to an increase in loans receivable of $22.3 million, and an increase in investment securities of $2.2 million, of which $6.2 million was funded by the decrease in cash and cash equivalents. The first quarter acquisition of Fort Calhoun Investment Co. contributed $13.5 million to the increase in loans receivable and $7.3 million to the increase in investment securities.

INVESTMENT SECURITIES: Investment securities available for sale and held to maturity increased $2.2 million, or 1.4%, to $164.8 million. Investment securities represented 30.6% of total assets at June 30, 2000 versus 31.4% of total assets at December 31, 1999. The increase in investment securities from December 31, 1999 was the result of $7.3 million in additional investment securities from the Fort Calhoun Investment Co. acquisition. Excluding the acquisition, investment securities decreased $5.1 million from December 31, 1999. The Company redirected the proceeds from the decrease in investment securities to fund loans receivable.

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

LOANS RECEIVABLE: Loans receivable increased 7.2%, to $331.6 million at June 30, 2000 compared to $309.3 million at December 31, 1999. Internal loan growth accounted for 39.6%, or $8.8 million of the $22.3 million increase. This internal growth was primarily comprised of loans secured by real estate including approximately $4.2 million of one to four family mortgages. The remaining $13.5 million can be attributed to the first quarter acquisition of Fort Calhoun Investment Co., of which 81% were comprised of loans secured by real estate.

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

The following table summarizes the Company's non-performing assets:

                                                                   June 30, 2000
                                                                    (Unaudited)         December 31, 1999
                                                                   -------------        -----------------
Non-Performing Assets:                                                    (Dollars In Thousands)
      Non-accrual loans
         Real estate loans                                              $ 656                 $ 445
         Commercial and industrial                                      1,368                 1,043
         Installment loans                                                377                   298
         Lease financing receivables                                       51                     6
                                                                          ---                  ---
             Total Non-accrual loans                                    2,452                 1,792
                                                                       ------                -----
      Loans Past Due 90 Days or More Still Accruing
         Real estate loans                                              $ 760                 $ 292
         Commercial and industrial                                        513                   292
         Installment loans                                                 55                    37
                                                                          ---                   --
             Total Past Due 90 Days or More Still Accruing              1,328                   621
                                                                       ------                  ---
      Total Non-Performing Loans                                        3,780                 2,413
      Other real estate owned                                             435                   792
                                                                         ----                  ---
             Total non-performing assets                              $ 4,215               $ 3,205
                                                                      =======               =======

      Non-performing loans to total loans                                1.14%                 0.78%

      Non-performing assets to total assets                              0.78%                 0.62%


Non-performing assets totaled $4.2 million at June 30, 2000 increasing $1.0 million from December 31, 1999. The increase in non-performing assets was due to the increase in non-performing loans of $1.4 million and a decrease in other real estate owned of $357,000. The increase in non-performing loans was essentially generated from a $609,000 increase in non-performing loans occurring at the bank the Company acquired in the fourth quarter of 1999, and a $300,000 increase related to a bankruptcy. The increase in non-performing loans was comprised of an additional $45,000 in non-performing lease financing receivables, $679,000 in non-performing loans secured by real estate, $546,000 in non-performing commercial and industrial loans and $97,000 in non-performing installment loans. Management is not of the opinion the increase in non-performing loans for the quarter is evidence of an unfavorable trend in loan quality as the non-performing loans were concentrated at one of the Company's recent acquisitions. As of June 30, 2000 there were no significant balances of loans excluded from non-performing loans set forth above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming non-performing.

ALLOWANCE FOR LOAN AND LEASE LOSSES: Management maintains its allowance for loan and lease losses based on industry standards, historical experience, and an evaluation of economic conditions. The Company regularly reviews delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectibility is considered questionable. Allowance for loan and lease losses increased to 1.14% of total loans at June 30, 2000, up from 1.07% at December 31, 1999. The increase in allowance for loan and lease losses primarily resulted from the additional $353,000 in reserves from the first quarter acquisition of Fort Calhoun Investment Co.

The following table summarizes the Company's allowance for loan and lease losses:

                                                                      Six Months Ended June 30,
                                                                      2000                       1999
                                                                (Unaudited)                (Unaudited)
                                                                -----------                -----------
                                                                     (Dollars In Thousands)
Balance, beginning of period                                       $ 3,320                    $ 2,541
Provision for estimated loan losses                                    388                        386
Charge-offs                                                           (429)                      (296)
Recoveries                                                             151                        103
Allowance of acquired banks                                            353                        --
                                                                   -------                        --
Balance, end of period                                             $ 3,783                    $ 2,734
                                                                   =======                    =======

Allowance for loan and lease losses
      as a percent of total loans                                     1.14%                      1.04%

Allowance for loan and lease losses
      as a percent of non performing loans                          100.08%                     80.82%

Net charge-offs as a percent of total loans                           0.08%                      0.07%


LIABILITIES: Total liabilities were $502.7 million at June 30, 2000, an increase of $22.1 million from $480.6 million at December 31, 1999. The increase is largely related to the first quarter acquisition of Fort Calhoun Investment Co.

DEPOSITS: Total deposits increased $10.2 million from December 31, 1999, to a balance at June 30, 2000 of $445.3 million. Net of the first quarter acquisition of Fort Calhoun Investment Co., total deposits decreased $8.9 million. The decrease in deposits net of the acquisition was related to a decrease in money market deposits of $6.6 million and a decrease in certificates of deposit of $3.4 million. The decrease in money market deposits is attributed to the roll-off of a large deposit related to a customer's trust that was temporarily deposited into a bank money market account until disbursed. The decrease in certificate of deposit account balances is attributable to less aggressive pricing on large public fund deposits that the Company routinely bids on as a source of funding.

FEDERAL HOME LOAN BANK ADVANCES: Federal Home Loan Bank advances increased $8.0 million to a balance of $32.0 million at June 30, 2000. The increase was due to additional short-term 90-day borrowings of $4.0 million,

$2.0 million in borrowings greater than one year, and $2.0 million in advances from the acquisition during the first quarter.

NOTES PAYABLE: Notes Payable increased $4.3 million from December 31, 1999 to a balance of $14.2 million at June 30, 2000. Contributing to the increase was $2.0 million in borrowings to finance the repurchase of the Company's stock under the repurchase program approved by the Board of Directors in February of 2000. Also contributing to the increase in notes payable was $3.5 million in borrowings to finance the first quarter acquisition of Fort Calhoun Investment Company. The notes payable primarily consist of a $4.8 million term note and $8.9 million borrowed against a $15.0 million line of credit, both of which float at 1.75% over one month LIBOR.

EQUITY: The Company's Board of Directors approved a stock repurchase program in February 2000 authorizing the repurchase of up to 300,000 shares of the Company's common stock. As of June 30, 2000 the Company had repurchased 243,000 under the program increasing treasury stock $2.2 million to $2.3 million at June 30, 2000.

REGULATORY CAPITAL: The Company is subject to regulatory capital requirements administered by Federal Reserve, the Federal Deposit Insurance Corporation, and the Comptroller of the Currency. Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions. As of June 30, 2000, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company's ratios at June 30, 2000 were as follows:


                                                   At June 30, 2000
                                               ----------------------------
Ratio                                          Actual      Minimum Required
-----                                          ------      ----------------
Total capital to risk weighted assets           9.15%           8.00%
Core capital to risk weighted assets            8.04%           4.00%
Core capital to average assets                  5.26%           4.00%



LIQUIDITY

The Company continuously forecasts and manages its liquidity in order to satisfy cash flow requirements of depositors and borrowers and allow the Company to meet its own cash flow needs. The Company has developed internal and external sources of liquidity to meet its continued growth needs. These include, but are not limited to, the ability to raise deposits through branch promotional campaigns, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank. The Company's most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At June 30, 2000 and December 31, 1999 these liquid assets totaled $156.4 million and $159.4 million, respectively. Management believes the Company's sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income for the three and six months ended June 30, 2000 totaled $4.7 million and $9.2 million, respectively, compared to $3.9 million and $7.7 million for the same periods in 1999. The respective increases of $856,000 and $1.5 million are primarily due to the interest income from the $29.3 million increase in loans receivable from June 30, 1999 to June 30, 2000, as well as from the acquisition of ComBankshares, Inc. during the fourth quarter of 1999 and Fort Calhoun Investment Company during the first quarter of 2000.

Despite the increase in net interest income for the three and six months ended June 30, 2000 over the same periods one year ago, the Company's net interest margin as a percent of average earning assets decreased. For the three months ended June 30, 2000 net interest margin fell to 3.88% from 3.92% for the three months ended June 30, 1999. During this same time period average earning assets increased $96.4 million from $407.9 million to $504.3 million. For the first six months of 2000, net interest margin fell to 3.89% from 3.93% for the first six months of 1999, with the corresponding increase in average earning assets of $84.0 million from $410.0 million to $494.0.

The decrease in net interest margin can be attributed to the addition of $6.5 million of additional borrowings from the Company's acquisitions floating at 1.75% over one-month LIBOR, $2.0 million of additional borrowings from the Company's stock buyback floating at 1.75% over one-month LIBOR, and the average yield on interest earning assets increasing at a slower rate than the average cost of interest paying liabilities. The average yield on interest earning assets for the quarter ended June 30, 2000 increased 38 basis points to 8.26%, up from 7.88% for the quarter ended June 30, 1999, while the cost of interest paying liabilities increased 51 basis points to 4.91%, up from 4.40% for that same time period. Comparing the six months ended June 30, 2000 to the same six months for 1999, the yield on interest earning assets increased 32 basis points to 8.21%, up from 7.89%, while interest-paying liabilities increased 38 basis points to 4.78%, up from 4.40%.

The following tables present certain information relating to net interest income for the three and six months ended June 30, 2000 and 1999. The average rates and costs are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown.



                                                        Three Months Ended June 30, 2000          Three Months Ended June 30, 1999
                                                    -----------------------------------------  ------------------------------------
                                                          Average                    Average      Average                   Average
                                                          Balance     Interest        Rate        Balance      Interest       Rate
                                                          -------     --------       -------      -------      --------     -------
                                                      (Dollars In Thousands)                   (Dollars In Thousands)

INTEREST EARNING ASSETS:
     Loans receivable, net (1) (2) (3)                    $ 331,771    $ 7,397         8.97%      $ 251,697     $ 5,698      9.08%
     Investment securities-taxable                          143,063      2,432         6.84%        112,252       1,739      6.21%
     Investment securities-nontaxable (4)                    23,650        435         7.40%         24,306         442      7.29%
     Federal funds sold and interest-bearing
        deposits                                             5,808         92          6.37%        19,628         135       2.76%
                                                             ------        ---         -----        -------        ----      -----
        Total interest earning assets                    $ 504,291     10,356          8.26%     $ 407,883       8,014       7.88%
                                                         ==========    -------         -----     ==========      ------      -----

INTERESET PAYING LIABILITIES:
     Savings deposits and interest bearing
       checking                                           $ 148,548    $ 1,131         3.06%     $  131,440         899      2.74%
     Time deposits                                          253,051      3,558         5.66%        206,422       2,690      5.23%
     Federal funds purchased and securities sold
       under agreements to repurchase                         7,476        108         5.79%          6,729          58      3.46%
     Notes Payable                                           40,600        690         6.84%         22,615         380      6.74%
                                                            -------       ----         -----        -------        ----      -----
        Total interest bearing liabilities               $  449,675     5,487          4.91%     $  367,205       4,027       4.40%
                                                         ==========     ------         -----     ==========      ------      -----

Net interest income (tax equivalent)                                  $ 4,869                                   $ 3,987
                                                                      ========                                  =======
Interest rate spread                                                                   3.35%                                 3.48%
Net interest earning assets                                  54,616                                  40,678

Net interest margin                                                                    3.88%                                 3.92%
                                                                                       =====                                 =====
Ratio of average interest bearing liabilities
     to average interest earning assets                      89.17%                                  90.03%
                                                             ======                                  ======


(1)  Loans are net of deferred loan fees.

(2)  Non-accruing loans are included in the computation of average balances.

(3) The Company includes loan fees in interest income. These fees for the three months ended June 30, 2000 and 1999 were $244,000 and $333,000, respectively.

(4) Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the three months ended June 30, 2000 and 1999 were $175,000 and $149,000, respectively.

                                                       Six Months Ended June 30, 2000            Six Months Ended June 30, 1999
                                                 --------------------------------------  --------------------------------------
                                                         Average               Average           Average               Average
                                                         Balance    Interest      Rate           Balance    Interest      Rate

                                                               (Dollars In Thousands)                    (Dollars In Thousands)

INTEREST EARNING ASSETS:
     Loans receivable, net (1) (2) (3)                 $ 322,559    $ 14,324     8.93%         $ 254,295    $ 11,377     9.02%
     Investment securities-taxable                       141,567       4,776     6.78%           113,148       3,466     6.18%
     Investment securities-nontaxable (4)                 24,063         891     7.45%            24,354         882     7.30%
     Federal funds sold and interest-bearing
        deposits                                          5,756         174      6.08%           18,191         325      3.60%
                                                          ------        ----     -----           -------        ----     -----
        Total interest earning assets                 $ 493,945      20,165      8.21%        $ 409,988      16,050      7.89%
                                                      ==========     -------     -----        ==========     -------     -----

INTERESET PAYING LIABILITIES:
     Savings deposits and interest bearing
       checking                                        $ 147,383     $ 2,203     3.01%           132,245       1,826     2.78%
     Time deposits                                       249,627       6,856     5.52%           206,607       5,379     5.25%
     Federal funds purchased and securities sold
       under agreements to repurchase                     10,541         301     5.74%             7,144         147     4.15%
     Notes Payable                                        39,323       1,254      6.41%           23,172         703      6.12%
                                                         -------      ------     -----           -------        ----     -----
        Total interest bearing liabilities            $  446,874      10,614      4.78%        $ 369,167       8,055      4.40%
                                                      ==========     -------     -----        ==========      ------     -----

Net interest income (tax equivalent)                                 $ 9,551                                 $ 7,995
                                                                     =======                                =======
Interest rate spread                                                             3.43%                                   3.49%
Net interest earning assets                               47,071                                  40,821


Net interest margin (4)                                                          3.89%                                   3.93%
                                                                                 =====                                   =====
Ratio of average interest bearing liabilities
     to average interest earning assets                   90.47%                                  90.04%
                                                          ======                                  ======


     (1)  Loans are net of deferred loan fees.

     (2) Non-accruing loans are included in the computation of average balances.

     (3) The Company includes loan fees in interest income. These fees for the six months ended June 30, 2000 and 1999 were $436,000 and $438,000, respectively.

     (4) Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the six months ended June 30, 2000 and 1999 were $364,000 and $293,000, respectively.

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

                                                               Three Months Ended June 30, 2000
                                                                          Compared To
                                                                Three Months Ended June 30, 1999
                                                                   Increase (Decrease) Due To:
                                                     --------------------------------------------------
                                                                                       Volume /
                                                      Volume        Rate           Rate          Net
INTEREST INCOME:                                                    (Dollars In Thousands)
    Loans receivable, net (1) (2) (3)                $ 1,793       $   (72)      $   (22)      $ 1,699
    Investment securities-taxable                        472           173            48           693
    Investment securities-nontaxable (4)                 (13)            6          --              (7)
    Federal funds sold and interest-bearing
       deposits                                          (94)          175          (124)          (43)
                                                     -------       -------       -------       -------
TOTAL INTEREST INCOME                                  2,158           282           (98)        2,342
                                                     -------       -------       -------       -------

INTEREST EXPENSE:
    Savings deposits and interest bearing
      checking                                           115           103            14           232
    Time deposits                                        598           220            50           868
    Federal funds purchased and securities sold
      under agreements to repurchase                       6            40             4            50
    Notes Payable                                        301             5             4           310
                                                     -------       -------       -------       -------
TOTAL INTEREST EXPENSE                                 1,020           368            72         1,460
                                                     -------       -------       -------       -------

NET CHANGE IN NET INTEREST INCOME                    $ 1,138       $   (86)      $  (170)      $   882
                                                     =======       =======       =======       =======

(1)  Loans are net of deferred loan fees.

(2)  Non-accruing loans are included in the computation of average balances.

(3) The Company includes loan fees in interest income. These fees for the three months ended June 30, 2000 and 1999 were $244,000 and $333,000, respectively.

(4) Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the three months ended June 30, 2000 and 1999 were $175,000 and $149,000, respectively.

                                                                      Six Months Ended June 30, 2000
                                                                               Compared To
                                                                        Six Months Ended June 30, 1999
                                                                         Increase (Decrease) Due To:
                                                               -----------------------------------------------------
                                                                                             Volume /
                                                               Volume            Rate           Rate            Net
INTEREST INCOME:                                                                  (In Thousands)
    Loans receivable, net (1) (2) (3)                           $3,094           ($116)         $ (31)        $2,947
    Investment securities-taxable                                  878             346             86          1,310
    Investment securities-nontaxable (4)                           (11)             20              -              9
    Federal funds sold and interest-bearing
       deposits                                                   (222)           224            (153)          (151)
                                                                  -----           ----           -----          -----
TOTAL INTEREST INCOME                                            3,739             474            (98)         4,115

INTEREST EXPENSE:
    Savings deposits and interest bearing
      checking                                                     214             146             17            377
    Time deposits                                                1,129             290             58          1,477
    Federal funds purchased and securities sold
      under agreements to repurchase                                70              57             27            154
    Notes Payable & FHLB Advances                                  493              34             24            551
                                                                  ----             ---            ---           ---
TOTAL INTEREST EXPENSE                                           1,906             527            126          2,559

NET CHANGE IN NET INTEREST INCOME                             $  1,833           $ (53)        $ (224)       $ 1,556
                                                              ========           ======        =======       =======

(1)  Loans are net of deferred loan fees.

(2)  Non-accruing loans are included in the computation of average balances.

(3) The Company includes loan fees in interest income. These fees for the six months ended June 30, 2000 and 1999,were $436,000vand.$438,000, respectively.

(4) Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the six months ended June 30, 2000 and 1999 were $364,000 and $293,000, respectively.

NON-INTEREST INCOME

Non-interest income for the three months ended June 30, 2000 was $1.5 million up $316,000 or 28% over the same three-month period ended June 30, 1999. For the six months ended June 30, 2000 non-interest income was up $377,000 to $2.7 million versus $2.3 million for the same period the prior fiscal year. The increase in non-interest income is primarily the result of an increase in service charge revenue.

Service charge revenue increased $288,000 or 49% to $879,000 for the three months ended June 30, 2000 compared to $591,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000 service charge revenue increased $427,000 to $1.6 million over $1.1 million for the first six months of the prior fiscal year. The Company's acquisitions accounted for $71,000 and $116,000 of this increase for the respective three and six months ended June 30, 2000. The remaining increase of service charge revenue of $217,000 and $311,000 respectively for the three and six month periods of the current fiscal year, was primarily generated by a new overdraft fee structure the Company implemented in February of 2000 along with an enhanced control over fee waivers.

Offsetting the increase in non-interest income for the six months ended June 30, 2000 was a decrease in the gain on sale of mortgage loans of $124,000 to $180,000 from $304,000 for the six months ended June 30, 1999. The decrease was the result of higher interest rates, which led to an increase in the origination of variable rate residential one to four family mortgages versus the origination of fixed rate residential one to four family mortgages, as consumers opted for variable rate loans in conjunction with the increase in mortgage interest rates. The Company's general practice is to sell fixed rate residential one to four family mortgages with servicing rights retained, and maintain variable rate residential mortgages in the Company's loan portfolio. Therefore, the Company originated more residential one to four family mortgages to be held in its portfolio, and sold fewer loans to the secondary market, reducing gain on the sale of mortgage loans. For future periods, the Company anticipates altering its general practice of holding variable rate residential one to four family mortgages for its loan portfolio to selling some or all of the originations and servicing rights. This will allow the Company to price one to four family residential mortgage loans more competitively, produce greater non-interest income, and provide increased flexibility in interest rate risk management.

NON-INTEREST EXPENSE

Non-interest expense for the three months ended June 30, 2000 was $4.7 million, up $1.1 million, or 29% over the same three-month period a year ago. For the six month period June 30, 2000, non interest expense was $9.1 million, up $1.8, or 24% over $7.3 million for the six months ended June 30, 1999.

The increase in non-interest expense is primarily due to the additional expenses from the acquisition of ComBankshares, Inc. and Fort Calhoun Investment Company, which accounts for 77% of the total increase for the three months ended June 30, 2000 and 73% of the total increase for the six months ended June 30, 2000, both compared to the corresponding periods from the prior fiscal year. The integration of the two acquisitions is progressing as planned.

Salaries and benefits expense was up $511,000 for the three months ended June 30, 2000 to $2.4 million compared to $1.9 million for the three months ended in 1999. The Company's acquisitions accounted for $409,000 of this increase, resulting in a net increase in salaries and benefits excluding the acquisition of $102,000. For the six months ended June 30, 2000 salaries and benefits expense increased $884,000 to $4.6 million compared to $3.7 million for first six months of the prior year. The increase of $244,000 exclusive of the acquisition was attributable to addition of three full time equivalent employees in conjunction with the Company's internal growth.

Occupancy and equipment expense for the respective three and six months ended June 30, 2000 was $548,000 and $1.0 million, increasing $133,000 and $167,000 respectively from the same periods the prior fiscal year. The increase is primarily attributable to the acquisitions.

Data processing fees were $489,000 for the three months ended June 30,2000, an increase of $137,000 over the same period in 1999. For the six months ended June 30, 2000 data processing fees were $957,000, $262,000 above $695,000 in expense for the six months of the prior fiscal year. The increase was primarily due to increased volume from internal growth in conjunction with an annual price increase in the fees charged from the Company's data processing service. The Company's two community bank acquisitions contributed $34,000 to this increase for the quarter and $68,000 for the first half of the current fiscal year over the prior periods. Exclusive of the acquisition the increase for the respective three and six month periods of 2000 versus the same periods in 1999 was $103,000 and $194,000.

Goodwill amortization increased $79,000 to $189,000 for the quarter ended June 30, 2000 and $128,000 to $347,000 for the first six months ended June 30, 2000 compared to same periods ended June 30, 1999. The increase was a result of the addition of goodwill established by premiums paid on the acquisition of Fort Calhoun Investment Co. in the first quarter of 2000 and the acquisition of ComBankshares, Inc. in the fourth quarter of 1999. The Company's two community bank acquisitions have been accounted for using purchase accounting, which means the excess of the purchase price over the carrying value of the net assets acquired is recorded in the consolidated financial statements as goodwill. Goodwill is amortized over periods ranging from 15 to 20 years. The amortization is a non-cash operating expense, which reduces net income. The balance of the Company's goodwill was $11.3 million as of June 30, 2000.

Other expense for the three months ended June 30, 2000 increased $38,000 to $738,000, up $700,000 from June 30, 1999. For the six months ended June 30, 2000, other expense increased $145,000 to $1.4 million, up from $1.3 million for the six months ended June 30, 1999. Included in other expense for the three and six month periods are losses recorded from the sale of repossessed leasing equipment of $43,000 and a loss on deposits accounts of $20,000.

INCOME TAX EXPENSE

The Company recorded income tax expense of $375,000 for the three months ending June 30, 2000, compared to an income tax expense of $358,000 for the quarter ended June 30, 1999. The Company's effective tax rate decreased to approximately 30.69% for the three months ended June 30, 2000, down from approximately 32.02% for the three months ended June 30, 1999. Income tax expense for the six months ended June 30, 2000 was $709,000 compared to $706,000 for the six months ended June 30, 1999. The Company's effective tax rate decreased to approximately 29.59% for the six months ended June 30, 2000, down from approximately 30.79% for the six months ended June 30, 1999. The Company's effective tax rate is less than the statutory federal rate of 34% due primarily to municipal interest income and the income tax benefit resulting from dividends paid to the ESOP and dividends passed through the ESOP to the ESOP participants. The decrease in the effective tax rate for the three and six months ended June 30, 2000 is primarily attributed to the Company passing through its dividend for the fourth quarter of 1999 and first quarter of 2000 to the ESOP participants.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table indicates that at June 30, 2000, if there had been a sudden and sustained increase in prevailing market interest rates, the Company's 2000 interest income would be expected to decrease, while a decrease in rates would indicate an increase in income.




                                   Net Interest      (Decrease)         Percent
Change in Interest Rates             Income           Increase           Change
------------------------           ------------      ----------         -------
                                   (Dollars In Thousands)
200 basis point rise                $ 16,855           $ (597)           (3.42)%
100 basis point rise                  17,200             (252)           (1.45)
base rate scenario                    17,452               --               --
100 basis point decline               17,590              138             0.79
200 basis point decline               17,865              413             2.36

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

The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no pending litigation to which it is a party will have a material adverse effect on its liquidity, financial condition, or results of operations

Item 4.  Submission Of Matters To A Vote Of Security Holders

          a) The Company's annual meeting of Stockholders was held on June 20, 2000.

          b) The election of the following individuals as Directors for the term of three years each.

                   Name                               For              Against
                Neil Blakeman                        3,113,414         184,138
                R.G. (Gary) Kilkenny                 3,134,959         162,593

          c)   Other Matters

                    a. The proposal to increase the number of shares reserved for issuance under the 1999 Stock Incentive Plan from 70,000 shares to 470,000 shares

                  For                 Against       Abstain     Not Voted
                  2,630,903           346,808       35,056      284,984


                    b. The appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2000.

                  For                  Against                    Abstain
                  3,208,157            87,920                     1,475,000

         d)  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

Exhibit  Description
No.
2.1 Acquisition Agreement and Plan of Merger dated October 1, 1999 among Team Financial, Inc., Team Financial Acquisition Subsidiary, Inc., and ComBankshares, Inc. (2)

3.1      Restated and Amended Articles of Incorporation of Team Financial, Inc.
         (1).

3.2      Amended Bylaws of Team Financial, Inc. (1)

4.1      Specimen common stock certificates (1)

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

27       Financial Data Schedule (3)

                                   SIGNATURES




             Pursuant to the requirements of The Securities Exchange
                Act of 1934, the registrant has duly caused this
                               report to be signed
           on its behalf by the undersigned thereunto duly authorized.





Date:    August 9, 2000           By:      /s/  Robert J. Weathebie
                                           ------------------------
                                           Robert J. Weatherbie
                                           Chairman
                                           Chief Executive Officer



Date:    August 9, 2000           By:      /s/  Michael L. Gibson
                                           ------------------------
                                           President - Acquisitions/
                                           Investments
                                           Chief Financial Officer