Form 10-Q
period 2000-09-30
TEAM FINANCIAL INC /KS
filed 2000-11-14
CIK 1082484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

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

There were 3,844,040 shares of the Registrant's common stock, no par value, outstanding as of November 9, 2000.

PART I.  FINANCIAL INFORMATION                                       PAGE

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Statements of Financial Condition as of
         September 30, 2000 and December 31, 1999                      3

         Consolidated Statements of Operations for the Three and
         Nine Months Ended September 30, 2000 and 1999                 4

         Consolidated Statements of Comprehensive Income
         for the Three and Nine Months Ended September 30, 2000
         and 1999                                                      5

         Consolidated Statements of Changes In Stockholders'
         Equity For the Nine Months Ended September 30, 2000           6

         Consolidated Statements of Cash Flows For the
         Nine Months Ended September 30, 2000 and 1999                 7

         Notes To Consolidated Financial Statements                    8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 9 - 19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK     20


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                             21

Item 6.  Exhibits And Reports On Form 8-K                              21 - 22

SIGNATURE PAGE                                                         23

                  TEAM FINANCIAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              (IN THOUSANDS)
                                (UNAUDITED)


                                                                                September 30,        December 31,
                                                                                         2000                1999
                                                                                -------------        ------------
 ASSETS
 Cash and due from banks                                                         $     12,826        $     17,458
 Federal funds sold and interest bearing bank deposits                                  7,153               5,049
                                                                                 ------------         -----------
        Cash and cash equivalents                                                      19,979              22,507
                                                                                 ------------         -----------
 Investment securities
     Available for sale, at estimated fair value (amortized cost of $140,414 and
        $139,618 at September 30, 2000 and December 31, 1999,                         138,143             136,901
     Held to maturity, at cost (estimated fair value of $24,700 and
        $25,135 at September 30, 2000 and December 31, 1999, respectively)             24,810              25,630
                                                                                 ------------         -----------
        Total investment securities                                                   162,953             162,531
                                                                                 ------------         -----------
 Loans receivable, net of unearned fees                                               329,283             309,255
 Allowance for loan and lease losses                                                   (3,956)             (3,320)
                                                                                 ------------         -----------
        Net loans receivable                                                          325,327             305,935
                                                                                 ------------         -----------
 Accrued interest receivable                                                            5,660               4,911
 Premises and equipment, net                                                           10,082               9,770
 Assets acquired through foreclosure                                                      531                 792
 Goodwill, net of accumulated amortization                                             11,099               9,263
 Other assets                                                                           3,389               2,496
                                                                                 ------------         -----------
        Total assets                                                             $    539,020        $    518,205
                                                                                 ------------         -----------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits:
     Checking deposits                                                           $    118,556        $    124,415
     Savings deposits                                                                  23,037              22,135
     Money market deposits                                                             44,092              46,889
     Certificates of deposit                                                          249,586             241,677
                                                                                 ------------         -----------
        Total deposits                                                                435,271             435,116
                                                                                 ------------         -----------
 Federal Funds purchased and securities sold
     under agreements to repurchase                                                    12,399               9,227
 Federal Home Loan Bank Advances                                                       34,504              24,055
 Notes payable                                                                         14,350               9,924
 Accrued expenses and other liabilities                                                 5,021               2,314
                                                                                 ------------         -----------
     Total liabilities                                                                501,545             480,636
                                                                                 ------------         -----------
 Stockholders' Equity:
 Preferred stock, no par value, 10,000,000 shares authorized, no shares issued           --                  --
 Common stock, no par value, 50,000,000 shares authorized; 4,163,545 and
     4,157,053 shares issued; 3,856,040 and 4,130,048 shares outstanding at
     September 30, 2000 and December 31, 1999                                          25,324              25,268
 Capital surplus                                                                          122                 122
 Retained Earnings                                                                     16,159              14,356
 Treasury stock, 307,505 and 27,005 shares of common stock at cost
     at September 30, 2000 and December 31, 1999 respectively                          (2,655)               (187)
 Accumulated other comprehensive income (loss)                                         (1,475)             (1,990)
                                                                                 ------------         -----------
     Total stockholders' equity                                                        37,475              37,569
                                                                                 ------------         -----------
     Total liabilities and stockholders' equity                                  $    539,020        $    518,205
                                                                                 ------------         -----------


 SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       TEAM FINANCIAL, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS
    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                     (UNAUDITED)


                                                          Three Months Ended           Nine Months Ended
                                                             September 30                September 30
                                                        --------------------        --------------------
                                                             2000       1999             2000       1999
                                                        ---------  ---------        ---------  ---------
 INTEREST INCOME:
 Interest and fees on loans                                 7,675     $5,966          $21,999    $17,343
 Taxable investment securities                              2,408      1,938            7,184      5,404
 Nontaxable investment securities                             272        297              799        886
 Other                                                         28         75              202        400
                                                        ---------  ---------        ---------  ---------
     Total interest income                                 10,383      8,276           30,184     24,033
                                                        ---------  ---------        ---------  ---------
 INTEREST EXPENSE:
 Deposits
     Checking deposits                                        542        468            1,628      1,385
     Savings deposits                                         147        136              443        403
     Money market deposits                                    423        417            1,244      1,059
     Certificates of deposit                                3,667      2,630           10,523      8,009
 Federal funds purchased and securities sold
     under agreements to repurchase                           152        115              453        262
 FHLB advances payable                                        507        131            1,260        583
 Notes payable                                                313        302              814        553
                                                        ---------  ---------        ---------  ---------
     Total interest expense                                 5,751      4,199           16,365     12,254
                                                        ---------  ---------        ---------  ---------
     Net interest income before provision for loan          4,632      4,077           13,819     11,779
 Provision for loan losses                                    404        291              792        677
                                                        ---------  ---------        ---------  ---------
     Net interest income after provision for loan           4,228      3,786           13,027     11,102
                                                        ---------  ---------        ---------  ---------
 OTHER INCOME:
 Service charges                                              935        618            2,493      1,749
 Trust fees                                                   136        156              421        451
 Gain on sales of mortgage loans                              177         73              357        377
 Gain (loss) on sales of investment securities                (79)         1              (85)         1
 Other                                                        396        315            1,074        902
                                                        ---------  ---------        ---------  ---------
     Total other income                                     1,565      1,163            4,260      3,480
                                                        ---------  ---------        ---------  ---------
 OTHER EXPENSES:
 Salaries and employee benefits                             2,327      1,900            6,922      5,611
 Occupancy and equipment                                      539        460            1,582      1,336
 Data processing                                              441        386            1,398      1,081
 Professional fees                                            331        142              687        428
 Marketing                                                     42         40              186        155
 Supplies                                                      84         57              231        194
 Goodwill amortization                                        185        109              532        328
 Conversion                                                   859        669            2,306      1,971
                                                        ---------  ---------        ---------  ---------
     Total other expenses                                   4,808      3,913           13,906     11,254
                                                        ---------  ---------        ---------  ---------
     Income before income taxes                               985      1,036            3,381      3,328
 Income taxes                                                 285        242              994        948
                                                        ---------  ---------        ---------  ---------
     Net income                                         $     700   $    794         $  2,387   $  2,380
                                                        ---------  ---------        ---------  ---------
 Shares applicable to basic and diluted income per
    share                                               3,874,436  3,827,346        3,936,625  3,221,818
 Basic and diluted income per share                     $    0.18  $    0.21        $    0.61  $    0.74
                                                        ---------  ---------        ---------  ---------


 SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         (IN THOUSANDS)
                          (UNAUDITED)

                                                                         Three Months Ended           Nine Months Ended
                                                                            September 30                September 30
                                                                       --------------------        --------------------
                                                                            2000       1999             2000       1999
                                                                       ---------  ---------        ---------  ---------
Net Income                                                            $     700  $     794        $   2,387  $   2,380

Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on investment securities
      available for sale net of tax of $447 and $(326) for
      the three months ended September 30, 2000 and
      September 30, 1999, respectively; and net of tax
      of $(69) and $(891) for the nine months ended
      September 30, 2000 and September 30, 1999 respectively                 761       (534)             455     (1,456)

    Reclassification adjustment for gains (losses) included
      in net income net of  tax of $23 and $0 for the three
      months ended September 30, 2000 and September 30, 1999,
      respectively; and net of tax of $25 and $0 for the nine
      months ended September 30, 2000 and September 30,
      1999 respectively                                                       56         (1)              60         (1)
                                                                       ---------  ---------        ---------  ---------
      Other comprehensive income (loss)                                      817       (535)             515     (1,457)
                                                                       ---------  ---------        ---------  ---------
      Comprehensive income                                             $   1,517  $     259        $   2,902  $     923
                                                                       ---------  ---------        ---------  ---------


 SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      TEAM FINANCIAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                                ACCUMULATED
                                                         ADDITIONAL                                    OTHER           TOTAL
                                              COMMON        PAID-IN     RETAINED   TREASURY    COMPREHENSIVE   STOCKHOLDERS'
                                               STOCK        CAPITAL     EARNINGS      STOCK    INCOME (LOSS)          EQUITY
                                            --------     ----------    ---------   --------    -------------   -------------
BALANCE, December 31, 1999                   $25,268      $     122    $  14,356    $  (187)    $   (1,990)      $    37,569
Repurchase shares of common stock (280,500)                                          (2,468)                          (2,468)
Common stock issued in connection with
     compensation plans (6,492 shares)            56                                                                      56
Net Income                                                                 2,387                                       2,387
Dividends ($0.15 per share)                                                 (584)                                       (584)
Other comprehensive income (loss)                                                                      515               515
                                            --------     ----------    ---------   --------    -------------   -------------
BALANCE, September 30, 2000                  $25,324      $     122    $  16,159    $(2,655)     $  (1,475)      $    37,475
                                            ========     ==========    =========   ========    =============   =============


 SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            TEAM FINANCIAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)
                                         (UNAUDITED)


                                                                              NINE MONTHS ENDED
                                                                             2000           1999
                                                                          ----------     ----------
Cash flows from operating activities:
    Net income                                                            $    2,387     $   2,380
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Provision for loan losses                                                792           677
        Depreciation and amortization                                          1,339         1,836
        Net loss (gain) on sales of investment securities                         85            (1)
        Net gain on sales of mortgage loans                                     (357)         (377)
        Net loss on sales of assets acquired through
           foreclosure                                                            15           (14)
        Proceeds from sale of mortgage loans                                  11,703        33,215
        Origination of mortgage loans for sale                               (11,879)      (29,185)
        Net increase in other assets                                          (1,842)       (2,385)
        Net increase in accrued expenses and other liabilities                 2,637         1,141
                                                                          ----------     ----------
             Net cash provided by operating activities                         4,880         7,287
                                                                          ----------     ----------
Cash flows from investing activities:
    Net increase in loans                                                     (6,652)      (23,579)
    Proceeds from sale of investment securities available-for-sal             15,708         1,157
    Proceeds from maturities and principal reductions of
      investment securities available-for-sale                                 9,049        41,694
    Purchases of investment securities available-for-sale                    (18,266)      (51,234)
    Proceeds from maturities and principal reductions of
      investment securities held-to-maturity                                   1,190         6,520
    Purchases of investment securities held-to-maturity                         (413)       (8,790)
    Purchase of premises and equipment, net of sales                            (616)       (1,550)
    Proceeds from sales or payments on assets acquired through
      foreclosure                                                                570            27
    Cash paid for acquisitions, net of cash received                          (2,731)         --
                                                                          ----------     ----------
             Net cash used in investing activities                            (2,161)      (35,755)
                                                                          ----------     ----------
Cash flows from financing activities:
    Net decrease in deposits                                                 (18,135)       (8,733)
    Net increase in federal funds purchased and
      securities sold under agreement to repurchase                            3,022         8,751
    Payments on Federal Home Loan Bank advances                              (11,051)       (8,050)
    Proceeds from Federal Home Loan Bank advances                             19,500        19,000
    Payments on notes payable                                                 (1,524)       (7,500)
    Proceeds of notes payable                                                  5,950          --
    Common stock issued                                                           56         8,330
    Purchase of treasury stock                                                (2,468)         --
    Dividends paid on common stock                                              (597)         (529)
                                                                          ----------     ----------
             Net cash used financing activities                               (5,247)       11,269
                                                                          ----------     ----------
             Net change in cash and cash equivalents                          (2,528)      (17,199)

Cash and cash equivalents at beginning of the period                          22,507        31,899
                                                                          ----------     ----------
Cash and cash equivalents at end of the period                             $  19,979     $  14,700
                                                                          ==========     ==========


 SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

TEAM FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE1:  BASIS OF PRESENTATION

The accompanying consolidated financial statements of Team Financial, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial condition and results of operations required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. The consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The interim consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. The December 31, 1999 statement of financial condition has been derived from the audited consolidated financial statements as of that date. The results of the interim period ended September 30, 2000 is not necessarily indicative of the results expected for the year ending December 31, 2000.

NOTE 2:  EARNINGS PER COMMON SHARE

Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented, less any unallocated ESOP shares. For the period presented, there were no dilutive potential common shares outstanding.

NOTE 3:  STOCK REPURCHASE PROGRAM

The Board of Directors approved a stock repurchase program in February 2000, authorizing the repurchase of up to 300,000 shares of the Company's common stock. As of September 30, 2000, the Company had repurchased 280,500 shares of its common stock under the program at an average price of $8.79 per share.

NOTE 4:  DIVIDEND DECLARED

On September 26, 2000, the Company declared a quarterly dividend of $0.05 per share to all shareholders of record on September 30, 2000, payable October 20, 2000.

NOTE 5:  ACQUISITIONS

On March 24, 2000, the Company acquired Fort Calhoun Investment Co., and its subsidiary Fort Calhoun State Bank with total assets of approximately $22 million, for $3.5 million in cash. The acquisition was financed through a $3.5 million advance from the Company's $15 million line of credit with interest floating at 1.75% over the one month LIBOR. The acquisition was recorded using the purchase accounting method, generating $2.4 million in goodwill to be amortized over the next 20 years. The results of operations of Fort Calhoun are included in the Company's interim financial statements from the date of acquisition.

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

Team Financial, Inc. (the "Company") is a multi-bank holding company incorporated in the State of Kansas. The Company offers full service community banking and financial services through 20 locations in the Kansas City metropolitan area, southeastern Kansas, western Missouri, and the Omaha, Nebraska metropolitan area. The Company's presence in Kansas consists of seven locations in the Kansas City metro area, which includes the high growth market of Johnson County, three locations in southeast Kansas and two locations along the I-70 corridor. The Company operates three locations in western Missouri, and five in the high growth metropolitan area of Omaha, Nebraska. The Company's growth over recent years has been achieved primarily through purchases of branches of large banks and through acquisitions of community banks. Additional asset growth has occurred through internal growth at existing banks as well as from opening three new branches. The Company's stock is listed on the Nasdaq National Market ("NASDAQ") under the symbol "TFIN".

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

The Company's results of operation depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The Company's operations are also affected by non-interest income, such as service charges, loan fees, and gains and losses from the sale of newly originated mortgage loans. The Company's principal operating expenses, aside from interest expense, consist of salaries and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

FINANCIAL CONDITION

Total assets of the Company at September 30, 2000 were $539.0 million compared to $518.2 million at December 31, 1999. The increase of $20.8 million was primarily due to an increase in loans receivable of $20.0 million. The first quarter acquisition of Fort Calhoun Investment Co. contributed $13.5 million of the increase in loans receivable.

INVESTMENT SECURITIES: Investment securities available for sale and held to maturity increased $422,000, or 0.3%, to $163.0 million. Investment securities represented 30.2% of total assets at September 30, 2000 versus 31.4% of total assets at December 31, 1999. The increase in investment securities from December 31, 1999 was the result of $7.3 million in additional investment securities from the Fort Calhoun Investment Co. acquisition. Excluding the acquisition, investment securities decreased $6.9 million from December 31, 1999. The Company redirected the proceeds from the decrease in investment securities to fund loans receivable.

During the quarter ended September 30, 2000, the Company sold $11.0 million in lower yielding investment securities and subsequently purchased $11.0 million in higher yielding investment securities, as the Company restructured a portion of its investment portfolio to enhance the yield on the portfolio and improve its interest rate sensitivity. The Company recorded a loss on the sale of investment securities of $79,000, versus a gain of $1,000 for the third quarter of 1999.

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

LOANS RECEIVABLE: Loans receivable increased 6.5%, to $329.3 million at September 30, 2000 compared to $309.3 million at December 31, 1999. Internal loan growth accounted for 32.7%, or $6.5 million of the $20.0 million increase. This internal growth was primarily comprised of loans secured by real estate including approximately $6.8 million in commercial real estate and $3.1 million of one to four family mortgages. The remaining $13.5 million can be attributed to the first quarter acquisition of Fort Calhoun Investment Co., of which 81% were comprised of loans secured by real estate.

The substantial majority of the Company's residential mortgage loan production is underwritten in compliance with the requirements for sale to or conversion to mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA), or the Government National Mortgage Association (GNMA). The Company will typically sell fixed rate mortgage loans to permanent investors and retain the servicing rights at the Company's discretion. The majority of the Company's commercial loans include loans to service, retail, wholesale, and light manufacturing businesses. These loans are made at rates based on the prevailing national prime interest rate, as well as fixed rates for terms generally ranging from three to five years. Installment loans include automobile, residential, credit card, and other personal loans. The majority of the installment loans are loans with fixed interest rates.

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

The following table summarizes the Company's non-performing assets:


                                                       SEPTEMBER 30, DECEMBER 31,
                                                           2000          1999
                                                        (UNAUDITED)
                                                       ------------- ------------
Non-performing assets:                                  (Dollars In Thousands)
    Non-accrual loans
      Real estate loans                                 $       799     $    445
      Commercial and industrial                               1,110        1,043
      Installment loans                                         491          298
      Lease financing receivables                                67            6
                                                       ------------- ------------
        Total Non-accrual loans                               2,467        1,792
                                                       ------------- ------------

    Loans past due 90 days or more still accruing
      Real estate loans                                 $       369      $   292
      Commercial and industrial                                 716          292
      Installment loans                                          50           37
                                                       ------------- ------------
        Total past due 90 days or more still accruing         1,135          621
                                                       ------------- ------------
    Total non-performing loans                                3,602        2,413
    Assets acquired through foreclosure                         531          792
                                                       ------------- ------------
        Total non-performing assets                     $     4,133     $  3,205
                                                       ============= ============
    Non-performing loans to total loans                        1.09%        0.78%

    Non-performing assets to total assets                      0.77%        0.62%



Non-performing assets totaled $4.1 million at September 30, 2000 increasing $928,000 from December 31, 1999. The increase in non-performing assets was due to the increase in non-performing loans of $1.2 million net of a decrease in other real estate owned of $261,000. The increase in non-performing loans was essentially generated from a $926,000 increase in non-performing loans resulting from three large credits occurring at the bank the Company acquired in the fourth quarter of 1999, and a $300,000 increase related to a bankruptcy. Management does not believe the increase in non-performing loans for the quarter is evidence of an unfavorable trend in loan quality, as the non-performing loans were concentrated at one of the Company's recent acquisitions. As of September 30, 2000, there were no significant loans excluded from non-performing loans set forth above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming non-performing.

ALLOWANCE FOR LOAN AND LEASE LOSSES: Management maintains its allowance for loan and lease losses based on industry standards, historical experience, and an evaluation of economic conditions. The Company regularly reviews delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for probable loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectibility is considered questionable.

The allowance for loan and lease losses increased to 1.20% of total loans at September 30, 2000, up from 1.05% at September 30, 1999. The increase in allowance for loan and lease losses partially resulted from the additional $353,000 in reserves from the first quarter acquisition of Fort Calhoun Investment Co. Also contributing to the increase was $792,000 in provision for loan losses for the nine months ended September 30, 2000 compared to $677,000 for the corresponding period in 1999. The $115,000 increase in provision for loan losses for the period ended September 30, 2000 over the period ended September 30, 1999 was recorded in response to the additional risk associated with an increase in loans receivable and non-performing loans for September 30, 2000 versus the same period in 1999. Loans receivable increased $53.0 million or 19% to $329.3 million at the end of the third quarter of 2000, compared to $276.2 million a year ago. Non-performing loans increased $812,000 to $3,602,000 or 1.09% of total loans at September 30, 2000, from $2,790,000 or 1.01% of total loans at September 30, 1999.

The Company also experienced year to date net charge-offs of $509,000, or 0.15% of total loans, for the nine months ended September 30, 2000 versus $326,000, or 0.12% of total loans, for the corresponding period in 1999. The 0.15% net charge-offs as a percent of total loans for the period ended September 30, 2000 remains below historical levels averaging 0.22% annually over the past three years.

The following table summarizes the Company's allowance for loan and lease losses:

                                               Nine Months Ended September 30,
                                                     2000                 1999
                                               (Unaudited)          (Unaudited)
                                               -----------          -----------
                                                     (Dollars In Thousands)
Balance, beginning of period                   $     3,320          $     2,541
Provision for estimated loan losses                    792                  677
Charge-offs                                           (671)                (488)
Recoveries                                             162                  162
Allowance of acquired banks                            353                  --
                                               -----------          -----------
Balance, end of period                         $     3,956          $     2,892
                                               ===========          ===========
Allowance for loan and lease losses
      as a percent of total loans                  1.20%              1.05%

Allowance for loan and lease losses
      as a percent of non performing loans       109.83%            103.66%

Net charge-offs as a percent of total loans        0.15%              0.12%

LIABILITIES: Total liabilities were $501.5 million at September 30, 2000, an increase of $20.9 million from $480.6 million at December 31, 1999. The increase is largely related to the first quarter acquisition of Fort Calhoun Investment Co.

DEPOSITS: Total deposits increased $155,000 from December 31, 1999, to a balance at September 30, 2000 of $435.3 million. Net of the first quarter acquisition of Fort Calhoun Investment Co., total deposits decreased $18.1 million. The decrease in deposits net of the acquisition was related to a decrease in checking deposits of $10.4 million, money market deposits of $6.9 million, and certificates of deposit of $1.3 million. The decrease in checking deposits net of the acquisition was related to a cyclical decrease in semi annual tax deposits received from municipal organizations during December and June of each year. The decrease in money market deposits net of the acquisition was attributed to the roll-off of a large deposit related to a customer's trust that was temporarily deposited into a bank money market account until disbursed.

FEDERAL HOME LOAN BANK ADVANCES: Federal Home Loan Bank advances increased $10.4 million to a balance of $34.5 million at September 30, 2000. The increase was due to additional short-term 90-day borrowings of $4.0 million, $4.5 million in borrowings greater than one year, and $2.0 million in advances from the acquisition during the first quarter. The Company used the proceeds from the advances to offset the decrease in deposits.

NOTES PAYABLE: Notes Payable increased $4.4 million from December 31, 1999 to a balance of $14.4 million at September 30, 2000. Contributing to the increase was $2.5 million in borrowings to finance the repurchase of the Company's stock under the repurchase program approved by the Board of Directors in February of 2000. Also contributing to the increase in notes payable was $3.5 million in borrowings to finance the first quarter acquisition of Fort Calhoun Investment Company. The notes payable primarily consist of a $4.6 million term note and $9.1 million borrowed against a $15.0 million line of credit, both of which float at 1.75% over one month LIBOR.

EQUITY: The Company's Board of Directors approved a stock repurchase program in February 2000 authorizing the repurchase of up to 300,000 shares of the Company's common stock. As of September 30, 2000 the Company had repurchased 280,500 under the program at an average price of $8.79 per share.

REGULATORY CAPITAL: The Company is subject to regulatory capital requirements administered by Federal Reserve, the Federal Deposit Insurance Corporation, and the Comptroller of the Currency. Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions. As of September 30, 2000, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis. The Company's ratios at September 30, 2000 were as follows:

                                             At September 30, 2000
                                         ----------------------------
Ratio                                    ACTUAL      MINIMUM REQUIRED
-------------------------------------    -----       ----------------
Total capital to risk weighted assets     9.29%                 8.00%
Core capital to risk weighted assets      8.13%                 4.00%
Core capital to average assets            5.32%                 4.00%

LIQUIDITY

The Company continuously forecasts and manages its liquidity in order to satisfy cash flow requirements of depositors and borrowers and allow the Company to meet its own cash flow needs. The Company has developed internal and external sources of liquidity to meet its continued growth needs. These include, but are not limited to, the ability to raise deposits through branch promotional campaigns, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank. The Company's most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At September 30, 2000 and December 31, 1999 these liquid assets totaled $158.1 million and $159.4 million, respectively. Management believes the Company's sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income before provision for loan losses for the three and nine months ended September 30, 2000 totaled $4.6 million and $13.8 million, respectively, compared to $4.1 million and $11.8 million for the same periods in 1999. The respective increases of $555,000 and $2.0 million are primarily due to the interest income from the $20.0 million increase in loans receivable from September 30, 1999 to September 30, 2000, as well as from the acquisition of ComBankshares, Inc. during the fourth quarter of 1999 and Fort Calhoun Investment Company during the first quarter of 2000.

Despite the increase in net interest income for the three and nine months ended September 30, 2000 over the same periods one year ago, the Company's net interest margin as a percent of average earning assets decreased. For the three months ended September 30, 2000, net interest margin decreased to 3.91% from 3.99% for the three months ended September 30, 1999. During this same time period average earning assets increased $63.3 million from $426.0 million to $489.3 million. For the first nine months of 2000, net interest margin decreased to 3.91% from 3.95% for the first nine months of 1999, with the corresponding increase in average earning assets of $76.1 million from $413.8 million to $489.9.

The decrease in net interest margin can be attributed to the addition of $6.5 million of additional borrowings related to the Company's acquisitions and $2.5 million of additional borrowings relating to the Company's stock buyback. The interest rate on both of those borrowings floats at 1.75% over one-month LIBOR.

The Company's interest rate spread, which is the yield on interest earning assets less the cost of interest paying liabilities, increased 7 basis points from 3.39% for the quarter ended September 30, 1999 to 3.46% for the quarter ended September 30, 2000. For the corresponding nine months ended September 30, 2000 versus September 30, 1999, the Company's interest rate spread decreased 1 basis point from 3.48% for 1999 to 3.47% for 2000.

The following tables present certain information relating to net interest income for the three and nine months ended September 30, 2000 and 1999. The average rates and costs are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown.


                                                Three Months Ended September 30, 2000  Three Months Ended September 30, 1999
                                                -------------------------------------  -------------------------------------
                                                    AVERAGE                   AVERAGE      AVERAGE                   AVERAGE
                                                    BALANCE      INTEREST        RATE      BALANCE      INTEREST        RATE
                                                -----------  ------------  ----------  -----------  ------------  ----------
                                                            (In Thousands)                         (In Thousands)
INTEREST EARNING ASSETS:
  Loans receivable, net (1) (2) (3)             $   322,674  $      7,675        9.46% $   269,086  $      5,966        8.80%
  Investment securities-taxable                     138,950         2,408        6.89%     120,480         1,938        6.38%
  Investment securities-nontaxable (4)               22,902           445        7.73%      25,091           456        7.21%
  Federal funds sold and interest-bearing
     deposits                                         4,725            28        2.36%      11,314            75        2.63%
                                                -----------  ------------  ----------  -----------  ------------  ----------
    Total interest earning assets               $   489,251        10,556        8.58% $   425,971         8,435        7.86%
                                                -----------  ------------  ----------  -----------  ------------  ----------
INTEREST BEARING LIABILITIES:
  Savings deposits and interest bearing
    checking                                    $   147,300  $      1,112        3.00% $   133,406         1,021        3.04%
  Time deposits                                     246,474         3,667        5.92%     201,373         2,630        5.18%
  Federal funds purchased and securities sold
    under agreements to repurchase                    9,374           152        6.45%      10,586           115        4.31%
  Notes Payable and Federal Home Loan
     Bank Advances                                   43,313           820        7.53%      27,648           433        6.21%
                                                -----------  ------------  ----------  -----------  ------------  ----------
    Total interest bearing liabilities           $  446,461         5,751        5.13% $   373,013         4,199        4.47%
                                                -----------  ------------  ----------  -----------  ------------  ----------

Net interest income (tax equivalent)                         $      4,805                           $      4,236
                                                             ------------                           ------------
Interest rate spread                                                             3.46%                                  3.39%
Net interest earning assets                     $    42,790                            $    52,958
                                                -----------                            -----------                ----------
Net interest margin                                                              3.91%                                  3.99%
                                                                          -----------                             ----------
Ratio of average interest earning assets
     to average interest bearning liabilites         109.58%                                114.20%
                                                -----------                             -----------


     (1) Loans are net of deferred loan fees.
     (2) Non-accruing loans are included in the computation of average balances.
     (3) The Company includes loan fees in interest income. These fees for the three months ended September 30, 2000 and 1999 were $203,000 and $207,000, respectively.
     (4) Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the three months ended September 30, 2000 and 1999 were $173,000 and $159,000, respectively.


                                                Nine Months Ended September 30, 2000   Nine Months Ended September 30, 1999
                                                -------------------------------------  -------------------------------------
                                                    AVERAGE                   AVERAGE      AVERAGE                   AVERAGE
                                                    BALANCE      INTEREST        RATE      BALANCE      INTEREST        RATE
                                                -----------  ------------  ----------  -----------  ------------  ----------
                                                            (In Thousands)                         (In Thousands)
INTEREST EARNING ASSETS:
  Loans receivable, net (1) (2) (3)             $   321,406  $     21,999        9.14% $   259,136  $     17,343        8.95%
  Investment securities-taxable                     140,061         7,184        6.85%     114,940         5,404        6.29%
  Investment securities-nontaxable (4)               22,929         1,336        7.78%      24,450         1,338        7.32%
  Federal funds sold and interest-bearing
     deposits                                         5,493           202        4.91%      15,317           400        3.49%
                                                -----------  ------------  ----------  -----------  ------------  ----------
     Total interest earning assets              $   489,888        30,721        8.38% $   413,843        24,485        7.91%
                                                -----------  ------------  ----------  -----------  ------------  ----------
INTEREST BEARING LIABILITIES:
  Savings deposits and interest bearing
    checking                                    $   146,799  $      3,315        3.02%     133,855         2,847        2.84%
  Time deposits                                     244,087        10,523        5.76%     203,663         8,009        5.26%
  Federal funds purchased and securities sold
    under agreements to repurchase                   12,382           453        4.89%       7,975           262        4.39%
  Notes Payable and Federal Home Loan
    Bank Advances                                    41,918         2,074        6.61%      24,285         1,136        6.25%
                                                -----------  ------------  ----------  -----------  ------------  ----------
     Total interest bearing liabilities         $   445,186        16,365        4.91% $   369,778        12,254        4.43%
                                                -----------  ------------  ----------  -----------  ------------  ----------
Net interest income (tax equivalent)                         $     14,356                           $     12,231
                                                             ------------                           ------------
Interest rate spread                                                             3.47%                                  3.48%
                                                -----------                ----------                             ----------
Net interest earning assets                     $    44,702                             $   44,065
                                                -----------                            -----------
Net interest margin (4)                                                          3.91%                                  3.95%
                                                                           ----------                             ----------
Ratio of average interest earning assets
     to average interest bearning liabilites         110.04%                                111.92%
                                                -----------                            -----------


(1)  Loans are net of deferred loan fees.

(2)  Non-accruing loans are included in the computation of average balances.

(3) The Company includes loan fees in interest income. These fees for the nine months ended September 30, 2000 and 1999 were $639,000 and $645,000, respectively.

(4) Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the nine months ended September 30, 2000 and 1999 were $537,000 and $452,000, respectively.

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


                                                          Three Months Ended September 30, 2000
                                                                     Compared To
                                                          Three Months Ended September 30, 1999

                                                               Increase (Decrease) Due To:
                                                          -------------------------------------
                                                                              VOLUME/
                                                          VOLUME       RATE       RATE      NET
                                                          ------     ------     ------   ------
INTEREST INCOME:                                                       (In Thousands)
    Loans receivable, net (1) (2) (3)                     $1,169     $  450     $   90   $1,709
    Investment securities-taxable                            292        154         24      470
    Investment securities-nontaxable (4)                     (40)        32         (3)     (11)
    Federal funds sold and interest-bearing
       deposits                                              (43)        (9)         5      (47)
                                                          ------     ------     ------   ------
TOTAL INTEREST INCOME                                      1,378        627        116    2,121
                                                          ------     ------     ------   ------
INTEREST EXPENSE:
    Savings deposits and interest bearing
      checking                                               104        (12)        (1)      91
    Time deposits                                            580        373         84    1,037
    Federal funds purchased and securities sold
      under agreements to repurchase                         (13)        57         (7)      37
    Notes Payable and Federal Home Loan Bank Advances        243         92         52      387
                                                          ------     ------     ------   ------
TOTAL INTEREST EXPENSE                                       914        510        128    1,552
                                                          ------     ------     ------   ------
NET CHANGE IN NET INTEREST INCOME                         $  464     $  117     $  (12)  $  569
                                                          ======     ======     ======   ======


(1) Loans are net of deferred loan fees.

(2) Non-accruing loans are included in the computation of average balances.

(3) The Company includes loan fees in interest income. These fees for the three months ended September 30, 2000 and 1999 were $203,000 and $207,000, respectively.

(4) Yield is adjusted for the tax effect of tax exempt securities. The tax effcts for the three months ended September 30, 2000 and 1999 were $173,000 and $159,000, respectively.


                                                           Nine Months Ended September 30, 2000
                                                                     Compared To
                                                           Nine Months Ended September 30, 1999

                                                               Increase (Decrease) Due To:
                                                          -------------------------------------
                                                                              VOLUME/
                                                          VOLUME       RATE       RATE      NET
                                                          ------     ------     ------   ------
INTEREST INCOME:                                                       (In Thousands)
    Loans receivable, net (1) (2) (3)                     $4,187     $  378     $   91   $4,656
    Investment securities-taxable                          1,184        490        106    1,780
    Investment securities-nontaxable (4)                     (83)        86         (5)      (2)
    Federal funds sold and interest-bearing
       deposits                                             (257)       163       (104)    (198)
                                                          ------     ------     ------   ------
TOTAL INTEREST INCOME                                      5,031      1,117         88    6,236
                                                          ------     ------     ------   ------
INTEREST EXPENSE:
    Savings deposits and interest bearing
      checking                                               279        172         17      468
    Time deposits                                          1,594        768        152    2,514
    Federal funds purchased and securities sold
      under agreements to repurchase                         145         30         16      191
    Notes Payable and Federal Home Loan Bank Advances        826         65         47      938
                                                          ------     ------     ------   ------
TOTAL INTEREST EXPENSE                                     2,844      1,035        232    4,111
                                                          ------     ------     ------   ------
NET CHANGE IN NET INTEREST INCOME                         $2,187     $   82     $ (144)  $2,125
                                                          ======     ======     ======   ======


(1)  Loans are net of deferred loan fees.
(2)  Non-accruing loans are included in the computation of average balances.
(3) The Company includes loan fees in interest income. These fees for the nine months ended September 30, 2000 and 1999 were $639,000 and $645,000, respectively.
(4) Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the nine months ended September 30, 2000 and 1999 were $537,000 and $452,000, respectively.

OTHER INCOME

Non-interest income for the three months ended September 30, 2000 was $1.6 million an increase of $402,000, or 35%, over the same three-month period ended September 30, 1999. For the nine months ended September 30, 2000 non-interest income increased $780,000 to $4.3 million versus $3.5 million for the same period the prior fiscal year. The increase in non-interest income is primarily due to increases experienced as a result of the acquisitions of ComBankshares, Inc. and Fort Calhoun Investment Co. as well as an increase in service charge revenue.

Service charge revenue increased $317,000 or 51% to $935,000 for the three months ended September 30, 2000 compared to $618,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 service charge revenue increased $744,000 to $2.5 million over $1.7 million for the first nine months of the prior fiscal year. Results of the Company's recent acquisitions accounted for $108,000 and $224,000 of this increase for the respective three and nine months ended September 30, 2000. The remaining increase of service charge revenue of $209,000 and $520,000 respectively for the three and nine month periods of the current fiscal year, was primarily generated by a additional fee based services offered on deposit accounts the Company introduced in February of 2000 along with an enhanced control over fee waivers.

Offsetting the increase in non-interest income for the nine months ended September 30, 2000 was a decrease in the gain on sale of mortgage loans of $20,000 to $357,000 from $377,000 for the nine months ended September 30, 1999. Net of the results from the Company's recent acquisitions, the gain on sale of mortgage loans decreased $155,000. The decrease was the result of higher interest rates, which led to an increase in the origination of variable rate residential one to four family mortgages versus the origination of fixed rate residential one to four family mortgages, as consumers opted for variable rate loans in conjunction with the increase in mortgage interest rates. The Company's general practice is to sell fixed rate residential one to four family mortgages with servicing rights retained, and maintain variable rate residential mortgages in the Company's loan portfolio. Therefore, the Company originated more residential one to four family mortgages to be held in its portfolio, and sold fewer loans to the secondary market, reducing gain on the sale of mortgage loans. For future periods, the Company anticipates altering its general practice of holding variable rate residential one to four family mortgages for its loan portfolio to selling some or all of the originations and servicing rights. This should allow the Company to price one to four family residential mortgage loans more competitively, produce greater non-interest income, and provide increased flexibility in interest rate risk management.

Non-interest income was also affected for the three and nine months ended by the loss on the sale of investment securities of $79,000 for the three months ended September 30, 2000, versus a gain of $1,000 for the corresponding quarter of 1999. The loss was recorded as the Company sold $11.0 million in lower yielding investment securities and subsequently purchased $11.0 million in higher yielding investment securities as the Company restructured a portion of its investment portfolio to enhance the yield on the portfolio and improve its interest rate sensitivity.

OTHER EXPENSE

Non-interest expense for the three months ended September 30, 2000, was $4.8 million, up $895,000, or 23% over the same three-month period a year ago. For the nine month period ended September 30, 2000, non interest expense was $13.9 million, up $2.7, or 24% over $11.3 million for the nine months ended September 30, 1999.

The increase in non-interest expense is primarily due to the additional operating expenses as a result of the acquisition of ComBankshares, Inc. and Fort Calhoun Investment Co., which accounted for 87% of the total increase for the three months ended September 30, 2000 and 78% of the total increase for the nine months ended September 30, 2000, both compared to the corresponding periods from the prior fiscal year. The integration of the two acquisitions is progressing as planned.

Salaries and benefits expense increased $427,000 for the three months ended September 30, 2000 to $2.3 million compared to $1.9 million for the three months ended in 1999. Additional expenses of $434,000 related to the newly acquired operations. Excluding these newly acquired operations, salaries and benefits expense decreased $7,000. For the nine months ended September 30, 2000 salaries and benefits expense increased $1.3 million to $6.9 million compared to $5.6 million for first nine months of the prior year. The increase of $237,000, exclusive of the newly acquired operations, was attributable to the addition of three full time equivalent employees in conjunction with the Company's internal growth.

Occupancy and equipment expense for the respective three and nine months ended June 30, 2000 was $539,000 and $1.6 million, increasing $79,000 and $246,000 respectively from the same periods the prior fiscal year. The increase is primarily attributable to the operations of the newly acquired entities discussed above.

Data processing fees were $441,000 for the three months ended September 30,2000, an increase of $55,000 over the same period in 1999. For the nine months ended September 30, 2000 data processing fees were $1.4 million, $317,000 above $1.1 million in expense for the nine months of the prior fiscal year. Operations of the Company's two community bank acquisitions contributed $38,000 to this increase for the quarter and $106,000 for the first nine months of the current fiscal year over the related prior periods. Exclusive of the acquisitions the increase for the respective three and nine month periods of 2000 versus the same periods in 1999 was $17,000 and $211,000. The increase exclusive of the acquisitions was due to increased volume from internal growth in conjunction with an annual price increase in the fees charged from the Company's data processing service provider.

Professional fees were $331,000 for the third quarter ended September 30, 2000, an increase of $189,000 from $142,000 for the third quarter ended September 30, 1999. Professional fees for the nine months ended September 30, 2000 were $687,000, an increase of $259,000 over $428,000 for the nine months ended September 30, 1999. The increase in professional fees is attributable to fees related to the modification of the Company's Employee Stock Ownership Plan, fees for consulting based on a percentage of the savings resulting from real estate investment trusts established, and fees related to preliminary analysis regarding with acquisition candidates.

Goodwill amortization increased $76,000 to $185,000 for the quarter ended September 30, 2000, and $204,000 to $532,000 for the nine months ended September 30, 2000, compared to same periods ended September 30, 1999. The increase was a result of the addition of goodwill established by premiums paid on the acquisition of Fort Calhoun Investment Co. in the first quarter of 2000 and the acquisition of ComBankshares, Inc. in the fourth quarter of 1999. The Company's two community bank acquisitions have been accounted for using purchase accounting, which means the excess of the purchase price over the carrying value of the net assets acquired is recorded in the consolidated financial statements as goodwill. Goodwill is amortized over periods ranging from 15 to 20 years. The amortization is a non-cash operating expense, which reduces net income. The balance of the Company's goodwill was $11.1 million as of September 30, 2000.

Other expense for the three months ended September 30, 2000, increased $190,000 to $859,000, up from $669,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, other expense increased $335,000 to $2.3 million, up from $2.0 million for the nine months ended September 30, 1999. The primary increase in other expense is related to the operations of ComBankshares, Inc. and Fort Calhoun Investment Co. which accounted for $93,000 and $305,000 for the respective three and nine months ended September 30, 2000 over the same periods in 1999.

INCOME TAX EXPENSE

The Company recorded income tax expense of $285,000 for the three months ended September 30, 2000, compared to an income tax expense of $242,000 for the quarter ended September 30, 1999. The Company's effective tax rate increased to approximately 28.93% for the three months ended September 30, 2000, up from approximately 23.36% for the three months ended September 30, 1999. Income tax expense for the nine months ended September 30, 2000 was $994,000 compared to $948,000 for the nine months ended September 30, 1999. The Company's effective tax rate increased to approximately 29.40% for the nine months ended September 30, 2000, an increase from approximately 28.49% for the nine months ended September 30, 1999. The Company's effective tax rate is less than the statutory federal rate of 34% due primarily to municipal interest income and the income tax benefit resulting from dividends paid to the ESOP and dividends passed through the ESOP to the ESOP participants. The increase in the effective tax rate for the three and nine months ended September 30, 2000 is primarily attributed to the acquisitions of ComBankshares, Inc. and Fort Calhoun Investment Co. The acquired operations have fewer tax-exempt investment securities and loans increasing taxable income.

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

The following table indicates that at September 30, 2000, if there had been a sudden and sustained increase in prevailing market interest rates, the Company's 2000 interest income would be expected to decrease, while a decrease in rates would indicate an increase in income.

                                 NET INTEREST  (DECREASE)  PERCENT
 Change in Interest Rates              INCOME    INCREASE   CHANGE
-----------------------------    ------------  ----------  -------
                                       (Dollars In Thousands)
 200 basis point rise              $   16,980  $     (647)   (3.67)%
 100 basis point rise                  17,269        (358)   (2.03)
 base rate scenario                    17,627         --       --
 100 basis point decline               17,787         160     0.91
 200 basis point decline               18,031         404     2.29

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no pending litigation to which it is a party will have a material adverse effect on its liquidity, financial condition, or results of operations.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       EXHIBITS

EXHIBIT NO.       DESCRIPTION

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

10.8 The following documents regarding the loan agreement between Team Financial, Inc., Team Financial, Inc. Employee Stock Ownership Plan and Commerce Bank all of which are dated August 21, 1997, unless otherwise noted: (i) Term Loan Agreement and Amendment One to Term Loan Agreement dated October 31, 1997; (ii) Term Note in the principal amount of $247,000; (iii) Collateral Assignment; (iv) ESOP Note (and Pledge Agreement) in the amount of $247,000; and (v) Lending Agreement. (1)

10.9 The following documents regarding the loan agreement between Team Financial, Inc., Team Financial, Inc. Employee Stock Ownership Plan and Commerce Bank all of which are dated August 30, 1997, unless otherwise noted: (i) Term Loan Agreement and Amendment One to Term Loan Agreement dated
                                       21

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

10.12    Team Financial, Inc. 1999 Stock Incentive Plan. (1)

10.13 Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)

10.14    Team Financial, Inc. - Employee Stock Purchase Plan. (1)

10.15 Loan agreement between Team Financial, Inc and Mercantile Bank dated December 3, 1999 (filed

11.1 Statement regarding Computation of per share earnings - see consolidated financial statements (3)

27       Financial Data Schedule (3)

(1) Filed with Registration Statement on Form S-1, as amended, (registration Statement No. 333-76163) and incorporated herein by reference.

(2) Filed with the amended Form 8-K dated December 30, 1999 and incorporated herein by reference.

(3)      Filed herewith

(b)      Reports on Form 8-K Filed

         None

                                   SIGNATURES

      Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed
           on its behalf by the undersigned thereunto duly authorized.




Date:    November 9, 2000           By:      /s/  ROBERT J. WEATHEBIE
                                             ------------------------
                                                  Robert J. Weatherbie
                                                  Chairman
                                                  Chief Executive Officer



Date:    November 9, 2000           By:      /s/  MICHAEL L. GIBSON
                                             ----------------------
                                                  President of Investments
                                                  Chief Financial Officer