Form 10-K405
period 2000-12-31
TEAM FINANCIAL INC /KS
filed 2001-03-30
CIK 1082484

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

   Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
                               DECEMBER 31, 2000

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

           Securities registered pursuant to Section 12(g) of the Act:
                           Common stock, no par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   -----  ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)


 The aggregate market value of the voting stock held by "non-affiliates" of the registrant, based on a March 1, 2001 closing price of $8.25 as reported on the
                    NASDAQ National Market, was $16,697,126

  There were 3,931,090 shares of the Registrant's common stock, no par value, outstanding as of March 1, 2001.

                    DOCUMENTS TO BE INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2000, will be incorporated by reference into Part III of this Form 10-K



                                     PART I.

                                                                                                           PAGE

Item 1    Business                                                                                   2

Item 2    Properties                                                                                14

Item 3    Legal Proceedings                                                                         16

Item 4    Submission of Matters to a Vote of Security Holders                                       16

                                     Part II.

Item 5    Market for Registrant's Common Stock and Related Stockholder Matters                      16

Item 6    Selected Financial Data                                                                   17

Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations     18

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk                                33

Item 8    Financial Statements and Supplementary Data                                               35

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures     64

                                    Part III.

Item 10   Directors and Executive Officers of the Registrant                                        64

Item 11   Executive Compensation                                                                    64

Item 12   Security Ownership of Certain Beneficial Owners and Management                            64

Item 13   Certain Relationships and Related Transactions                                            64


                                    Part IV.

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K                           65


Signatures                                                                                          67

PART I

ITEM 1.           BUSINESS

GENERAL DESCRIPTION

Team Financial, Inc. (the "Company") is a multi-bank holding company incorporated in the State of Kansas. Its common stock is listed on the Nasdaq National Market ("NASDAQ") under the symbol "TFIN".

The Company offers full service community banking and financial services through 20 locations in the Kansas City metropolitan area, southeastern Kansas, western Missouri, and the Omaha, Nebraska metropolitan area. The Company's presence in Kansas consists of seven locations in the Kansas City metro area, which includes the high growth market of Johnson County, three locations in southeast Kansas and two locations along the I-70 corridor in central Kansas. The Company operates three locations in western Missouri, and five in the high growth metropolitan area of Omaha, Nebraska.

The Company was formed in 1986 when its founders purchased a one-bank holding company in Paola, Kansas in a leveraged transaction. A majority of the funding for the transaction was obtained through ESOP borrowings, which were guaranteed by the Company. Since 1986 the Company has grown from a one-bank holding company with $85 million in assets to a multibank holding company with $540 million in assets as of December 31, 2000. This growth was achieved primarily through acquisitions of community banks or branches of large banks that were sold to the Company as a result of consolidations. Additional asset growth was achieved through internal growth, as well as the establishment of three new branches during the past five years.

On June 21, 1999, the Company's common stock began trading on NASDAQ upon completion of a public offering in which the Company and the ESOP sold 700,000 and 300,000 shares, respectively of common stock at $11.25 per share. On July 15, 1999, the Company sold an additional 150,000 shares as part of the over allotment option granted to the underwriters in the initial public offering.

The ESOP owned 32.2% of the Company as of December 31, 2000. Management believes that the ESOP reflects the Company's corporate culture that employees are the integral component of a financial institution. Management intends to continue the ESOP, as it is a significant incentive to attract and retain qualified employees.

During the quarter ended March 31, 2000, the Company acquired Fort Calhoun Investment Co., and its subsidiary Fort Calhoun State Bank with total assets of approximately $24.8 million. The acquisition compliments the Company's presence in the Omaha, Nebraska metropolitan area.

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

 The Company's full complement of lending services include:

      o a broad array of residential mortgage products, both fixed and adjustable rate
      o     consumer loans, including home equity lines of credit, auto loans, recreational vehicle, and other secured and unsecured loans
      o     specialized financing programs to support community development
      o     mortgages for multi-family real estate
      o     commercial real estate loans
      o commercial loans to businesses, including revolving lines of credit and term loans
      o     construction lending
      o     agricultural lending

The Company also provides a broad selection of deposit instruments. These include:

      o multiple checking and NOW accounts for both personal and business accounts
      o     various savings accounts, including those for minors
      o     money market accounts
      o     tax qualified deposit accounts such as Individual Retirement
            Accounts
      o     a broad array of certificate of deposit products


The Company also supports its customers by providing services such as:

      o     functioning as a federal tax depository
      o     providing access to merchant bankcard services
      o     supplying various forms of electronic funds transfer
      o     providing debit cards and credit cards
      o     providing telephone banking.

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

The Company has four wholly owned bank subsidiaries. The table below presents information concerning these subsidiaries.

                                  Number of                          Asset Size at
        Name of Bank          Banking Locations   Lending Limit   December 31, 2000
       -------------         ------------------ ---------------  -----------------
                                                            (In Millions)
                                                  --------------------------------
TeamBank, N.A                        14                  $4.3                $375
Paola, Kansas
a national banking
association

Iola Bank and Trust                  1                    1.0                  86
  Company (1)
Iola, Kansas, a Kansas
state charted bank


Fort Calhoun                         2                   0.2                   27
  Savings Bank
Fort Calhoun, Nebraska, a
Nebraska state chartered
bank

Community Bank                       3                   0.6                   54
Prairie Village, Kansas, a
Kansas state chartered
bank


(1) During February 2001, the Company merged Iola Bank and Trust Company into TeamBank, N.A.

MARKET AREA SERVED MARKET AREA SERVED

TEAMBANK, N.A. TeamBank, N.A. has banking locations in Kansas, Missouri, and Nebraska. TeamBank, N.A.'s primary Kansas service area is in Miami County, Kansas. Located in the Kansas City metropolitan area, Miami County adjoins Johnson County, Kansas.

TeamBank, N.A.'s Miami County branches are located in Paola, the county seat of Miami County, and Osawatomie, the second largest city in the county. TeamBank, N.A. also operates a branch in Ottawa, Kansas the county seat of the adjoining Franklin County and in Parsons of Labette County, Kansas. TeamBank, N.A. operates two branches in Johnson County, Kansas. TeamBank, N.A.'s primary Missouri service area is in Barton and Vernon counties, which adjoin each other and are located in the southwest section of Missouri along the Kansas-Missouri border. TeamBank, N.A. also operates three facilities in the Omaha, Nebraska metropolitan area. The primary Nebraska service area is in Douglas and Sarpy Counties.

IOLA BANK AND TRUST COMPANY. The primary Kansas service area of Iola Bank and Trust Company is in Allen County, Kansas.

COMMUNITY BANK. Community Bank has three banking locations in Kansas. Community Bank's two primary service areas are Dickinson County, Kansas along the I-70 corridor, and Johnson County, Kansas.

FORT CALHOUN STATE BANK. Fort Calhoun State Bank has two banking facilities in the Omaha, Nebraska metropolitan area. The primary Nebraska service area is in Washington, Douglas, and Sarpy Counties.

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

In addition, branching opportunities have arisen as a result of divestiture of branches by large national and regional bank holding companies of certain overlapping branches resulting from consolidations. As a result, branch locations have become available from time to time for purchase. The Company completed three branch acquisitions and two bank holding company acquisitions from 1997 through 2000. See note 14 to the Consolidated Financial Statements in
Item 8.

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

BRANCH EXPANSION. Since 1994, the Company has established three new branches. Because of the significant economic growth in the Omaha, Nebraska area, as well as Johnson County, Kansas, over the past several years, management may consider branch expansion in these two areas. However, the Company does not rule out branch expansion in other areas experiencing economic growth.

The Company has considered and intends to consider a variety of criteria when evaluating potential acquisition candidates or branching opportunities. These include:

      o the geographic market location of the potential acquisition target or branch and demographics of the surrounding community;

      o     the financial soundness of a potential acquisition target;

      o opportunities to improve the efficiency and/or asset quality of an acquisition target through merger;

      o the effect of the acquisition on earnings per share and book value. The Company seeks to undertake acquisitions that will be accretive to earnings within 18 months of the acquisition;

      o whether the Company has sufficient management and other resources to integrate or add the operations of the target or branch; and

      o the investment required for, and opportunity costs of, the acquisition or branch.

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

For the most part, the Company's banking customers seek a banking relationship with a service-oriented community banking organization. The Company's operational systems have been designed to facilitate personalized service. Management believes its banking locations have an atmosphere which facilitates personalized services and decision-making, yet are of sufficient financial size with broad product lines to meet customers' needs. Management also believes that economic expansion in the Company's market areas will continue to contribute to internal growth. Through the Company's primary emphasis on customer service and its management's banking experience, the Company intends to continue internal growth by attracting customers and primarily focusing on the following:

      o PRODUCTS OFFERED - The Company offers personal and corporate banking services, trusts and estate planning, mortgage origination, mortgage servicing, personal investment, and financial counseling services as well as telephone banking. It offers a full range of commercial banking services, including the following: checking accounts, ATM's, checking accounts with interest, savings accounts, money market accounts, certificates of deposit, NOW accounts, Individual Retirement Accounts, brokerage and residential mortgage services, branch banking, and Team Financial Visa debit cards and Visa/MC credit cards. The Company also offers installment loans, including auto, recreational vehicle, and other secured and unsecured loans sourced directly by its branches. See "Loans" below for a discussion of products the Company provides to commercial accounts.

      o OPERATIONAL EFFICIENCIES - The Company seeks to maximize operational and support efficiencies consistent with maintaining high quality customer service. All of the Company's banks are on a common information system designed to enhance customer service and improve efficiencies by providing system-wide voice and data communication connections. The Company has consolidated loan processing, bank balancing, financial reporting, investment management, information system, payroll and benefit management, loan review and audit.

      o MARKETING ACTIVITIES - The Company focuses on an active solicitation program for new business, as well as identifying and developing products and services that satisfy customer needs. The Company's marketing programs also utilize local print and promotional materials in each location. The Company also actively sponsors community events within its branch areas. The Company believes that active community involvement contributes to its long-term success.

LOANS

The Company provides a broad range of commercial and retail lending services. Each of the Company's banks follow a uniform credit policy which contains underwriting and loan administration criteria, levels of loan commitment, loan types, credit criteria, concentration limits, loan administration, loan review and grading and related matters. In addition, the Company provides ongoing loan officer training and review, obtains outside independent loan reviews and operates a centralized processing and servicing center for loans. At December 31, 2000, substantially all loans outstanding were to customers within the Company's market areas.

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

REAL ESTATE LOANS. These loans include various types of loans for which the Company holds real property as collateral. Interest rates on these loans typically adjust annually. Real estate construction loans include commercial and residential real estate construction loans, but are principally made to builders to construct business buildings or single and multi-family residences. Real estate construction loans typically have maturities of six to 12 months, and charge origination fees. Terms may vary depending upon many factors, including location, type of project and financial condition of the borrower. It is the Company's standard practice in making commercial loans to receive real estate as collateral in addition to other appropriate collateral. Therefore, loans categorized in the other real estate loan category can be characterized as commercial loans, which are secured by real estate. Commercial loans secured by real estate typically have adjustable interest rates. The primary risks of real estate mortgage loans include the borrower's inability to pay and deterioration in value of real estate that is held as collateral.

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

EMPLOYEES

As of December 31, 2000, the Company had approximately 240 full-time equivalent employees. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement. Management considers the Company's relationship with its employees to be good.

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

THE COMPANY

GENERAL. The Company operates as a financial holding company registered under the Gramm-Leach-Bliley Act ("GLBA"). This law permits former bank holding companies that have registered as financial holding companies to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Company intends to diversify into financial activities, such as insurance.

No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The GLBA defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act ("CRA") rating.

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

ACQUISITIONS. As a financial holding company, the Company is required to obtain the prior approval of the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or financial holding company. The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantial anti-competitive effect, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the community. The Federal Reserve also considers managerial resources, current and projected capital positions and other financial factors in acting on acquisition or merger applications.

CAPITAL ADEQUACY. The Federal Reserve monitors the regulatory capital adequacy of financial holding companies. As discussed below, the Company's banks are also subject to the regulatory capital adequacy requirements of the Federal Deposit Insurance Corporation, the Comptroller of the Currency, Kansas and Nebraska regulations, as applicable. The Federal Reserve uses a combination of risk-based guidelines and leverage ratios to evaluate the regulatory capital adequacy of the Company.

The Federal Reserve has adopted a system using risk-based capital adequacy guidelines to evaluate the regulatory capital adequacy of financial holding companies. The guidelines apply on a consolidated basis to financial holding companies with consolidated assets of at least $150 million. Under the risk-based capital guidelines, different categories of assets are assigned to different risk categories based generally on the perceived credit risk of the asset. The risk weights of the particular category are multiplied by the corresponding asset balances and added together to determine a risk-weighted asset base. Some off balance sheet items, such as loan commitments in excess of one year, mortgage loans sold with recourse and letters of credit, are added to the risk-weighted asset base by converting them to a credit equivalent and assigning them to the appropriate risk category. For purposes of the Federal Reserve's regulatory risk-based capital guidelines, total capital is defined as the sum of core and secondary capital elements, with secondary capital being limited to 100% of core capital. For financial holding companies, core capital, also known as Tier 1 capital, generally includes common shareholders' equity, perpetual preferred stock and minority interests in consolidated subsidiaries, less goodwill and other intangible assets. No more than 25% of core capital elements may consist of cumulative preferred stock. Secondary capital, also known as Tier 2 capital, generally includes the allowance for loan losses limited to 1.25% of weighted risk assets, certain forms of perpetual preferred stock, as well as hybrid capital instruments. The Federal Reserve's regulatory guidelines require a minimum ratio of qualifying total capital to weighted risk assets of 8%, of which at least 4% should be in the form of core capital. At December 31, 2000, the Company's core capital was $28.8 million.

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

The table below presents the Company's ratios of (1) total capital to risk-weighted assets, (2) core capital to risk-weighted assets and (3) core capital to average assets, at December 31, 2000.

                                                     At December 31, 2000
                                             -----------------------------------
Ratio                                         Actual  Minimum Required
-----------------------------------------     ------  ------- --------
Total capital to risk weighted assets          9.65%             8.00%
Core capital to risk weighted assets           8.49%             4.00%
Core capital to average assets                 5.50%             4.00%


Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions, including but not limited to delaying or denying pending or futures applications to acquire additional financial or bank holding companies.

THE BANKS

GENERAL. The Company owns one national chartered bank and three state chartered banks. TeamBank, N.A., as a national bank, is subject to regulations by the Office of the Comptroller of the Currency. Iola Bank and Trust Company and Community Bank are regulated by the Kansas Office of the State Bank Commissioner. Fort Calhoun State Bank is regulated by the Nebraska Department of Banking and Finance. All three state chartered banks are subject to supervision and regulations by the Federal deposit Insurance Corporation. The deposits of all of the banks are insured by the Federal Deposit Insurance Corporation.

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

DIVIDEND RESTRICTIONS. Dividends paid by the Company's banks provide a substantial amount of the operating and investing cash flow of the Company. Under Kansas law, the current dividends can be paid only from undivided profits after deducting losses, but before declaring dividends a bank must transfer 25% of its net profits since the last preceding dividend to its surplus fund until the surplus fund equals the total capital stock. Under Nebraska law, the approval of the principal regulator is required prior to the declaration of any dividend by a bank if the total of all dividends declared in any calendar year exceeds the total of its net profits of that year combined with its retained net profits for the preceding two years.

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

EXAMINATIONS. The Company's banks are examined from time to time by their primary federal banking regulators. Based upon an evaluation, the examining regulator may revalue a bank's assets and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of the assets. The Kansas Office of the State Bank Commissioner and the Nebraska Department of Banking and Finance also conduct examinations of state-chartered banks. Both of these regulators may accept the results of a federal examination in lieu of conducting an independent examination. Both Kansas and Nebraska regulators have the authority to revalue the assets of a state-chartered institution and require it to establish reserves.

CAPITAL ADEQUACY. The Federal Deposit Insurance Corporation and the Comptroller of the Currency have adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The requirements address both risk-based capital and leverage capital, with risk-based assets and core and secondary capital being determined in basically the same manner as described above for financial holding companies. The Federal Deposit Insurance Corporation or the Comptroller of the Currency may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The Federal Deposit Insurance Corporation risk-based capital guidelines require state non-member banks and national banks to have a ratio of total capital to total risk-weighted assets of 8%, of which total capital at least 4% points should be in the form of core capital.

The table below presents the regulatory capital ratios of the Iola Bank and Trust Company, Community Bank, and Fort Calhoun State Bank at December 31, 2000.

                                                                           AT DECEMBER 31, 2000
                                       --------------------------------------------------------------------------------------------
                                        IOLA BANK AND TRUST COMPANY           COMMUNITY BANK              FORT CALHOUN STATE BANK
                                       ----------------------------          ---------------              -----------------------
Ratio                                     ACTUAL  MINIMUM REQUIRED        ACTUAL  MINIMUM REQUIRED        ACTUAL  MINIMUM REQUIRED
-------------------------------------     ------  ----------------        ------  ----------------        ------  ----------------

Total capital to risk weighted assets     15.12%     8.00%                13.93%        8.00%             11.32%       8.00%
Core capital to risk weighted assets      13.90%     4.00%                12.68%        4.00%             10.06%       4.00%
Core capital to average assets             7.65%     4.00%                 7.28%        4.00%              6.37%       4.00%


The Comptroller of the Currency risk-based capital guidelines require national banks to maintain a minimum ratio of total capital, after deductions, to weighted risk assets of 8%, and national banks and state non-member banks must have and maintain core capital in an amount equal to at least 3% of adjusted total assets; but for all but the most highly rated banks, the minimum core leverage ratio is to be 3% plus an additional cushion of at least 100 to 200 basis points. The applicable guideline for TeamBank, N.A. is 4%.

The table below presents the regulatory capital ratios of TeamBank N.A. at December 31, 2000.

                                                 At December 31, 2000
                                         -------------------------------------
                                                    TEAMBANK, N.A.
                                         -------------------------------------
Ratio                                      ACTUAL             MINIMUM REQUIRED
---------------------------------------   -------             ----------------
Total capital to risk weighted assets      13.10%                       8.00%
Core capital to risk weighted assets       12.08%                       4.00%
Core capital to average assets              8.08%                       4.00%


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

INTERSTATE BANKING LEGISLATION. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which became effective September 1995, has eliminated many of the historical barriers to the acquisition of banks by out-of-state financial holding companies. This law facilitates the interstate expansion and consolidation of banking organizations by permitting: (1) financial holding companies that are adequately capitalized and managed, subject to certain limitations, to acquire banks located in states outside their home states regardless of whether acquisitions are authorized under the laws of the host state; (2) the interstate merger of banks after June 1, 1997, subject to the right of individual states either to pass legislation providing for earlier effectiveness of mergers or to opt out of this authority prior to that date; (3) banks to establish new branches on an interstate basis provided that this action is specifically authorized by the law of the host state; (4) foreign banks to establish, with approval of the appropriate regulators in the United States, branches outside their home states to the same extent that national or state banks located in that state would be authorized to do so; and (5) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same or different state.

CHANGING REGULATORY STRUCTURE

The laws and regulations affecting banks and financial holding companies are in a state of flux. The rules and the regulatory agencies in this area have changed significantly over recent years, and there is reason to expect that similar changes will continue in the future. It is not possible to predict the outcome of these changes.

One of the major additional burdens imposed on the banking industry is the increased authority of federal agencies to regulate the activities of federal and state banks and their holding companies. The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Corporation have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. These agencies can assess civil money penalties and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers. In addition, the Kansas Office of the State Bank Commissioner possesses broad enforcement powers to address violations of Kansas banking laws by banks chartered in Kansas and the Nebraska Department of Banking and Finance possesses broad enforcement powers to address violations of Nebraska banking laws by banks chartered in Nebraska.

MONETARY POLICY AND ECONOMIC ENVIRONMENT

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of financial holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Federal Reserve's monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on the business and earnings of the Company and its subsidiaries cannot be predicted.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"), including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, or in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements included, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services, (iii) statements of future economic performance and (iv) statements "anticipates", "expects", "intends", "plans", "targets", and similar expression are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to : (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rates, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing and savings habits; (vi) technological changes;
(vii) acquisitions; (viii) the ability to increase market shares and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, and securities) with which the Company and its subsidiaries must comply; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xi) changes in the Company's organization, compensation and benefits plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) the success of the Company at managing risks involve in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

ITEM 2.           PROPERTIES

The table below presents property information concerning the offices of the Company and its subsidiary banks for December 31, 2000.

                                                                                                 Square

Name and Address of Office            Year Opened    Type of Interest                    Footage of Facility
--------------------------            -----------    ----------------                    -------------------

Team Financial, Inc.                        1986               Leased                             5,000
8 West Peoria
Paola, Kansas 66071

TeamBank, N.A., Paola Branch                1986               Owned                             17,951
1 South Pearl
Paola, Kansas 66071

East Bank - Paola Branch                    1988               Owned                              9,630
1515 Baptiste Drive
Paola, Kansas 66071

TeamBank, N.A., DeSoto Branch               1994               Owned                              6,800
34102 West 92 Street
DeSoto, Kansas 66018

TeamBank, N.A., Freeman                     1997               Leased                             1,375
100 West Main Street
Freeman, Missouri 64746-0246

TeamBank, N.A., Lamar Branch                1997               Leased                             2,650
127 West 11th Street
Lamar, Missouri 64759

TeamBank, N.A., Nevada Branch               1997               Owned                             16,000
201 East Cherry
Nevada, Missouri 64772

TeamBank, N.A., Osawatomie                  1993               Owned                              4,756
  Branch
6th and Brown
Osawatomie, Kansas 66064

TeamBank, N.A., Ottawa Branch               1998               Owned                              8,000
421 South Hickory
Ottawa, Kansas 66067

TeamBank, N.A., Spring Hill Branch          1994               Leased                               600
110 East Wilson
Spring Hill, Kansas 66083

TeamBank N.A., Nebraska                     1996               Leased                             4,679
  (Main Office)
1902 Harlan Drive
Bellevue, Nebraska 68005




TeamBank N.A., Nebraska - Bellevue          1996               Leased                             1,980
  Branch
7001 South 36th
Bellevue, Nebraska 68147

TeamBank N.A., Nebraska - Omaha             1998               Leased                             3,000
  Branch
2809 South 160th Street, #20
Omaha, Nebraska 68130

Iola Bank an Trust Company                  1990               Owned                             13,768
(Main Office)
119 East Madison
Iola, Kansas 66749


TeamBank N.A. - Parsons                     1992               Owned                             11,000
(including drive in)
1902 Main
Parsons, Kansas 66357

Community Bank - Chapman                    1999               Owned                              8,847
(Main Office)
446 N. Marshall
Chapman, Kansas 67431

Community Bank - Prairie Village            1999               Owned                              3,602
  Branch
5206 West 95th Street
Prairie Village, Kansas 66207

Community Bank - Abilene                    1999               Owned                              2,174
  Branch
418 N.W. 3rd
Abilene, Kansas 67410

Community Bank - Chapman                    1999               Owned                              7,132
  Leased building
102 East Fifth Street
Chapman, Kansas 67431

Fort Calhoun State Bank - Fort Calhoun      2000               Owned                              4,250
   (Main Office)
101 N. 14th Street
Fort Calhoun, Nebraska 68023

Fort Calhoun State Bank - Bellevue          2000               Leased                             1,429
   Branch
11507 So. 42nd Street
Bellevue, Nebraska 68123

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2000.

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

                      Dividends Declared              Common Stock
Quarter Ended            Per Share                High             Low
-------------           ---------               ------------------------
2000:

December 31, 2000         $0.05                 $8.375           $6.188
September 30, 2000        $0.05                 $8.563           $7.688
June 30, 2000             $0.05                 $8.500           $7.250
March 31, 2000            $0.05                 $9.250           $8.000
                         -------
         Year             $0.20
                         -------
1999:

December 31, 1999         $0.05                $11.000           $8.625
September 30, 1999        $0.05                $11.250          $10.125
June 30, 1999             $0.05                $11.375          $10.875
March 31, 1999            $0.05                    N/A              N/A
                         -------
         Year             $0.20
                         -------


At March 3, 2001 the Company had approximately 286 holders of record of its common stock; management estimates that the number of beneficial owners is significantly greater.

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

Kansas law permits the Company to pay dividends on its common stock when it is solvent and when dividend payments would not render it insolvent. Under Kansas law, dividends may be declared and paid only out of the unsecured, unrestricted earned surplus of a corporation. The Company's ability to pay cash dividends largely depends on the amount of cash dividends paid to it by its subsidiary banks. Capital distributions, including dividends by financial institutions such as the Company's subsidiary banks, is subject to restrictions tied to the institutions' earnings and capital. Payment of dividends on the Company's common stock depends on payment of dividends to it by its subsidiary banks. Generally, without prior regulatory approval, the Company cannot pay dividends during any calendar year in excess of the sum of their earnings during that year and the two previous years, less any other distributions during that period. At December 31, 2000, the Company could have paid total dividends to the Company of approximately $4.6 million without prior regulatory approval.

ITEM 6.           SELECTED FINANCIAL DATA

                                                                            AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                    2000           1999          1998          1997           1996
                                                                    ------         ------        ------        ------         ----
                                                                                    (Dollars In Thousands)
Consolidated Statement of Operations data:
      Interest income                                          $   40,645     $   32,902    $   31,854    $   26,137     $   21,635
      Interest expense                                             22,247         16,823        16,573        12,887         10,462
      Net interest margin                                          18,398         16,079        15,281        13,250         11,173
      Provision for loan losses                                     1,001            902         1,486         1,095            623
      Other income                                                  5,860          4,583         4,606         3,279          2,812
      Other expenses                                               18,835         15,471        15,384        12,667         10,132
      Income tax                                                    1,229          1,120           673           553            938
      Net income                                                    3,193          3,169         2,344         2,214          2,292
Consolidated Balance Sheet data:
      Total assets                                                539,605        518,205       442,352       386,996        300,007
      Total loans                                                 331,931        309,255       256,126       223,675        183,494
      Allowance for loan losses                                     3,911          3,320         2,541         1,629          1,518
      Investment securities available for sale                    132,360        136,901       109,296       103,304         68,806
      Investment securities held to maturity                       24,864         25,630        25,742        22,399         17,889
      Nonperforming assets (1)                                      4,563          3,205         3,578         1,962          2,215
      Deposits                                                    442,195        435,116       384,347       333,864        258,890
      Stockholders' equity (2)                                     39,799         37,569        25,401        22,642         19,392
Per Common Share (3):
      Basic income per share                                         0.82           0.93          0.85          0.84           1.02
      Book value per share (2)                                      10.25           9.16          8.49          7.68           6.87
      Tangible book value per share (2)                              7.44           6.67          6.53          6.21           6.64
      Dividends paid per common share                                0.20           0.20          0.23          0.23           0.23
      Dividend payout ratio                                          0.24           0.22          0.27          0.27           0.23
Key Ratios:
      Net interest margin (4)                                        3.88%          3.95%         4.00%         4.36%          4.48%
      Return on average assets                                       0.59%          0.70%         0.56%         0.67%          0.85%
      Return on average stockholders' equity (2)                     8.61%         10.27%        10.00%        10.49%         12.96%
      Core risk based capital ratio (2)                              8.49%          9.45%         7.05%         6.97%          9.39%
      Total risk based capital ratio (2)                             9.65%         10.49%         8.00%         7.61%         10.15%
      Leverage ratio (2)                                             5.50%          5.96%         4.50%         5.39%          6.94%
      Nonperforming assets to total assets                           0.85%          0.62%         0.81%         0.51%          0.74%
      Nonperforming loans to total loans                             1.27%          0.78%         1.04%         0.71%          1.03%
      Allowance for loan losses to total loans                       1.18%          1.07%         0.99%         0.73%          0.83%
      Allowance for loan losses to nonperforming loans              92.61%        137.59%        95.10%       102.13%         80.36%

(1) Includes loans 90 days or more delinquent and still accruing interest, nonaccrual loans, and other real estate owned.
(2)   Includes redeemable common stock held by ESOP for years prior to 1999.
(3)   No difference exists between basic and diluted earnings per share.
(4)   On a tax equivalent basis.

ITEM 7 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT AND RISK FACTORS

Management's discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements contained within this report, including the Notes thereto. The Company's future operating results may be affected by various trends and factors that are beyond the Company's control. These include the factors set forth in "Forward-Looking Statements." Accordingly, past results and trends may not be reliable indicators of future results or trends. With the exception of historical information, the matters discussed below include forward-looking statements that involve risks and uncertainties. The Company cautions readers that a number of important factors discussed in this Report could affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements.

OVERVIEW

The Company is a multi-bank holding company incorporated in the State of Kansas offering full service community banking and financial services through 20 locations in the Kansas City metropolitan area, southeastern Kansas, western Missouri, and the Omaha, Nebraska metropolitan area. The Company's presence in Kansas consists of seven locations in the Kansas City metro area, which includes the high growth market of Johnson County, three locations in southeast Kansas and two locations along the I-70 corridor in central Kansas. The Company operates three locations in western Missouri, and five in the high growth metropolitan area of Omaha, Nebraska. The Company's total assets over the past three years has increased by 39%. The growth in assets and the corresponding increase in earnings were achieved primarily through purchases of branches of large banks, the purchase of two community banks, and internal growth at existing branches as well as starting three new branches. Accompanying the acquisition growth were increases in operating expenses increases in provisions for loan losses, and amortization expense of premiums paid in acquisitions accounted for by the purchase method. Due to these factors, the Company's experience is that it takes up to 18 months to realize meaningful net income improvements from acquisitions and expansion.

At December 31, 2000 total assets of the Company were $539.6 million, an increase of $21.4 million or 4% from $518.2 million in total assets as of December 31, 1999. Total assets at December 31, 1998 were $442.4 million. The increase in 2000 was primarily the result the acquisition of Fort Calhoun Investment Co. in the first quarter of 2000, with assets of $24.8 million at acquisition. The increase in 1999 was primarily the result of $19.3 million in internal asset growth and $56.5 million from the acquisition of ComBankshares, Inc. during the fourth quarter of 1999.

Net income totaled $3.2 million for 2000 and 1999. Net income remained flat as a result of a $3.4 million increase in operating expense, which offset a $2.3 million increase in net interest income and a $1.3 million increase in other income. Net income totaled $3.2 million for 1999 compared to $2.3 million for 1998. The 35% improvement in net income for 1999 compared to 1998 was the result of an improvement in net interest income of $798,000, a reduction in provision for loan losses of $584,000, and a program to control expenses resulting in only a slight increase in other expenses of $87,000

ANALYSIS OF THE RESULTS OF OPERATIONS

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

                                                    Year Ended December 31, 2000
                                                ---------------------------------------
                                                     Average                    Average
                                                     Balance     Interest       Rate
                                                     -------     --------       ------
                                                          (Dollars In Thousands)

INTEREST EARNING ASSETS:
    Loans receivable, net (1) (2) (3)               $324,198      $29,737       9.17%
    Investment securities-taxable                    139,223        9,499       6.82%
    Investment securities-nontaxable (4)              22,971        1,782       7.76%
    Federal funds sold and interest-bearing
       deposits                                        5,587          335       6.00%
                                                    --------      --------
       Total interest earning assets                $491,978       41,353       8.41%
                                                    ========      --------

INTEREST BEARING LIABILITIES:
    Savings deposits and interest bearing
      checking                                      $145,081      $ 4,385       3.02%
    Time deposits                                    245,593       14,382       5.86%
    Federal funds purchased and securities sold
      under agreements to repurchase                  11,729          582       4.96%
    Notes Payable and Federal Home Loan Bank
    Advances                                          42,697        2,898       6.79%
                                                    --------      --------
       Total interest bearing liabilities           $445,100       22,247       5.00%
                                                    ========      --------

Net interest income (tax equivalent)                             $ 19,106
                                                                 ========
Interest rate spread                                                            3.41%

Net interest earning assets                         $ 46,878
                                                    ========
Net interest margin (4)                                                         3.88%
Ratio of average interest earning assets
    to average interest bearing liabilities         110.55%

                                                    Year Ended December 31, 1999
                                                ---------------------------------------
                                                     Average                    Average
                                                     Balance     Interest       Rate
                                                     -------     --------       ------
INTEREST EARNING ASSETS:
    Loans receivable, net (1) (2) (3)               $267,695       23,825       8.90%
    Investment securities-taxable                    115,745        7,450       6.44%
    Investment securities-nontaxable (4)              26,441        1,763       6.67%
    Federal funds sold and interest-bearing
       deposits                                       12,894          467       3.62%
                                                    ---------     --------
       Total interest earning assets                $422,775       33,505       7.93%
                                                    ========      --------

INTEREST BEARING LIABILITIES:
    Savings deposits and interest bearing
      checking                                       132,744        3,878       2.92%
    Time deposits                                    207,731       10,878       5.24%
    Federal funds purchased and securities sold
      under agreements to repurchase                   9,865          490       4.97%

    Notes Payable and Federal Home Loan Bank
    Advances                                          24,984        1,577       6.31%
                                                    ---------     --------
       Total interest bearing liabilities           $375,324       16,823       4.48%
                                                    ========      --------

Net interest income (tax equivalent)                              $16,682
                                                                  ========
Interest rate spread                                                            3.44%
Net interest earning assets                          $47,451
                                                    ========

Net interest margin (4)                                                         3.95%
Ratio of average interest earning assets
    to average interest bearing liabilities           112.64%

                                                      Year Ended December 31, 1998
                                                ---------------------------------------
                                                     Average                    Average
                                                     Balance     Interest       Rate
                                                    --------     --------       -------
INTEREST EARNING ASSETS:
    Loans receivable, net (1) (2) (3)               $245,012      $23,183        9.46%
    Investment securities-taxable                    115,461        7,127        6.17%
    Investment securities-nontaxable (4)              22,387        1,717        7.67%
    Federal funds sold and interest-bearing
       deposits                                       13,455          411        3.06%
                                                    ---------     --------
       Total interest earning assets                $396,315       32,438        8.19%
                                                    =========     --------
INTEREST BEARING LIABILITIES:
    Savings deposits and interest bearing
      checking                                       126,963       3,890        3.06%
    Time deposits                                    198,006      10,917        5.51%
    Federal funds purchased and securities sold
      under agreements to repurchase                   9,987         528        5.29%
    Notes Payable and Federal Home Loan Bank
    Advances                                          18,461       1,238        6.71%
                                                    ---------     --------
       Total interest bearing liabilities           $353,417      16,573        4.69%
                                                    =========    ---------
Net interest income (tax equivalent)                             $15,865
                                                                 =========
Interest rate spread                                                            3.50%
Net interest earning assets                          $42,898
                                                    =========
Net interest margin (4)                                                         4.00%
Ratio of average interest earning assets
    to average interest bearing liabilities          112.14%




(1)  Loans are net of deferred fees.
(2)  Non-accruing loans are included in the computation of average balances.
(3) The Company includes loan fees in interest income. These fees for the years ended December 31, 2000, 1999, and 1998 were $844,000, $903,000, and
     $974,000, respectively.
(4) Yield is adjusted for the tax effect of tax-exempt securities. The tax effects for the years ended December 31, 2000, 1999, and 1998 were $708,000, $603,000, and $584,000, respectively.

Total interest income on a tax equivalent basis for 2000 totaled $41.4 million, representing an increase of $7.8 million or 23.4%, from $33.5 million for 1999. The overall increase in interest income was primarily the result of the acquisition of ComBankshares, Inc. in December of 1999 adding $46.0 million in average earning assets for the full year of 2000, and the acquisition of Fort Calhoun Investment Co. in the first quarter of 2000 adding $16.9 million in average interest earning assets for 2000. Interest income on loans increased $5.9 million, or 24.8%, as a result of the $24.9 million increase in average loans from the December 1999 acquisition of ComBankshares, Inc., the $11.0 million increase in average loans from the first quarter acquisition of Fort Calhoun Investment, Co., and $20.6 million of internal loan growth. Also contributing to the increase in interest income from loans receivable was a 0.27% increase in the yield on average loans receivable. Tax equivalent interest income on investment securities increased $2.0 million, or 27.5%, primarily due to the acquisition of ComBankshares, Inc. and Fort Calhoun Investment Co. For 2000, the average combined investment balances increased by $20.0 million or 14.1%.

Total interest expense was $22.2 million for 2000, a $5.4 million or 32.3% increase from $16.7 million in 1999. Interest expense on savings and interest-bearing checking increased $507,000, or 13.1%, primarily as a result of an increase in the average balance of these deposits of $12.3 million, or 9.3% in 2000 compared to 1999. Interest expense on time deposits increased $3.5 million, or 32.2%, as a result of an increase in the average balance of these deposits of $37.9 million, or 18.2% in 2000 as well as a 62 basis point increase in the rate paid on these deposits for 2000. Interest expense on notes payable and Federal Home Loan Bank advances increased $1.3 million or 83.8%, primarily as a result of an increase in average Federal Home Loan Bank borrowings of $13.2 million used to fund the internal increase in loans receivable, and an increase in notes payable of $4.5 million related to the acquisition of Fort Calhoun Investment, Co., in the first quarter of 2000 and the borrowings related to the acquisition of 300,000 shares of the Company's common stock completed in December of 2000.

As a result of the changes described above, the net interest income on a tax equivalent basis increased to $19.1 million for 2000, representing an increase of $2.4 million, or 14.5%, from $16.7 million during 1999.

Total interest income on a tax equivalent basis totaled $33.5 million for 1999, representing an increase of $1.7 million or 3.3%, from $32.4 million during 1998. The overall increase in interest income was primarily the result of the internal growth in loans of $26.5 million or 10.0% during the year. Interest income on loans was negatively impacted by a 0.56% decrease in the yield earned on loans, from 8.90% in 1999 compared to 9.46% in 1998. Interest income was increased to a lesser extent by a $5.6 million increase in investment securities, excluding the acquisition of ComBankshares, Inc. The volume increase in investment securities was offset by the decrease in yield of .07% to 6.10% for taxable investment securities, and 0.51% to 7.16% for non-taxable investment securities compared to 1998. The fourth quarter acquisition of ComBankshares, Inc. contributed $353,000 to total interest income for 1999.

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

As a result of the changes described above, the net interest income on a tax equivalent basis increased to $16.4 million for 1999, representing an increase of $562,000, or 3.5%, from $15.9 million during 1998.

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

                                                            Year Ended December 31, 2000     Year Ended December 31, 1999
                                                                   Compared To                        Compared To
                                                            Year Ended December 31, 1999     Year Ended December 31, 1998

                                                          Increase (Decrease) Due To:        Increase (Decrease) Due To:
                                                          ---------------------------------- -----------------------------------

                                                              VOLUME       RATE        NET       VOLUME        RATE        NET
                                                              --------     ------      ---- --   --------      ------      ---
INTEREST INCOME:                                                   (In Thousands)                      (In Thousands)
   Loans receivable, net (1) (2) (3)                           $5,030       $882     $5,912       $2,146    $ (1,504)      $642
   Investment securities-taxable                                1,512        537      2,049           17         306        323
   Investment securities-nontaxable (4)                          (231)       250         19          311        (265)        46
   Federal funds sold and interest-bearing
      deposits                                                   (265)       133       (132)         (17)         73         56
                                                                -----        ---      -----         ----          --         --
TOTAL INTEREST INCOME                                           6,046      1,802      7,848        2,457      (1,390)     1,067
                                                                -----      -----      -----        -----     -------      -----

INTEREST EXPENSE:

   Savings deposits and interest bearing
     checking                                                     360        147        507          178        (190)       (12)
   Time deposits                                                1,984      1,520      3,504          534        (573)       (39)
   Federal funds purchased and securities sold
     under agreements to repurchase                                93         (1)        92           (6)        (32)       (38)
   Notes Payable and Federal Home Loan Bank Advances            1,118        203      1,321          437         (98)       339
                                                                -----        ---      -----          ---        ----        ---
TOTAL INTEREST EXPENSE                                          3,555      1,869      5,424        1,143        (893)       250
                                                                -----      -----      -----        -----       -----        ---

NET CHANGE IN NET INTEREST INCOME                             $ 2,491   $    (67)   $ 2,424      $ 1,314    $   (497)    $  817
                                                              =======   ========    =======      =======    ========     ======



(1)  Loans are net of deferred fees.
(2)  Non-accruing loans are included in the computation of average balances.
(3) The Company includes loan fees in interest income. These fees for the years ended December 31, 2000, 1999, and 1998 were $844,000, $903,000, and
      $974,000, respectively.
(4) Yield is adjusted for the tax effect of tax-exempt securities. The tax effects for the years ended December 31, 2000, 1999, and 1998 were $708,000, $603,000, and $584,000, respectively.

OTHER INCOME

The following table sets forth the Company's other income for the indicated periods.

                                                               YEARS ENDED DECEMBER 31,
                                                             ----------------------------
                                                              2000        1999      1998
                                                             -------     ------    ------
                                                                     (In Thousands)
 Service Charges                                            $ 3,425    $ 2,352   $ 2,039
 Trust Fees                                                     566        597       454
 Gain on sale of mortgage loans                                 515        413       664
  Gain (loss) on sales of investment securities                 (53)         1        18
 Mortgage servicing fees                                        323        315       267
 Credit card fees                                               192        126       148
 ATM and debit card fees                                        225        168       145
 Other                                                          667        611       871
                                                            -------    -------   -------
   Total Other Income                                       $ 5,860    $ 4,583   $ 4,606
                                                            =======    =======   =======


Other income was $5.9 million for 2000, a $1.3 million, or 27.86%, increase from 1999. Service charges accounted for $1.1million, or 84.03% of the total increase from 1999. The increase in service charges was primarily generated from additional fee based services offered on deposit accounts along with an enhanced control over fee waivers as well as the acquisitions completed in 1999 and 2000. Gain on sale of mortgage loans increased $102,000, or 24.70% from 1999, primarily resulting from the additional gain on sale of mortgage loans at Fort Calhoun Investment Co. after the Company acquired the bank in the first quarter of 2000.

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

OTHER EXPENSES

The following table presents the Company's operating expenses for the indicated periods:

                                                                         YEARS ENDED DECEMBER 31,
                                                                       ---------------------------
                                                                      2000           1999          1998
                                                                     -------        ------        ------
                                                                               (In Thousands)
 Salaries and employee benefits                                    $  9,192      $  7,654      $  7,835
 Occupancy and equipment                                              2,138         1,782         1,805
 Data processing                                                      1,868         1,494         1,265
 Professional fees                                                    1,071           596           645
 Marketing                                                              275           291           479
 Supplies                                                               307           251           320
 Goodwill amortization                                                  722           453           405
 Conversion                                                              70           151             -
 Other                                                                3,192         2,799         2,630
                                                                      -----         -----         -----
   Total Other Expenses                                            $ 18,835      $ 15,471      $ 15,384
                                                                   ========      ========      ========


Other expenses were $18.8 million for 2000, and increase of $3.4 million, or 21.74%, compared to $15.5 million for 1999. The increase is primarily attributable to the acquisitions of ComBankshares, Inc. in the fourth quarter of 1999 and Fort Calhoun Investment Co. in the first quarter of 2000, which contributed a combined $2.6 million in additional operating expense for 2000. Salaries and benefits expense increased $1.5 million, or 20.09%, from 1999. Net of the operations from the acquisitions, salaries and benefits expense increased $143,000, or 1.87%. Occupancy and equipment expense increased 19.98%, or $356,000 from 1999. Net of the operations from the acquisitions, occupancy and equipment increased 2.36%, or $42,000. Data processing fees increased $374,000, or 25.03% from 1999, of which $134,000 is attributable to the operations from the acquisitions. Net of the operations from the acquisitions, data processing fees increased $240,000, or 16.07%, due to increased volume from internal growth in conjunction with an annual price increase in the fees charged from the Company's data processing service provider. Professional fees increased $475,000 for 2000, a 79.70% increase over 1999. The increase in professional fees is attributable to fees related to the modification of the Company's Employee Stock Ownership Plan, fees for consulting for real estate investment trusts established, and fees related to preliminary analysis regarding acquisition candidates. Other expense increased a total of $393,000 for 2000, or 14.04% from 1999. The increase is a result of the additional expenses generated from the operations of the acquisitions.

Goodwill amortization increased $269,000 for 2000, or 59.4%, primarily as a result of amortization of goodwill established by premiums paid on the bank acquisitions in the fourth quarter of 1999 and the first quarter of 2000. Recent acquisitions of the Company have been accounted for using purchase accounting, which means that the excess of the purchase price over the carrying value of the net assets acquired is recorded in the consolidated financial statements as goodwill. Goodwill is amortized over periods ranging from 10 to 20 years. The amortization is a non-cash operating expense, which reduces net income. The balance of the Company's goodwill was $10.9 million at December 31, 2000.

Other expenses were $15.5 million for 1999 compared to $15.4 million for 1998. Salaries and benefits expense, which represents 49% of total other expenses decreased 2.3% or $181,000, from 1998. Data processing fees increased $229,000 from $1.3 million in 1998 to $1.5 million in 1999 due to the additional volume of accounts in conjunction with the Company's growth.

Goodwill amortization in 1999 increased $48,000 or 11.8% from 1998 primarily as a result of amortization of goodwill established by premiums paid on branch and bank acquisitions in the fourth quarter of 1999, early 1998, and the latter part of 1997.

Conversion expense of $151,000 in 1999 was the result of system conversion of one of the Company's banks from an independent data processing service provider to the Company's data processing service provider in order to increase future operating efficiencies.

 INCOME TAX EXPENSE

The Company recorded income tax expense of $1.2 million for 2000, versus $1.1 million for 1999, representing an increase of 9.73%. The Company's effective tax rate increased to approximately 28% for 2000, up from 26% for 1999. The Company's effective tax rate is less than the statutory federal rate of 34% due primarily to municipal interest income and the income tax benefit resulting from dividends passes through the ESOP to the ESOP participants. The increase in the effective tax rate for 2000 over 1999 is primarily due to less municipal interest income as a percent of total income due to the additional net income generated from the operations of the acquisition of ComBankshares, Inc. in the fourth quarter of 1999 and Fort Calhoun Investment Co., in the first quarter of 2000. The acquisitions do not carry the same level of tax-deductible municipal interest income in their investment and loan portfolios.

The Company recorded income tax expense of $1.1 million for 1999, versus $673,000 for 1998, representing an increase of 66.4%. The Company's effective tax rate increased to approximately 26% for 1999, up from approximately 22% 1998. The Company's effective tax rate was lower in 1998 due to the income tax benefit resulting from dividends paid to the ESOP. Under the Internal Revenue Code, the Company can deduct dividends paid to its ESOP under limited circumstances. In conjunction with the Company's initial public offering of stock in 1999, the ESOP issued 300,000 shares to pay off debt held in the ESOP. As a result, the Company no longer qualifies for the tax treatment under the tax code.

COMPREHENSIVE INCOME

Comprehensive income is the total of net income and other comprehensive income. The Company's other comprehensive income component is composed of the change in equity resulting from an increase or decrease in the market value of the Company's available for sale investment securities, due to the changes in interest rates, net of tax..

Comprehensive income was $5.2 million for 2000, an increase of $4.6 million from $615,000 in 1999. The increase was primarily the result of a $4.6 increase in other comprehensive income as the fair value of the Company's investment securities increased for the year ended December 31, 2000 from the fair value for the year ended December 31, 1999.

Comprehensive income was $614,000 for 1999, down $1.9 million from $2.6 million in 1998. The decrease was primarily the result of $2.8 million decrease in other comprehensive income, as the market value of the Company's investment portfolio decreased as of December 31, 1999 compared to December 31, 1998.

ANALYSIS OF FINANCIAL CONDITION

OVERVIEW

Total assets were $539.6 million at December 31, 2000, an increase of 4.13% from $518.2 million at December 31, 1999. The increase primarily resulted from the acquisition of Fort Calhoun Investment Co. during the first quarter of 2000, in addition to $9.2 million in internal growth of loans receivable. The increase in loans receivable was funded by investment securities, time deposits, and Federal Home Loan Bank Advances.

LOAN PORTFOLIO COMPOSITION

The following tables present the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                   December 31,
                                      ------------------------------------------------------------------
                                               2000                   1999                   1998
                                      -------------------- ----------------------   --------------------
                                      Principal    Percent    Principal   Percent   Principal   Percent
                                       Balance    Of Total     Balance   Of Total    Balance    Of Total
                                      ----------  -------- ------------  --------  ----------  ---------
                                                            (Dollars In Thousands)
Loans secured by real estate
  One to four family                  $115,913       35%     $103,772       34%    $ 85,093        33%
  Construction and land development     22,222        7%       20,350        7%      14,411         6%
  Other                                 56,393       17%       43,245       14%      25,809        10%
                                        ------       ---       ------       ---      ------        ---
    Total                              194,528       59%      167,367       54%     125,313        49%
Commercial                              87,128       26%       94,711       31%      95,155        37%
Installment and other                   50,685       15%       47,536       15%      35,975        14%
                                        ------       ---       ------       ---      ------        ---
  Gross Loans                          332,341      100%      309,614      100%     256,443       100%
Less unearned fees                         410                    359                   317
                                        ------                 ------                ------
  Total loans receivable               331,931                309,255               256,126
Less allowance for loan losses           3,911                  3,320                 2,541
                                         -----                  -----                 -----
  Total net loans receivable          $328,020               $305,935              $253,585
                                      ========               ========              ========

                                                     December 31,
                                     -------------------------------------------
                                              1997                   1996
                                     --------------------   --------------------
                                      Principal   Percent    Principal   Percent
                                      Balance    Of Total    Balance    Of Total
                                     ----------   -------   ----------   -------
                                                 (Dollars in Thousands)
Loans secured by real estate
  One to four family                  $ 74,049       33%     $ 63,575       35%
  Construction and land development     12,292        5%        9,608        5%
  Other                                 26,816       12%       20,655       11%
                                        ------       ---       ------       ---
    Total                              113,157       51%       93,838       51%
Commercial                              75,679       34%       57,709       31%
Installment and other                   35,154       16%       32,274       18%
                                        ------       ---       ------       ---
  Gross Loans                          223,990      100%      183,821      100%
Less unearned fees                         315                    327
                                        ------                 ------
  Total loans receivable               223,675                183,494
Less allowance for loan losses           1,629                  1,518
                                         -----                  -----
  Total net loans receivable          $222,046               $181,976
                                      ========               ========

As of December 31, 2000, total loans receivable were $331.9 million compared to $309.3 million at December 31, 1999, representing an increase of $22.7 million. This increase consists of $9.2 million in internal growth in loans and $13.5 million from the acquisition of Fort Calhoun Investment Co. in the first quarter of 2000. The internal growth for the year resulted primarily from an increase in variable rate commercial loans secured by real estate. As of December 31, 1999, total loans receivable were $309.3 million compared to $256.1 million at December 31, 1998, representing an increase of $53.1 million. This increase consists of $26.6 million in internal growth in loans and $26.5 million from the acquisition of ComBankshares, Inc. in the fourth quarter of 1999. The internal growth for the year resulted primarily from an increase in variable rate residential mortgage loans

Real estate mortgage loans represent the largest type of loans of the Company. At December 31, 2000, these loans of $194.5 million increased 16.23% from $167.4 million at December 31, 1999. These loans at December 31, 1999 increased by $42.1 million, or 33.56%, compared to real estate mortgage loans of $125.3 million at December 31, 1998. Included in real estate mortgage loans are 1 to 4 family residential loans with a balance of $115.9 million at December 31, 2000. Substantially all of these loans were originated in the Company's market area. Additionally, included in real estate mortgage loans are real estate mortgage loans held for sale. The Company typically sells fixed rate mortgage loans to permanent investors with the servicing rights retained. Capitalized servicing rights are recorded at the time the loan is sold, thereby increasing the gain on sale by such amount. At December 31, 2000, the balance of real estate mortgages held for sale was $3.8 million.

Real estate construction loans consist primarily of single-family construction in the Company's primary market areas. The balance of these loans was $22.2 million at December 31, 2000 compared to $20.4 million at December 31, 1999. The Company recently has experienced steady growth in its markets increasing in each of the last five years to $22.2 million at December 31, 2000 from $9.6 million at December 31, 1996.

Commercial loans include loans to service, retail, wholesale, and light manufacturing businesses. At December 31, 2000, commercial loans, excluding agricultural and lease financial receivables, were $63.1 million compared to $62.7 million at December 31, 1999, and $67.1 million at December 31, 1998.

Included within commercial loans are agricultural loans to farmers for production and other agricultural needs. At December 31, 2000, agricultural loans were $24.0 million compared to $24.3 million at December 31, 1999, and $25.0 million at December 31, 1998.

Installment and other loans include automobile, residential, and other personal loans. The majority of these loans are installment loans with fixed interest rates. Although increasing in dollar amount, installment and other loans have been decreasing as a percentage of total loans over the past several years as the Company places more emphasis on growing the real estate and commercial portion of their loan portfolio. The slight increase in the mix of installment loans at December 31, 1999 was the result of the fourth quarter acquisition of ComBankshares, Inc. The Company also has a small portfolio of credit card loans.

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

At December 31, 2000 total net loans receivable were 75.07% of total deposits and 61.52% of total assets.

LOAN MATURITIES

The following tables present, at December 31, 2000 and 1999, loans by maturity in each major category of the Company's portfolio based on contractual repricing schedules. Actual maturities may differ from the contractual repricing maturities shown below as a result of renewals and prepayments. Loan renewals are re-evaluated using substantially the same credit procedures that are used when loans are made.

                                                                         December 31, 2000
                                         --------------------------------------------------------------------------------------
                                                           Over one year
                                                        through five years                Over five years
                                         One year    ------------------------------   -----------------------------
                                         or less     Fixed Rate     Floating Rate     Fixed Rate    Floating Rate        Total
                                         ---------   ------------   ---------------   ------------  ---------------      -----
                                                                           (In Thousands)
Loans secured by real estate
    One to four family                   $ 19,186      $  12,717        $   43,024      $  23,601       $   17,385    $ 115,913
    Construction and land development      17,635          1,989                 -             60            2,538       22,222
    Other                                  18,587         12,201             3,909          4,838           16,858       56,393
                                           ------         ------             -----          -----           ------       ------
        Total                              55,408         26,907            46,933         28,499           36,781      194,528
Commercial                                 32,897         13,518             7,416          2,624           30,673       87,128
Lease financing receivables                 3,128          4,227                 -            534                -        7,889
Installment and other                       5,902         35,015               150          1,030              699       42,796
                                            -----         ------            ------          -----           ------       ------
    Gross Loans                            97,335         79,667            54,499         32,687           68,153      332,341
Less unearned fees                            410              -                 -              -                -          410
                                         --------      ---------        ----------      ---------       ----------    ---------
    Total loans receivable               $ 96,925      $  79,667        $   54,499      $  32,687       $   68,153    $ 331,931
                                         ========      =========        ==========      =========       ==========    =========






                                                                            December 31, 1999
                                           ---------------------------------------------------------------------------------------
                                                               Over one year
                                                              through five years                 Over five years
                                            One year   ------------------------------   -----------------------------
                                            or less     Fixed Rate     Floating Rate     Fixed Rate    Floating Rate         Total
                                           ---------   ------------   ---------------   ------------  ---------------        -----
                                                                              (In Thousands)
Loans secured by real estate
    One to four family                      $ 30,055       $  4,075        $   25,328      $  27,853       $   16,461    $ 103,772
    Construction and land development         18,649          1,075               606              -               21       20,350
    Other                                     22,554          7,266             4,742          7,151            1,531       43,245
                                              ------          -----             -----          -----            -----       ------
        Total                                 71,258         12,416            30,676         35,004           18,013      167,367
Commercial                                    51,042         17,388            13,359          3,338            1,815       86,942
Lease financing receivables                    4,561          1,554             1,194            298              162        7,769
Installment and other                         11,485         33,441               287          2,295               29       47,536
                                           ---------      ---------        ----------      ---------       ----------    ---------
    Gross Loans                              138,346         64,799            45,516         40,935           20,019      309,614
Less unearned fees                                52             83               177             24               23          359
                                           ---------      ---------        ----------      ---------       ----------    ---------
    Total loans receivable                 $ 138,294      $  64,716        $   45,339      $  40,910       $   19,996    $ 309,255
                                           =========      =========        ==========      =========       ==========    =========

NON-PERFORMING LOANS

Non-performing loans consist of loans 90 days or more delinquent and still accruing interest, nonaccrual loans, and restructured loans. When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest, regardless of the delinquency status of a loan, the accrual of interest income is discontinued and any interest accrued to date is reversed through a charge to income. While a loan is on nonaccrual status, it is the Company's policy that interest income is recognized only after payment in full of principal. Generally, management places loans which are greater that 90 days past due on nonaccrual.

The following table presents information concerning the nonperforming assets of the Company at the dates indicated.

                                                                                DECEMBER 31,
                                                            --------------------------------------------------------
                                                               2000        1999        1998        1997         1996
                                                             -------      ------      ------      ------        ----
                                                                           (Dollars In Thousands)
 Non-accrual loans                                          $  2,705    $  1,792    $  2,241    $  1,078    $  1,652
 Loans 90 days past due and still accruing                     1,518         621         431         517         236
                                                            --------    --------    --------    --------    --------
    Non-performing loans                                       4,223       2,413       2,672       1,595       1,888
 Other real estate owned                                         340         792         906         367         327
                                                            --------    --------    --------    --------    --------
    Total non-performing assets                             $  4,563    $  3,205    $  3,578    $  1,962    $  2,215
                                                            ========    ========    ========    ========    ========
 Non-performing loans as a percentage of
    total loans                                                1.27%       0.78%       1.04%       0.71%       1.03%
 Non-performing loans as a percentage of
    total assets                                               0.85%       0.62%       0.81%       0.51%       0.74%


Total non-performing assets totaled $4.6 million at December 31, 2000 compared to $3.2 million at December 31, 1999, representing an increase of 42.4%. The increase in non-performing loans was essentially generated from a $870,000 increase in non-performing loans resulting from three large credits acquired in the acquisition of ComBankshares, Inc. in the fourth quarter of 1999, a $300,000 increase related to a bankruptcy, and a $353,000 related to a real estate development property.

Other real estate owned at December 31, 2000 consisted of 9 properties held by the Company's subsidiary banks, a decrease from 18 properties at December 31, 1999. One property with a book value of $81,000 represents a commercial real estate lot foreclosed in 1998 and another property with a book value of $98,500 was added with the acquisition of ComBankshares, Inc. during the fourth quarter of 1999. The remaining properties represent commercial properties with a book value of $160,500. Management is not aware of any adverse trend relating to the Company's loan portfolio.

As of December 31, 2000 and 1999, there were no significant balance of loans excluded from nonperforming loans set forth above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loans repayment terms and which may resulting in such loans becoming non-performing.

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

The following table sets forth information regarding changes in the allowance for loan losses of the Company for the periods indicated.

                                                                              YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------
                                                          2000         1999          1998         1997           1996
                                                    -----------   ----------    ----------   ----------    ----------
                                                                          (Dollars in Thousands)
 Average total loans                                $   324,198   $  267,695    $  245,012   $  200,747    $  165,725
 Total loans at end of period                       $   331,931   $  329,924    $  256,126   $  223,675    $  183,494
 Allowance at beginning of year                     $     3,320   $    2,541    $    1,629   $    1,518    $    1,289
 Loans charged off:
    Real Estate:
      One to four family                                    (15)         (20)          (14)          (6)           (8)
      Construction                                            -            -             -            -             -
      Other                                                 (32)           -             -            -             -
    Commercial                                             (217)        (198)         (169)        (655)         (316)
    Lease financing receivables                            (154)         (19)            -            -             -
    Installment and other                                  (570)        (542)         (540)        (481)         (371)
                                                          -----        -----         -----        -----         -----
      Total charge-offs                                    (988)        (779)         (723)      (1,142)         (695)
 Recoveries
    Real Estate:
      One to four family                                      -           23             1            -             -
      Construction                                            4            -             -            -             -
      Other                                                   4            -             -            -             9
    Commercial                                               50           38            28           59            49
    Lease financing receivables                              25            1             -            -             -
    Installment and other                                   142          161           120           99            92
                                                     ----------    ---------     ---------    ---------    ----------
      Total recoveries                                      225          223           149          158           150
 Net (charge-offs) recoveries                              (763)        (556)         (574)        (984)         (545)
 Provision for loan losses                                1,001          902         1,486        1,095           623
 Allowance of acquired bank                                 353          433             -            -           151
                                                     ----------    ---------     ---------    ---------     ---------
 Allowance at end of period                          $    3,911    $   3,320     $   2,541    $   1,629     $   1,518
                                                     ==========    =========     =========    =========     =========
 Ratio of net charge-offs to average total loans           0.24%        0.21%         0.23%        0.49%         0.33%
 Allowance to total loans at end of period                 1.18%        1.07%         0.99%        0.73%         0.83%
 Allowance to nonperfoming loans                          92.61%      137.59%        95.10%      102.13%        80.36%


The allowance for loan losses has increased steadily over the last five years due to the Company's growth in its loan portfolio. The allowance for loan loss to total loans at December 31, 2000 increased to 1.18% primarily due to provisions taken for the Company's internal loan growth, as well as an increase of $353,000 in the allowance existing at the acquisition of Fort Calhoun Investment Co. in the first quarter of 2000.

Net charge-offs were $763,000 for the year ended 2000, compared to $556,000 for 1999, $574,000 for 1998, $984,000 for 1997, and $545,000 for 1996. The $207,000
increase of charge-offs in 2000 was primarily attributable to $182,000 of charge-offs from a full year of operations at the bank the Company acquired from ComBankshares, Inc., versus one month of operations for the acquisition in 1999. Charge-offs were higher in 1997 as a result of a large commercial loan customer which filed for bankruptcy. As a result, charge-offs of $557,000 were recognized on this loan.

The Company's lending personnel are responsible for continuous monitoring of the loan portfolio. Additionally, since 1997, the Company has retained an independent loan review company, which reviews the loan portfolio on a quarterly basis to determine compliance with loan policy, including the appropriateness of risk ratings assigned to individual loans, as well as the adequacy of the allowance for loan losses. The allowance for loan losses is based primarily on management's estimates of probable loan losses from the foregoing processes and historical experience. The Company's loan portfolio is also subject to periodic examination by regulatory agencies. These agencies may require charge-offs or additions to the allowance based upon their judgments about information available at the time of their examination.

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

                                                                                December 31,
                                              -----------------------------------------------------------------------------
                                                        2000                       1999                       1998
                                              -----------------------   ------------------------  -------------------------
                                                             Loans in                   Loans in                   Loans in
                                                             Category                   Category                   Category
                                                                as of                      as of                      as of
                                                  Amount   Percentage        Amount   Percentage       Amount    Percentage
                                                of Gross     of Total      of Gross     of Total     of Gross      of Total
                                               Allowance        Loans     Allowance        Loans    Allowance         Loans
                                              ----------      -------   -----------      -------  -----------       -------
                                                                           (Dollars In Thousands)
 Loans secured by real estate
     One to four family                           $  161        34.8%        $  250        33.6%       $  213         33.2%
     Construction and land development                29         6.7%            16         6.6%           36          5.6%
     Other                                           126        17.0%            85        14.0%           65         10.2%
 Commercial                                        2,211        26.2%         1,012        28.1%          945         36.8%
 Lease financing receivables                          76         2.4%            50            0            -             -
 Installment and other                               828        12.9%           836        15.2%          550         14.2%
 Unallocated                                         480            -         1,071            -          732             -
                                                 -------       ------       -------       ------      -------        ------
                                                 $ 3,911       100.0%       $ 3,320       100.0%      $ 2,541        100.0%
                                                 =======       ======       =======       ======      =======        ======


                                                             December 31,
                                         ----------------------------------------------------
                                                     1997                       1996
                                         -------------------------   ------------------------
                                                          Loans in                   Loans in
                                                          Category                   Category
                                                             as of                      as of
                                              Amount    Percentage       Amount    Percentage
                                            of Gross      of Total     of Gross      of Total
                                           Allowance         Loans    Allowance         Loans
                                         -----------       -------  -----------       -------
                                                           (Dollars In Thousands)

                                             $   185         33.1%      $   159         34.7%
 Loans secured by real estate                     31          5.5%           24          5.2%
     One to four family                           67         12.1%           52         11.3%
     Construction and land development           750         33.5%          577         31.3%
     Other                                         -             -            -             -
 Commercial                                      537         15.8%          484         17.5%
 Lease financing receivables                      59             -          222             -
 Installment and other                       -------        ------      -------        ------
 Unallocated                                 $ 1,629        100.0%      $ 1,518        100.0%
                                             =======        ======      =======        ======


The provision for loan losses takes into account many factors such as the Company's prior experience with loan losses and an evaluation of the risks in the loan portfolio at any given time, including changes in economic, operating, and other conditions of borrowers, the economies in the Company's areas of operations and to a lesser extent, the national economy and several other factors beyond the control of the Company. The allowance for loan losses allocated to commercial loans increased $1.2 million or 118% at December 31, 2000 versus December 31, 1999 due to the increase of commercial loans in the Company's loan portfolio as a percent of total loans. The allowance for loan losses as a percent of total loans allocated to commercial loans decreased to 26.2% for 2000 from 28.1% for 1999 as a result on the increase in commercial loans in the Company's loan portfolio as a percent of total loans.

INVESTMENTS

The Company invests a portion of its available funds in short-term and long-term instruments, including federal funds sold and investment securities. The Company's investment portfolio is designed to provide liquidity for cash-flow requirements, to assist in managing interest rate risk, and to provide collateral for certain public deposits and other borrowing arrangements. At December 31, 2000 and 1999, the investment portfolio was comprised principally of obligations of U.S. Government or its agencies, obligations of states and political subdivisions, and mortgage-backed securities.

The following table presents the Company's investments in certain securities accounted for as available for sale and held to maturity. "Other" investments is comprised of Federal Home Loan Bank stock, Federal Reserve Bank stock, mutual funds, and certain equity securities, all of which carry no stated maturity.

                                                                      DECEMBER 31,
                                                           -----------------------------
                                                                   2000           1999
                                                           --------------      ---------
                                                                   (In Thousands)
 Securities available for sale:
     U.S. Treasury Securities and government agencies           $  52,542      $  58,012
     Obligations of state and political subdivisions                1,957          2,828
     Mortgage-backed securities                                    70,159         70,592
     Other                                                          7,702          5,469
                                                                  -------        -------
         Total available for sale securities                      132,360        136,901
                                                                  -------        -------
 Securities held to maturity:
     U.S. Treasury Securities and government agencies               2,300          2,300
     Obligations of state and political subdivisions               21,920         22,580
     Other                                                            644            750
                                                                   ------         ------
         Total held to maturity securities                         24,864         25,630
                                                                   ------         ------
         Toal Investment securities                             $ 157,224      $ 162,531
                                                                =========      =========

At December 31, 2000 and 1999, the investment portfolio did not contain investments which were considered to be derivatives, structured notes or similar instruments that are classifies as "High-Risk Securities" as defined by the Federal Financial Institutions Examinations Council.

The following tables set forth a summary of the maturities in the investment portfolio at December 31, 2000 and December 31, 1999.

                                                                DECEMBER 31, 2000
                                      -------------------------------------------------------------------------
                                                                  OVER ONE YEAR           OVER FIVE YEARS
                                                                     THROUGH                  THROUGH
                                        ONE YEAR OR LESS            FIVE YEARS                TEN YEARS
                                      --------------------      -------------------     --------------------
                                        AMOUNT      YIELD        AMOUNT      YIELD        AMOUNT      YIELD
                                      ---------    -------      --------    -------      --------    -------
                                                               (Dollars In Thousands)
 U.S. Treasury and agencies             $ 4,152      6.20%      $ 35,585      6.58%      $ 15,105      6.92%
 Obligations of states and political
      subdivisions                          598      7.27%         6,536      7.65%         8,675      7.32%
 Mortgage-backed securities               6,447      6.52%        33,007      6.57%        21,732      7.08%
 Other (1)                                5,856          -             -          -         1,818      7.21%
                                       --------                 --------                 --------
                                       $ 17,053                 $ 75,128                 $ 47,330
                                       ========                 ========                 ========


                                                         DECEMBER 31, 2000
                                           -----------------------------------------------
                                              OVER TEN YEARS                  TOTAL
                                           ---------------------        ------------------
                                            AMOUNT        YIELD          AMOUNT      YIELD
                                           --------      -------        --------     -----
                                                        (Dollars In Thousands)
 U.S. Treasury and agencies                   $   -                    $  54,842      6.65%
 Obligations of states and political
      subdivisions                            8,068        7.62%          23,877      7.50%
 Mortgage-backed securities                   8,973        7.46%          70,159      6.85%
 Other (1)                                      672       10.00%           8,346      2.38%
                                           --------                    ---------
                                           $ 17,713                    $ 157,224
                                           ========                    =========


(1) Other securities consist principally of Federal Home Loan Bank stock, Federal Reserve Bank stock, and mutual funds which have no stated maturity.


                                                                                DECEMBER 31, 1999
                                                   --------------------------------------------------------------------------
                                                                                 OVER ONE YEAR          OVER FIVE YEARS
                                                                                    THROUGH                  THROUGH
                                                      ONE YEAR OR LESS           FIVE YEARS                TEN YEARS
                                                   -------------------      -------------------      -------------------
                                                     AMOUNT      YIELD        AMOUNT      YIELD        AMOUNT      YIELD
                                                     ------      -----        ------      -----        ------      -----
                                                                            (Dollars In Thousands)
 U.S. Treasury and agencies                        $ 11,230      6.65%      $ 32,278      6.14%      $ 14,508      6.73%
 Obligations of states and political
      subdivisions                                    4,795      8.13%        11,609      7.63%         3,961      7.32%
 Mortgage-backed securities                          12,138      6.50%        33,498      6.43%        10,993      7.01%
 Other (1)                                            4,964          -             -          -             -          -
                                                   --------                 --------                 --------
                                                   $ 33,128                 $ 77,385                 $ 29,462
                                                   ========                 ========                 ========


                                                                    DECEMBER 31, 1999
                                                   --------------------------------------------------
                                                             OVER TEN YEARS                TOTAL
                                                     ----------------------       --------------------
                                                        AMOUNT        YIELD         AMOUNT       YIELD
                                                        ------       ------        --------      -----

 U.S. Treasury and agencies                            $ 3,551        6.72%       $  61,568      6.24%
 Obligations of states and political
      subdivisions                                       5,043        7.42%          25,408      7.46%
 Mortgage-backed securities                             13,962        6.47%          70,591      6.69%
 Other (1)                                                   -            -           4,964          -
                                                      --------                    ---------
                                                      $ 22,556                    $ 162,531
                                                      ========                    =========


 (1) Other securities consist principally of Federal Home Loan Bank stock, Federal Reserve Bank stock, and mutual funds which have no stated maturity.

DEPOSITS

The Company's primary source of funds has historically been customer deposits, which totaled $442.2 million at December 31, 2000, a $7.1 million increase from December 31, 1999. Deposits increased to $435.1 million at December 31, 1999 from $384.3 at December 31, 1998 primarily due to branch acquisitions.

The following table sets forth the average balances and weighted average rates for the Company's categories of deposits for the periods indicated.

                                                                   YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------------
                                                  2000                        1999                        1998
                                       ---------------------       ----------------------       ---------------------
                                         AVERAGE    AVERAGE          AVERAGE     AVERAGE         AVERAGE      AVERAGE
                                         BALANCE       RATE          BALANCE        RATE         BALANCE         RATE
                                       ----------     ------        ---------      ------       ---------        ----
                                                                (Dollars In Thousand)
 Noninterest-bearing
     demand                            $   50,068                  $   42,706                  $    39,707
 Interest-bearing demand                  120,832      3.14%          112,258       2.99%          107,412       3.12%
 Savings                                   24,249      2.41%           20,486       2.64%           19,551       2.68%
 Time                                     245,593      5.86%          207,731       5.24%          198,006       5.52%
                                          -------                     -------                      -------
     Total                             $  440,742                  $  383,180                  $   364,676
                                       ==========                  ==========                   ==========


The following table summarizes at December 31, 2000 and December 31, 1999, the Company's certificates of deposit of $100,000 or more by time remaining until maturity.

                                                     DECEMBER 31,
                                              ------------------------
                                                   2000          1999
                                                 -------        ------
                                                     (In Thousands)
REMAINING MATURITY
 Less than three months                       $   28,828    $   28,764
 Three months up to six months                    16,187        17,379
 Six months up to one year                        23,636        14,220
 One year and over                                10,907        10,996
                                                  ------        ------
     Total                                    $   79,558    $   71,359
                                              ==========    ==========


FEDERAL HOME LOAN BANK AND FEDERAL RESERVE BANK BORROWINGS

The subsidiary banks are members of the Federal Home Loan Bank of Topeka (FHLB), which is one of 12 regional Federal Home Loan Banks. The FHLB system functions as a central bank providing credit for members. As members of the FHLB, the Company's subsidiary banks are entitled to borrow funds from the FHLB and are required to own FHLB stock in an amount determined by a formula based upon total assets and FHLB borrowings. The Company's subsidiary banks may use FHLB borrowings to supplement deposits as a source of funds. At December 31, 2000, FHLB borrowings aggregated $30.9 million, compared to $24.1 million at December 31, 1999, and $9.2 million at December 31, 1998. At December 31, 2000, based on its FHLB stockholdings, the aggregate available and unused borrowing capacity of the Company's subsidiary banks was approximately $77.1 million, which was available through a line of credit and term advances. FHLB borrowings are collateralized by FHLB stock and certain qualifying mortgage loans of the Company's subsidiary banks.

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

TeamBank, N.A. is a member bank of the Federal Reserve Bank of Kansas City and may use the Federal Reserve Bank discount window to meet short-term funding needs. These loans are available on a secured basis. Generally the banks pledge U.S. Government or qualifying municipal securities for these notes. None of the Company's subsidiary banks have utilized short-term Federal Reserve Bank borrowings for over five years.

CAPITAL RESOURCES

The Company monitors compliance with bank and financial holding company regulatory capital requirements, focusing primarily on risk-based guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy, core capital and total capital, which consists of core and secondary capital. Core capital, also known as Tier 1 capital, generally includes common shareholders' equity, perpetual preferred stock and minority interests in consolidated subsidiaries, less goodwill and intangible assets. No more than 25% of core capital elements may consist of cumulative preferred stock. Total risk based capital, also known as Tier 2 capital, generally includes the allowance for loan losses limited to 1.25% of weighted risk assets, certain forms of perpetual preferred stock, as well as hybrid capital instruments.

The following tables present the Company's capital ratios as of the indicated dates.

                                                            RISK BASED CAPITAL RATIOS
                                             -------------------------------------------------------------
                                                                 AT DECEMBER 31,
                                             -------------------------------------------------------------
                                                    2000                  1999                 1998
                                             -----------------     -----------------     -----------------
                                               AMOUNT   RATIO       AMOUNT    RATIO       AMOUNT   RATIO
                                             --------- -------     --------  -------     --------    -----
                                                              (Dollars In Thousands)
 Core capital                                 $ 28,809   8.49%     $ 30,133    9.45%     $ 18,936   7.05%
 Core capital minimum requirement (1)           13,567   4.00%       12,756    4.00%       10,737   4.00%
                                                ------   -----       ------    -----       ------   -----
 Excess                                       $ 15,242   4.49%     $ 17,377    5.45%      $ 8,199   3.05%
                                              ========   =====     ========    =====      =======   =====

 Total risk based capital                       32,720   9.65%       33,453   10.49%       21,477   8.00%
 Total risk based capital requirement           27,135   8.00%       25,512    8.00%       21,474   8.00%
                                                ------   -----       ------    -----       ------   -----
 Excess                                        $ 5,585   1.65%      $ 7,941    2.49%       $    3   0.00%
                                               =======   =====      =======    =====       ======   =====
      Total risk adjusted assets             $ 339,183            $ 318,896             $ 260,433
                                             =========            =========             =========

                                                                     LEVERAGE RATIOS
                                             ------------------------------------------------------------
                                                                     AT DECEMBER 31,
                                             ------------------------------------------------------------
                                                     2000                 1999                 1998
                                             -----------------    ------------------    -----------------
                                               AMOUNT    RATIO      AMOUNT     RATIO      AMOUNT    RATIO
                                             ---------   -----    ---------    -----    ---------   -----
                                                                (Dollars In Thousands)
 Core capital                                 $ 28,809   5.50%     $ 30,133    5.94%     $ 18,936   4.50%
 Core capital minimum requirement (2)           20,944   4.00%       20,283    4.00%       16,847   4.00%
                                                ------   -----       ------    -----       ------   -----
 Excess                                        $ 7,865   1.50%      $ 9,850    1.94%      $ 2,089   0.50%
                                               =======   =====      =======    =====      =======   =====
 Average total assets                        $ 523,600            $ 507,069             $ 421,184
                                             =========            =========             =========

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company will implement SFAS No. 133 as amended, effective for the fiscal year beginning January 1, 2001. The adoption of the standard did not have a significant impact on the consolidated financial statements of the Company

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LIQUIDITY

The Company continuously forecasts and manages its liquidity in order to satisfy cash flow requirements of depositors and borrowers and allow the Company to meet its own cash flow needs. The Company has developed internal and external sources of liquidity to meet its continued growth needs. These include, but are not limited to, the ability to raise deposits through branch promotional campaigns, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank. The Company's most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on the Company's operating, financing, lending, and investing activities during any given period. At December 31, 2000 and December 31, 1999, these liquid assets totaled $157.7 million and $159.4 million, respectively. Management believes the Company's sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

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

Below is a static gap schedule for the Company as of December 31, 2000. This is just one of several tools which may be used to measure and manage interest rate sensitivity. Earning assets and interest-bearing liabilities are presented below within selected time intervals based on their repricing and maturity characteristics. In this view, the sensitivity position is perfectly matched when an equal amount of assets and liabilities reprice during any given time period. Excess assets or liabilities repricing in a given time period results in the interest rate gap shown in the table. A positive gap indicates more assets than liabilities will reprice in that time period, while a negative gap indicates more liabilities than assets will reprice.

                                                                STATIC GAP ANALYSIS AT DECEMBER 31, 2000
                                                         ------------------------------------------------------
                                                           3 Months      4 Through     13 Through    37 Through
                                                            Or Less       12 Months     36 Months     60 Months
                                                                          (Dollars In Thousands)
 Interest Earning Assets:
     Loans receivable, net of unearned income            $    29,536    $   69,720    $   75,647    $   57,775
     Investment securities available for sale                  1,241        13,072        41,210        27,473
     Investment securities held to maturity                      765         1,975         3,867         2,578
     Federal funds sold and interest bearing deposits         16,665             -             -             -
     Other interest earning assets                                 -             -             -             -
                                                              ------        ------       -------        ------
 Total interest earning assets                                48,207        84,767       120,724        87,826
                                                              ------        ------       -------        ------

 Interest Bearing Liabilities:
     Savings deposits and interest-bearing checking          137,856             -             -             -
     Time deposits under $100,000                             42,804        83,568        44,269         5,044
     Time deposits over $100,000                              40,555        31,405         6,998           600
     Federal funds purchased and securities                        -             -             -             -
         sold under agreements to repurchase                   7,353             -             -             -
     Federal Home Loan Bank Advances                           4,000         1,400         2,200        15,108
     Notes Payable                                                 -        14,425             -             -
                                                             -------       -------        ------        ------
 Total interest bearing liabilities                          232,568       130,798        53,467        20,752
                                                             -------       -------        ------        ------

 Periodic Repricing Gap                                     (184,361)      (46,031)       67,257        67,074
 Cumulative Repricing Gap                                   (184,361)     (230,392)     (163,135)      (96,061)
 Periodic Repricing Gap as a percent
     of interest earning assets                              (382.44)%      (54.30)%       55.71%        76.37%
 Cumulative Repricing Gap as a percent
     of interest earning assets                              (382.44)%     (271.79)%     (135.13)%     (109.38)%


                                                      STATIC GAP ANALYSIS AT DECEMBER 31, 2000
                                                      ----------------------------------------
                                                       61 Through     More Than
                                                        120 Months    120 Months    Total
                                                              (Dollars In Thousands)
 Interest Earning Assets:
     Loans receivable, net of unearned income          $   89,129    $   10,124    $  331,931
     Investment securities available for sale              39,721         9,643       132,360
     Investment securities held to maturity                 7,609         8,070        24,864
     Federal funds sold and interest bearing deposits           -             -        16,665
     Other interest earning assets                              -             -             -
                                                          -------        ------       -------
 Total interest earning assets                            136,459        27,837       505,820
                                                          -------        ------       -------

 Interest Bearing Liabilities:
     Savings deposits and interest-bearing checking             -             -       137,856
     Time deposits under $100,000                             140             -       175,825
     Time deposits over $100,000                                -             -        79,558
     Federal funds purchased and securities                     -             -             -
         sold under agreements to repurchase                    -             -         7,353
     Federal Home Loan Bank Advances                        3,241         5,000        30,949
     Notes Payable                                              -             -        14,425
                                                            -----         -----       -------
 Total interest bearing liabilities                         3,381         5,000       445,966
                                                            -----         -----       -------

 Periodic Repricing Gap                                   133,078        22,837        59,854
 Cumulative Repricing Gap                                  37,017        59,854
 Periodic Repricing Gap as a percent
     of interest earning assets                            97.52%        82.04%
 Cumulative Repricing Gap as a percent
     of interest earning assets                            27.13%       215.02%

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

The following table indicates that at December 31, 2000, if there had been a sudden and sustained increase in prevailing market interest rates, the Company's 2001 interest income would be expected to decrease, while a decrease in rates would indicate an increase in income.

                                                       Net Interest     (Decrease)       Percent
 Change in Interest Rates                                   Income       Increase         Change
----------------------------------------------            ---------     ----------       -------
                                                                  (Dollars In Thousands)
 200 basis point rise                                    $   19,182     $     (471)         (2.39)%
 100 basis point rise                                        19,497           (156)         (0.79)
 base rate scenario                                          19,653              -              -
 100 basis point decline                                     19,876            223           1.14
 200 basis point decline                                     20,177            524           2.67


The Company also believes it is appropriately positioned for future interest rate movements, although it may experience some fluctuation in net interest income due to short-term timing differences between the repricing of assets and liabilities.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                                            37

Consolidated Statements of Financial Condition as of December 31, 2000 and 1999         38

Consolidated Statements of Operations for the
         Fiscal Years Ended December 31, 2000, 1999, and 1998                           39

Consolidated Statements of Comprehensive Income for the
         Fiscal Years Ended December 31, 2000, 1999, and 1998                           40

Consolidated Statements of Changes In Stockholders' Equity for the
         Fiscal Years Ended December 31, 2000, 1999, and 1998                           41

Consolidated Statements of Cash Flows for the
         Fiscal Years Ended December 31, 2000, 1999, and 1998                           42

Notes to Consolidated Financial Statements                                              43

INDEPENDENT AUDITORS' REPORT

Board of Directors
Team Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Team Financial, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team Financial, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Kansas City, Missouri
February 16, 2001

                      TEAM FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)


                                                                                December 31,             December 31,
 ASSETS                                                                                 2000                     1999
                                                                               ------------------  -------------------

 Cash and due from banks                                                       $       8,702            $      17,458
 Federal funds sold and interest bearing bank deposits                                16,665                    5,049
                                                                                      ------                    -----
    Cash and cash equivalents                                                         25,367                   22,507
                                                                                      ------                   ------

 Investment securities
   Available for sale, at fair value (amortized cost of $132,291 and
    $139,618 at December 31, 2000 and December 31, 1999, respectively)               132,360                  136,901
   Held to maturity, at cost (fair value of $25,161 and $25,135
    at December 31, 2000 and December 31, 1999, respectively)                         24,864                   25,630
                                                                                      ------                   ------
    Total investment securities                                                      157,224                  162,531
                                                                                     -------                  -------

 Loans receivable, net of unearned fees                                              331,931                  309,255
 Allowance for loan losses                                                            (3,911)                  (3,320)
                                                                                     -------                  -------
    Net loans receivable                                                             328,020                  305,935
                                                                                     -------                  -------

 Accrued interest receivable                                                           5,453                    4,911
 Premises and equipment, net                                                          10,007                    9,770
 Assets acquired through foreclosure                                                     340                      792
 Goodwill, net of accumulated amortization                                            10,914                    9,263
 Other assets                                                                          2,280                    2,496
                                                                                       -----                    -----

    Total assets                                                               $     539,605            $     518,205
                                                                               =============            =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:

   Checking deposits                                                           $     126,180            $     124,415
   Savings deposits                                                                   21,028                   22,135
   Money market deposits                                                              39,604                   46,889
   Certificates of deposit                                                           255,383                  241,677
                                                                                     -------                  -------
    Total deposits                                                                   442,195                  435,116
                                                                                     -------                  -------
 Federal Funds purchased and securities sold
   under agreements to repurchase                                                      7,353                    9,227
 Federal Home Loan Bank advances                                                      30,949                   24,055
 Notes payable                                                                        14,425                    9,924
 Accrued expenses and other liabilities                                                4,884                    2,314
                                                                                       -----                    -----

   Total liabilities                                                                 499,806                  480,636
                                                                                     -------                  -------

 Stockholders' Equity:
 Preferred stock, no par value, 10,000,000 shares authorized, no shares issued             -                        -
 Common stock, no par value, 50,000,000 shares authorized; 4,163,545 and
   4,157,053 shares issued; 3,881,940 and 4,130,048 shares outstanding at
   December 31, 2000 and December 31, 1999                                            25,324                   25,268
 Capital surplus                                                                         103                      122
 Retained earnings                                                                    16,771                   14,356
 Treasury stock, 281,605 and 27,005 shares of common stock at cost
   at December 31, 2000 and December 31, 1999 respectively                            (2,442)                    (187)
 Accumulated other comprehensive income (loss)                                            43                   (1,990)
                                                                                   ---------                  -------

   Total stockholders' equity                                                         39,799                   37,569
                                                                                   ---------                  -------

   Total liabilities and stockholders' equity                                  $     539,605            $     518,205
                                                                               =============            =============


 SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      TEAM FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    Year Ended December 31,
                                                            ---------------------------------------------------------------
                                                                      2000                    1999                     1998
                                                            ------------------    -----------------        ----------------
INTEREST INCOME:
Interest and fees on loans                                    $     29,737            $     23,825             $     23,183
Taxable investment securities                                        9,499                   7,450                    7,127
Nontaxable investment securities                                     1,074                   1,160                    1,133
Other                                                                  335                     467                      411
                                                                    ------                  ------                   ------

  Total interest income                                             40,645                  32,902                   31,854
                                                                    ------                  ------                   ------

INTEREST EXPENSE:
Deposits
  Checking deposits                                                  2,149                   1,856                    2,016
  Savings deposits                                                     581                     542                      523
  Money market deposits                                              1,655                   1,480                    1,351
  Certificates of deposit                                           14,382                  10,878                   10,917
Federal funds purchased and securities sold
  under agreements to repurchase                                       582                     490                      528
FHLB advances                                                        1,778                     892                      300
Notes payable                                                        1,120                     685                      938
                                                                     -----                  ------                   ------

  Total interest expense                                            22,247                  16,823                   16,573
                                                                    ------                  ------                   ------

  Net interest income before provision for loan losses              18,398                  16,079                   15,281

Provision for loan losses                                            1,001                     902                    1,486
                                                                     -----                  ------                   ------

  Net interest income after provision for loan losses               17,397                  15,177                   13,795
                                                                    ------                  ------                   ------

OTHER INCOME:
Service charges                                                      3,425                   2,352                    2,039
Trust fees                                                             566                     597                      454
Gain on sales of mortgage loans                                        515                     413                      664
Gain (loss) on sales of investment securities                          (53)                      1                       18
Other                                                                1,407                   1,220                    1,431
                                                                     -----                   -----                    -----

  Total other income                                                 5,860                   4,583                    4,606
                                                                     -----                   -----                    -----

OTHER EXPENSES:
Salaries and employee benefits                                       9,192                   7,654                    7,835
Occupancy and equipment                                              2,138                   1,782                    1,805
Data processing                                                      1,868                   1,494                    1,265
Professional fees                                                    1,071                     596                      645
Marketing                                                              275                     291                      479
Supplies                                                               307                     251                      320
Goodwill amortization                                                  722                     453                      405
Conversion                                                              70                     151                        -
Other                                                                3,192                   2,799                    2,630
                                                                     -----                   -----                    -----

  Total other expenses                                              18,835                  15,471                   15,384
                                                                    ------                  ------                   ------

  Income before income taxes                                         4,422                   4,289                    3,017

Income taxes                                                         1,229                   1,120                      673
                                                                     -----                   -----                    -----

  Net income                                                  $      3,193            $      3,169             $      2,344
                                                              ============            ============             ============

Shares applicable to basic and diluted income per share          3,916,980               3,403,478                2,765,632

Basic and diluted income per share                            $       0.82            $       0.93             $       0.85
                                                              ============            ============             ============

                      TEAM FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                                                Year Ended December 31,
                                                                                 -------------------------------------------------
                                                                                         2000              1999               1998
                                                                                 -------------  ----------------  ----------------

 Net Income                                                                      $      3,193       $     3,169       $      2,344

Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on investment securities available for sale
   net of tax of  $753, $(1,073), and $126 in 2000, 1999, and 1998, respectively        1,995            (2,554)               228
  Reclassification adjustment for gains (losses) included in net income
   net of  tax of $15,  $0, and $(4) in 2000, 1999, and 1998, respectively                 38                 -                (22)
                                                                                 ------------       -----------       ------------
   Other comprehensive income (loss), net                                               2,033            (2,554)               206
                                                                                 ------------       -----------       ------------
   Comprehensive income                                                          $      5,226       $       615       $      2,550
                                                                                 ============       ===========       ============


 SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      TEAM FINANCIAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                    YEARS ENDED DECEMBER 31, 2000, 1999, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                ADDITIONAL
                                                            COMMON               PAID-IN              RETAINED          UNEARNED
                                                            STOCK                CAPITAL              EARNINGS        COMPENSATION
                                                           ------------   -------------------   ------------------   --------------
BALANCE, December 31, 1997                                 $    13,834             $       -          $    10,263     $     (1,451)
Common stock issued in connection with
     compensation plans (20,273 shares)                            146                     -                    -                -
Net Income                                                           -                     -                2,344                -
Dividends ($0.23 per share)                                          -                     -                 (686)               -
Treasury stock purchased (74,310 shares)                             -                     -                    -                -
Treasury stock sold in connection with
     private placement ( 31,995 shares)                              -                    31                    -                -
Treasury stock sold in exchange
     for notes payable (67,810 shares)                               -                    91                    -                -
Principal payments on ESOP notes payable                             -                     -                    -              451
Market value adjustment to redeemable
     ESOP common stock                                               -                     -                    -                -
Other comprehensive income, net of $126 in taxes                     -                     -                    -                -
                                                                ------               -------               ------           ------
BALANCE, December 31, 1998                                      13,980                   122               11,921           (1,000)
Issuance of common stock in connection with
     initial public offering (850,000 shares)                    8,331                     -                    -            1,000
Common stock issued in connection with
     compensation plans (8,710 shares)                              65                     -                    -                -
Common stock issued for acquisitions (278,245 shares)            2,892                     -                    -                -
Net Income                                                           -                     -                3,169                -
Dividends ($0.20 per share)                                          -                     -                 (734)               -
Other comprehensive income(loss), net of $(1,073) in taxes           -                     -                    -                -
                                                                ------               -------               ------          -------
BALANCE, December 31, 1999                                      25,268                   122               14,356                -
Treasury stock purchased (300,000 shares)                            -                     -                    -                -
Common stock issued in connection with
     compensation plans (51,892 shares)                             56                   (19)                   -                -
Net Income                                                           -                     -                3,193                -
Dividends ($0.20 per share)                                          -                     -                 (778)               -
Other comprehensive income (loss), net of $753 in taxes              -                     -                    -                -
                                                           -----------           -----------        -------------      -----------
BALANCE, December 31, 2000                                 $    25,324             $     103          $    16,771        $       -
                                                           ===========           ===========        =============      ===========


                                                                                                 LESS REDEEMABLE
                                                                                                   COMMON STOCK
                                                                                 ACCUMULATED     HELD BY EMPLOYEE
                                                                                    OTHER       STOCK OWNERSHIP PLAN,      TOTAL
                                                              TREASURY          COMPREHENSIVE     NET OF UNEARNED      STOCKHOLDERS
                                                               STOCK                INCOME          COMPENSATION          EQUITY
                                                          -------------   -------------------  -------------------  ---------------
BALANCE, December 31, 1997                                 $      (363)            $     359          $   (18,143)    $      4,499
Common stock issued in connection with
     compensation plans (20,273 shares)                              -                     -                    -              146
Net Income                                                           -                     -                    -            2,344
Dividends ($0.23 per share)                                          -                     -                    -             (686)
Treasury stock purchased (74,310 shares)                          (869)                    -                    -             (869)
Treasury stock sold in connection with
     private placement ( 31,995 shares)                            343                     -                    -              374
Treasury stock sold in exchange
     for notes payable (67,810 shares)                             702                     -                    -              793
Principal payments on ESOP notes payable                             -                     -                    -              451
Market value adjustment to redeemable
     ESOP common stock                                               -                     -                1,267            1,267
Other comprehensive income, net of $126 in taxes                     -                   206                    -              206
                                                                 -----                 -----               ------            -----
BALANCE, December 31, 1998                                        (187)                  565              (16,876)           8,525
Issuance of common stock in connection with
     initial public offering (850,000 shares)                        -                     -               16,876           26,207
Common stock issued in connection with
     compensation plans (8,710 shares)                               -                     -                    -               65
Common stock issued for acquisitions (278,245 shares)                -                     -                    -            2,892
Net Income                                                           -                     -                    -            3,169
Dividends ($0.20 per share)                                          -                     -                    -             (734)
Other comprehensive income(loss), net of $(1,073) in taxes           -                (2,555)                   -           (2,555)
                                                            ----------           -----------        -------------     ------------
BALANCE, December 31, 1999                                        (187)               (1,990)                   -           37,569
Treasury stock purchased (300,000 shares)                        2,615)                    -                    -           (2,615)
Common stock issued in connection with                                                     -                    -                -
     compensation plans (51,892 shares)                            360                                                         397
Net Income                                                           -                     -                    -            3,193
Dividends ($0.20 per share)                                          -                     -                    -             (778)
Other comprehensive income (loss), net of $753 in taxes              -                 2,033                    -            2,033
                                                           -----------           -----------        -------------     ------------
BALANCE, December 31, 2000                                 $    (2,442)            $      43          $         -     $     39,799
                                                           ===========           --=========        =============     ============

                      TEAM FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                           YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------------------
                                                                                  2000              1999                  1998
                                                                            ----------         ---------             ---------

Cash flows from operating activities:
  Net income                                                                 $   3,193         $   3,169             $   2,344
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Provision for loan losses                                                  1,001               902                 1,486
      Depreciation and amortization                                              1,943             2,223                 1,642
      Allocation of ESOP shares                                                    341                 -                   451
      Net loss (gain) on sales of investment securities                             53                (1)                  (18)
      Net gain on sales of mortgage loans                                         (515)             (413)                 (664)
      Net (gain) loss on sales of assets acquired through
         foreclosure                                                               (16)              151                    (4)
      Proceeds from sale of mortgage loans                                      17,033            37,107                49,024
      Origination of mortgage loans for sale                                   (19,017)          (33,270)              (53,269)
      Net (increase) decrease in other assets                                     (882)              569                  (617)
      Net increase (decrease) in accrued expenses and other liabilities          1,484              (156)                 (148)
                                                                                 -----             -----                 -----

          Net cash provided by operating activities                              4,618            10,281                   227
                                                                                 -----            ------                 ------

Cash flows from investing activities:

  Net increase in loans                                                         (7,314)          (30,591)              (25,818)
  Proceeds from sale of investment securities available-for-sale                21,374                17                13,756
  Proceeds from maturities and principal reductions of
    investment securities available-for-sale                                    13,312            48,364                36,703
  Purchases of investment securities available-for-sale                        (19,940)          (57,661)              (56,251)
  Proceeds from maturities and principal reductions of
    investment securities held-to-maturity                                       1,383             5,460                 4,624
  Purchases of investment securities held-to-maturity                             (757)           (5,195)               (8,017)
  Purchase of premises and equipment, net                                         (828)           (1,694)                 (825)
  Proceeds from sales or payments on assets acquired through
    foreclosure                                                                    739                67                    70
  Cash (paid) received for acquisitions                                         (2,731)           (4,432)               28,501
                                                                               -------           -------                ------

           Net cash provided by (used in) investing activities                   5,238           (45,665)               (7,257)
                                                                                 -----          --------               -------

Cash flows from financing activities:

  Net (decrease) increase in deposits                                          (11,211)            6,307                16,875
  Net (decrease) increase in federal funds purchased and
    securities sold under agreement to repurchase                               (2,024)            2,954                (7,285)
  Payments on Federal Home Loan Bank advances                                  (21,306)           (8,105)                  (45)
  Proceeds from Federal Home Loan Bank advances                                 26,200            19,000                 6,600
  Payments on notes payable                                                     (1,649)          (11,250)               (1,386)
  Proceeds of notes payable                                                      6,150             9,424                 5,000
  Common stock issued                                                               56             8,396                   146
  Purchase of treasury stock                                                    (2,615)                -                  (869)
  Sale of treasury stock                                                             -                 -                   374
  Dividends paid on common stock                                                  (597)             (734)                 (686)
                                                                                 -----             -----                 -----

           Net cash (used in) provided by financing activities                  (6,996)           25,992                18,724
                                                                               -------            ------                ------

           Net change in cash and cash equivalents                               2,860            (9,392)               11,694

Cash and cash equivalents at beginning of the year                              22,507            31,899                20,205
                                                                                ------            ------                ------
Cash and cash equivalents at end of the year                                 $  25,367         $  22,507             $  31,899
                                                                             =========         =========             =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
      Interest                                                               $  21,912         $  16,575             $  16,587
      Income taxes                                                                 310               825                   670
                                                                             =========         =========             =========
Noncash activities related to acquisitions:

      Investing activities:

               Increase in investments                                       $   7,287         $  21,985               $     -
               Net increase in loans                                            12,926            26,498                 2,903
               Increase in premises and equipment                                  444             1,042                   426
      Financing Activities:

               Increase in deposits                                             18,290            44,462                33,608
                                                                                ======            ======                ======
Noncash financing activities - issuance of
      treasury stock in exchange for notes payable                           $     -                 -              $      793
                                                                               =======          ========              ========

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies used in presenting the accompanying consolidated financial statements.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries, Team Financial Acquisition Subsidiary, TeamBank, N.A., Iola Bank and Trust Company, Community Bank, and Fort Calhoun Savings Bank (collectively the "Company"). All material inter-company transactions, profits, and balances are eliminated in consolidation. As described in note 10, the employees of the Company and its subsidiary participate in the Team Financial Employee Stock Ownership Plan
(ESOP). At December 31, 2000 and 1999, the ESOP owned 1,250,281 and 1,221,834 shares, respectively (approximately 32% and 29%, respectively), of the Company's outstanding common stock.

During the second quarter of 2000, the Company completed the merger by and among two of its subsidiaries, First National Bank of Parsons and TeamBank, N.A., where TeamBank, N.A. was the surviving corporation. The merger is expected to increase operating efficiencies. The Company incurred one-time conversion expenses of $70,000 to integrate the data processing systems.

In March 2000, the Company acquired Fort Calhoun Investment Co., and its subsidiary Fort Calhoun State Bank with total assets of approximately $24.8 million. This acquisition has been accounted for by the purchase method and, accordingly, the results of operations from the date of purchase have been included in the consolidated financial statements.

In December 1999, the Company acquired ComBankshares, Inc., and its subsidiary Community Bank with a total asset size of approximately $52 million.

FINANCIAL STATEMENT PRESENTATION AND USE OF ESTIMATES - The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting years. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.

SECURITIES AVAILABLE-FOR-SALE - Securities to be held for indefinite periods of time, including securities that management intends to use as a part of its asset/liability strategy that may be sold in response to changes in interest rates, loan prepayments, or other factors, are classified as available-for-sale and carried at fair value. Gains or losses on the sale of securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Unrealized holding gains or losses, net of tax, for securities available-for-sale are reported as a component of other comprehensive income.

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

MORTGAGE BANKING - Loans originated and intended for sale in the secondary market are accounted for under SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. Loans held for sale in the secondary market are carried at the lower of aggregate cost or fair value. Unrealized losses are recognized via a charge against operations through the establishment of a valuation reserve. Realized gains and losses on such loans are accounted for under the specific identification method. Qualified loan origination fees and costs are not amortized during the period the loans are held for sale.

Typically, loans are sold to permanent investors with the Company retaining the right to service the loans. Service fees are recorded in income when earned. Capitalized servicing rights are recorded at the time the loan is sold, thereby increasing the gain on sale by such amount, and subsequently amortized over nine years on a straight-line basis. Any remaining unamortized amount is charged to expense if the related loan is repaid prior to maturity.

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

Management believes that allowance for loan losses is adequate. However, additions to or recaptures from the allowances may be necessary based upon changes in economic conditions, borrower financial status, the regulatory environment, real estate values, and loan portfolio size and composition. Many of these factors are beyond the Company's control and, accordingly, periodic provisions for estimated loan losses may vary from time to time. In addition, various regulatory agencies, are an integral part of the examination process, periodically review the Company's allowance for estimated loan losses. Such agencies may develop judgments different from those of management and may require the Company to recognize provision against operations.

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

PREMISES AND EQUIPMENT - Land is carried at cost. Other premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimate useful lives of the assets or the term of the related lease, whichever is shorter. The useful lives for the principal classes of assets are:

ASSETS                                                  USEFUL LIFE
------------------------------------                    -----------------------
Buildings and improvements                              5 to 40 years
Furniture, fixtures, and equipment                      3 to 10 years

GOODWILL - Goodwill resulting from the acquisition of bank branches and subsidiaries represents the excess of the purchase price over the fair value of the net assets acquired or net liabilities assumed. Goodwill is amortized straight-line over periods ranging from ten to twenty years.

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

EARNINGS PER SHARE - Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted from issuance of common stock that then share in earnings. Potentially dilutive securities consisted of unexercised stock options at December 31, 2000 and 1999.

RECENT ACCOUNTING DEVELOPMENTS - The Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company will implement SFAS No. 133 as amended, effective for the fiscal year beginning January 1, 2001. The adoption of the standard did not have a significant impact on the consolidated financial statements of the Company.

2.  INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities are presented below:

                                                                 December 31, 2000
                                             ----------------------------------------------------------
                                                                     Gross          Gross
                                                  Amortized     Unrealized     Unrealized         Fair
                                                       Cost          Gains         Losses        Value
                                             ----------------------------------------------------------
                                                                   (In Thousands)
 Available for sale:
 Debt Securities:
     U.S. Treasury Securities                     $   2,493        $    29        $     -     $  2,522
     U.S. Agency Securities                          49,375            762            117       50,020
     Mortgage-backed securities                      70,773            276            890       70,159
     Nontaxable Municipal Securities                  1,941             19              3        1,957
     Other debt securities                            2,665             26              -        2,691
                                                  ---------        -------        -------      -------
         Total Debt Securities                      127,247          1,112          1,010      127,349
                                                  ---------        -------        -------      -------
 Equity Securities                                    5,044              6             39        5,011
                                                  ---------        -------        -------      -------
         Total Available for Sale Securities        132,291          1,118          1,049      132,360
                                                  ---------        -------        -------      -------
 Held to maturity:
 Debt Securities:
     U.S. Agency Securities                           2,300              -             10        2,290
     Nontaxable Municipal Securities                 21,920            400             93       22,227
     Taxable Municipal Securities                       644              7              7          644
                                                  ---------        -------        -------      -------
        Total Held to Maturity Securities            24,864            407            110       25,161
                                                  ---------        -------        -------      -------
                                                  $ 157,155      $   1,525      $   1,159    $ 157,521
                                                  =========      =========      =========    =========


                                                                 December 31, 1999
                                             ----------------------------------------------------------
                                                                     Gross          Gross
                                                  Amortized     Unrealized     Unrealized         Fair
                                                       Cost          Gains         Losses        Value
                                             ----------------------------------------------------------
                                                                   (In Thousands)
 Available for sale:
 Debt Securities:
     U.S. Treasury Securities                     $   4,495        $     9        $    12     $  4,492
     U.S. Agency Securities                          54,311             35            826       53,520
     Mortgage-backed securities                      72,434            302          2,144       70,592
     Nontaxable Municipal Securities                  2,050             13             30        2,033
     Taxable Municipal Securities                       785             12              2          795
     Other debt securities                              512              -              7          505
                                                  ---------        -------        -------      -------
         Total Debt Securities                      134,587            371          3,021      131,937
                                                  ---------        -------        -------      -------
 Equity Securities                                    5,031              -             67        4,964
                                                  ---------        -------        -------      -------
         Total Available for Sale Securities        139,618            371          3,088      136,901
                                                  ---------        -------        -------      -------
 Held to maturity:
 Debt Securities:
     U.S. Agency Securities                           2,300              -             44        2,256
     Nontaxable Municipal Securities                 22,175             97            527       21,745
     Taxable Municipal Securities                       405              5             22          388
     Other debt securities                              750              -              4          746
                                                  ---------        -------        -------      -------
         Total Debt Securities                       25,630            102            597       25,135
                                                  ---------        -------        -------      -------
     Equity Securities                                    -              -              -            -
                                                  ---------        -------        -------      -------
         Total Held to Maturity Securities           25,630            102            597       25,135
                                                  ---------        -------        -------      -------
                                                  $ 165,248       $    473      $   3,685    $ 162,036
                                                  =========       ========      =========    =========

Gross realized gains and losses on sale of investment securities available for sale are summarized as follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------
                                                                            2000           1999          1998
                                                                         --------         ------        ------
                                                                                     (In Thousands)
 Gain on sales of investment securities available for sale               $     36         $    1      $     20
 Loss on sales of investment securities available for sale                     89              -             2
                                                                         --------         ------      --------
 Net gain on sales of investment securities available for sale           $    (53)        $    1      $     18
                                                                         ========         ======      ========

 Proceeds from the sale of investment securities available for sale      $ 21,374         $   17      $ 13,756
                                                                         ========         ======      ========

Maturities of investment securities classified as available-for-sale and held-to-maturity are listed in the following table. Maturity dates of mortgage backed investment securities are based upon estimated maturity dates.


                                                                      December 31, 2000
                                                                     ------------ --------
                                                                       Amortized     Fair
                                                                            Cost    Value
                                                                       ---------   ------
                                                                         (In Thousands)
Available-for-sale:
    Due less than one year                                          $    8,043    $  8,037
    Due after one through five years                                    68,476      68,683
    Due after five through ten years                                    39,540      39,721
    Due after ten years                                                  9,899       9,643
    Other investments                                                    6,333       6,276
                                                                    ----------    --------
                                                                       132,291     132,360
                                                                    ----------    --------
Held-to-maturity:
    Due less than one year                                               2,740       2,734
    Due after one through five years                                     6,445       6,488
    Due after five through ten years                                     7,609       7,702
    Due after ten years                                                  8,070       8,237
                                                                    ----------    --------
                                                                        24,864      25,161
                                                                    ----------    --------
Total                                                               $  157,155    $157,521
                                                                    ==========    ========


                                                                      December 31, 1999
                                                                     ---------------------
                                                                       Amortized     Fair
                                                                            Cost    Value
                                                                       ---------   ------
                                                                         (In Thousands)
Available-for-sale:
    Due less than one year                                          $   31,605    $ 30,589
    Due after one through five years                                    69,267      68,488
    Due after five through ten years                                    20,318      19,848
    Due after ten years                                                 14,497      14,142
    Other investments                                                    3,931       3,833
                                                                    ----------    --------
                                                                       139,618     136,901
                                                                    ----------    --------
Held-to-maturity:
    Due less than one year                                               1,311       1,274
    Due after one through five years                                     8,897       8,688
    Due after five through ten years                                     9,614       9,505
    Due after ten years                                                  5,807       5,668
                                                                    ----------    --------
                                                                        25,630      25,135
                                                                    ----------    --------
Total                                                               $  165,248    $162,036
                                                                    ==========    ========

Equity securities consist primarily of Federal Home Loan Bank and Federal Reserve Bank stock.

The Company pledges investment securities to secure public deposits and for other purposes as required by state law. The following table presents the pledge status of the Company's investment securities:

                          INVESTMENT SECURITIES PLEDGED
-------------------------------------------------------------------------------

                                                                 DECEMBER 31,
                                                         -------------------------
                                                              2000          1999
                                                         ----------     ----------
                                                               (In Thousands)
     Amortized Cost                                      $  109,656     $  111,139
     Estimated Fair Value                                   108,840        108,397

3.       LOANS

Major classifications of loans at December 31, 2000 and 1999 are as follows:


                                                                       DECEMBER 31, 2000
                                                     ------------------------------------------------
 Loans Receivable                                        FIXED     ADJUSTABLE         TOTAL      MIX
                                                       --------   ------------       -------    ----
                                                                      (Dollars In Thousands)
     Loans secured by real estate
        One to four family                           $   43,034     $   72,879    $  115,913      35%
        Construction and land development                15,581          6,641        22,222       7%
        Non-farm, non-residential                        17,948         19,520        37,468      11%
        Farmland                                          6,530         10,337        16,867       5%
        Multifamily                                         545          1,513         2,058       1%
     Commercial and industrial                           30,470         32,622        63,092      19%
     Agricultural                                         9,631         14,405        24,036       7%
     Installment loans                                   39,666            779        40,445      12%
     Obligations of state and political
     subdivision                                          1,642            709         2,351       1%
     Lease financing receivables                          7,889              -         7,889       2%
                                                     ----------     ----------     ---------     ----
        Gross Loans                                     172,936        159,405       332,341
                                                     ----------     ----------     ---------
     Less unearned fees                                     410              -           410       0%
                                                     ----------     ----------     ---------     ----
        Total loans receivable                       $  172,526     $  159,405    $  331,931     100%
                                                     ==========     ==========    ==========     ====


                                                                  DECEMBER 31, 1999
                                                 -----------------------------------------------------
 Loans Receivable                                         FIXED     ADJUSTABLE          TOTAL    MIX
                                                       --------   ------------        -------   ----
                                                                       (Dollars In Thousands)
     Loans secured by real estate
        One to four family                            $   38,135     $   65,637     $  103,772    33%
        Construction and land development                 14,791          5,559         20,350     6%
        Non-farm, non-residential                         10,876         12,293         23,169     7%
        Farmland                                           5,939         12,032         17,971     6%
        Multifamily                                          899          1,206          2,105     1%
     Commercial and industrial                            27,447         35,213         62,660    20%
     Agricultural                                          8,944         15,338         24,282     8%
     Installment loans                                    41,380            676         42,056    14%
     Obligations of state and political
     subdivision                                           4,851            629          5,480     2%
     Lease financing receivables                           7,769              -          7,769     3%
                                                      ----------     ----------     ----------   ----
        Gross Loans                                      161,031        148,583        309,614
                                                      ----------     ----------     ----------
     Less unearned fees                                      219            140            359     0%
                                                      ----------     ----------     ----------   ----
        Total loans receivable                        $  160,812     $  148,443     $  309,255   100%
                                                      ==========     ==========     ==========   ====


Included in real estate mortgage loans are loans held for sale of approximately $3,847,000 and $1,379,000 at December 31, 2000 and 1999, respectively.

A summary of non-performing assets is as follows:

                                                                     December 31, 2000
                                                          -----------------------------------------
                                                                   2000                1999
                                                                   ----                ----
                                                                        (In Thousands)
Non-performing assets:
    Non-accrual loans
        Real estate loans                                    $         862       $         445
        Commercial and industrial                                      386               1,043
        Installment loans                                              650                 298
        Lease financing receivables                                    807                   6
                                                             -------------       -------------
          Total non-accrual loans                                    2,705               1,792
                                                             -------------       -------------
    Loans past due 90 days or more still accruing
        Real estate loans                                    $         326       $         292
        Commercial and industrial                                    1,119                 292
        Installment loans                                               73                  37
                                                             -------------       -------------
             Total past due 90 days or more still accruing           1,518                 621
                                                             -------------       -------------
    Total non-performing loans                                       4,223               2,413
    Assets acquired through foreclosure                                340                 792
                                                             -------------       -------------
          Total non-performing assets                        $       4,563       $       3,205
                                                             =============       =============


Impaired loans, exclusive of nonaccrual loans, are considered insignificant at December 31, 2000 and 1999, as is the amount of interest income reported on such loans during their impairment period.

Activity related to loans made to directors and executive officers of the Company during 2000 is presented below. Such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateralization (In Thousands):


 Loans to executive officers at January 1, 2000               $         3,513
     Additions                                                            672
     Amounts collected                                                (2,169)
                                                              ---------------
     Balance at December 31, 2000                             $         2,016
                                                              ===============


The Company's primary market areas in Kansas are Miami County, Allen County, Labette County, Johnson County, Dickinson County and surrounding counties. The primary market areas in Nebraska are Douglas County, Washington County, and Sarpy County and in Missouri are Vernon County and Barton County. Accordingly, the majority of the loans made by the Company's subsidiary banks are within these primary market areas.

4.       MORTGAGE BANKING ACTIVITIES

The Company services first mortgage loans for permanent investors. Escrow balances are held on deposit for first mortgage loans serviced in the Company's subsidiary banks. The aggregate first mortgage loans serviced and escrow balances held were approximately:

                                                 DECEMBER 31,
                                         ---------------------------
                                              2000            1999
                                         ----------      ----------
                                                (In Thousands)
 Mortgage loans serviced                 $  126,026      $  124,217
 Escrow deposits                                207             144


Included in gain on sales of mortgage loans are capitalized mortgage servicing rights. A summary of the mortgage servicing rights, which are included in other assets for the years ended December 31,2000, 1999, and 1998 is as follows:

                                                                                  DECEMBER 31,
                                                               ----------------------------------------------
                                                                2000                 1999               1998
                                                               ------              -------             ------
                                                                                 (In Thousands)
 Balance January 1                                             $  822               $  601             $  290
 Mortgage servicing rights capitalized during the year            148                  374                445
 Amortization                                                    (163)                (153)              (134)
                                                               ------               ------             ------
 Balance December 31                                           $  807               $  822             $  601
                                                               ======               ======             ======


Service fees earned by the Company (net of amortization of capitalized mortgage servicing rights), included in other income in the accompanying consolidated statements of operations, are as follows:

                                                     DECEMBER 31,
                                     ----------------------------------------
                                          2000           1999           1998
                                     ----------     ----------    -----------
                                                   (In Thousands)
 Service fees earned                 $      329     $      315    $       267
                                     ==========     ==========    ===========


5.       ALLOWANCE FOR LOAN LOSSES

A summary of the allowances for loan losses for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                                              December 31,
                                      ----------------------------------------------------------
                                             2000                   1999                   1998
                                      ------------           ------------           ------------
                                                             (In Thousands)
Balance, beginning of period          $      3,320           $      2,541           $      1,629
Provision for estimated loan losses          1,001                    902                  1,486
Charge-offs                                   (988)                  (779)                  (723)
Recoveries                                     225                    433                    149
Allowance of acquired banks                    353                    223                      -
                                      ------------           ------------           ------------
Balance, end of period                $      3,911           $      3,320           $      2,541
                                      ============           ============           ============

6.  BANK PREMISES AND EQUIPMENT

Major classifications of bank premises and equipment at December 31, 200 and 1999 are summarized as follows:

                                                      DECEMBER 31,
                                           --------------------------------
                                                 2000                 1999
                                           -----------          -----------
                                                     (In Thousands)
 Land                                      $     1,282          $     1,044
 Bank premises                                  10,271                9,820
 Furniture, fixtures, and equipment              7,616                6,548
                                           -----------          -----------
                                                19,169               17,412
 Less accumulated depreciation                   9,162                7,642
                                           -----------          -----------
                                           $    10,007          $     9,770
                                           ===========          ===========


Depreciation expense aggregating $1,029,000, $875,000, and $830,000 for the years ended December 31, 2000, 1999, and 1998, respectively has been included in occupancy and equipment expense in the accompanying consolidating statements of operations.

7.       DEPOSIT ACCOUNTS

Deposits are summarized as follows:


                                                                   DECEMBER 31,
                                                       --------------------------------
                                                             2000                 1999
                                                      ------------         ------------
                                                                  (In Thousands)
Demand:
    Noninterest bearing                               $     48,956         $     46,265
                                                      ------------         ------------
    Interest bearing:
       NOW                                                  77,224               78,150
       Money market                                         39,604               46,889
                                                      ------------         ------------
                                                           116,828              125,039
                                                      ------------         ------------
          Total demand                                     165,784              171,304
Savings                                                     21,028               22,135
Time                                                       255,383              241,677
                                                      ------------         ------------
Total Deposits                                        $    442,195         $    435,116
                                                      ============         ============

          Time Deposits of $100,000 and over          $     79,558         $     71,359
                                                      ============         ============

Principal maturities of time deposits at December 31, 2000 are as follows:

YEAR                                                                    AMOUNT
----                                                                    ------
                                                                 (In Thousands)
2001                                                            $      198,331
2002                                                                    40,130
2003                                                                    11,137
2004                                                                     3,577
2005                                                                     2,068
Thereafter                                                                 140
                                                                --------------
                                                                $      255,383
                                                                ==============

8.       SECURITIES SOLD UNDER AGREEEMENTS TO REPURCHASE

The Company's obligation to repurchase securities sold at December 31, 2000 and 1999 aggregated $4,732,000 and $4,827,000, respectively. Information concerning securities sold under agreements to repurchase is as follows:

                                                                  DECEMBER 31,
                                                      ----------------------------------
                                                           AMOUNT               AMOUNT
                                                      -------------        -------------
                                                             (Dollars In Thousands)
Average monthly balance during the year               $       4,876        $       5,873
Weighted average interest rate during the year                5.39%                4.96%
Maximum month-end balance during the year             $       6,132        $       9,268


At December 31, 2000, such agreements were secured by investment securities. Pledged securities are maintained by a safekeeping agent under the control of the Company.

9.       ADVANCES FROM THE FEDERAL HOME LOAN BANK AND NOTES PAYABLE

Following is a summary of the advances from the Federal Home Loan Bank and notes payable at December 31, 2000 and 1999:

                                                                                                2000           1999
                                                                                            -----------    -----------
                                                                                                 (In Thousands)
Unsecured notes payable, interest of 7.75% due in 2001.                                     $      600     $      500

Note payable, interest floating at 1.75% over one month LIBOR (8.53% at December
   31, 2000), due December 31, 2001, secured by common stock of subsidiary
   banks.                                                                                        4,500          5,000

Borrowing under a line of credit, interest floating at 1.75% over one month LIBOR (8.53% at December 31, 2000), due December 31, 2002,
   secured by common stock of subsidiary banks.  Maximum credit limit as
   of December 31, 2000 was $15,000,000.                                                         9,325          4,424

Federal Home Loan Bank borrowings by certain subsidiary banks at interest rates ranging from 4.27% to 7.09%; maturities ranging from 2000 to 2013; secured by
  real estate loans, investments securities, and Federal Home Loan Bank stock.                  30,949         24,055
                                                                                            -----------    -----------
                                                                                            $   45,374     $   33,979
                                                                                            ===========    ===========

The Company maintains a line of credit of $15,000,000 to an unrelated bank with interest floating at 1.75% over one month LIBOR, due December 31, 2002. As of December 31, 2000, the Company had $9,325,000 outstanding on the line of credit with an available balance of $5,675,000. The Company's subsidiary banks maintain lines of credit with the Federal Home Loan Bank totaling $108,046,000. As of December 31, 2000, the Company's subsidiary banks had $30,949,000 outstanding on the line of credit with an available balance of $77,097,000.

Principal maturities on advances from the Federal Home Loan Bank at December 31, 2000 are as follows:

        YEAR                                                             AMOUNT
        -----                                                      ------------
                                                                  (In Thousands)
         2001                                                        $    5,400
         2002                                                             2,000
         2003                                                               308
         2004                                                                 -
         2005                                                             5,763
   Thereafter                                                            17,478
                                                                     ----------
                                                                     $   30,949
                                                                     ==========

Management expects to renew the loan for $4,500,000 maturing December 31, 2001, but can provide no assurance to that effect.

EMPLOYEE BENEFIT PLANS

Eligible employees of the Company and subsidiary banks participate in an employee stock ownership plan (ESOP), which was formed in 1986. ESOP contributions by the Company and the banks charged to salaries and benefits expense in 2000, 1999, and 1998 aggregated $341,000, $278,000, and $542,000 respectively. The 2000 contribution was made by contributing 45,400 shares of common stock with a fair value of $7.50 per share.

In May 1994, the Company adopted an employee stock purchase plan. The plan provides employees the opportunity to purchase common stock in the Company pursuant to Section 423 of the IRC. The Company issued 6,492 and 8,710 shares in January 2000 and 1999, respectively, in exchange for cash of $56,000 and $65,000.

In January 1996, the Company implemented a bonus program, which awards employees for their performance based on certain financial and growth targets determined by management. Bonus awards are at the discretion of the compensation committee and may consist of cash, common stock, or a combination thereof. The Company and subsidiary banks charged $232,000, and $459,000 to salaries and benefits expense as a result of this bonus program in 1999 and 1998, respectively. There was no charge to salaries and benefits expense under the program for 2000.

In November 1998, the Board of Directors of the Company approved the Team Financial, Inc. 401(k) Savings Plan. The Plan became effective January 1, 1999. Employees, meeting certain conditions, are eligible to participate in the Plan immediately upon their employment date. The Company matches 50% of the first 6% of compensation, which employees contribute to the Plan. The Company's contributions vest ratably over five years. The Company and subsidiary banks charged $129,700 and $140,500 to salaries and benefits expense as a result of this program in 2000 and 1999, respectively.

In May of 1999, the Board of Directors of the Company approved a Stock Incentive Plan ( the "Plan"), which provides for several different types of stock and stock-based awards. The Plan became effective July 1,1999. Employees meeting certain conditions are eligible to participate in the Plan. The selection of participants will be solely within the discretion of the Board of Directors. The stock incentive awards authorized to be distributed under the Plan on a stand alone, combination, or tandem basis are (i) stock options, (ii) stock appreciation rights, (iii) other stock based awards. Pursuant to the Plan, 470,000 shares of Team Financial, Inc. common stock are reserved for issuance under the stock option components of the Plan. The Company granted stock options to acquire 47,250 for $6.62 per share on December 31, 2000, and 55,000 shares of stock for $8.94 per share December 31, 1999. These options vest over 10 years and expire on December 31, 2010 and December 31, 2009, respectively.

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

Had compensation costs for the stock option components of the Plan been determined based upon the fair value at the date of grant consistent with SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                         YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                  2000            1999           1998
                                                             ----------      ----------     ----------
                                                           (Dollars In Thousands, Except Per Share Data)
 Net income:
     As reported                                             $    3,193      $    3,169     $    2,344
     Pro forma                                                    3,122           3,143          2,344

 Basic and diluted earnings per share
     As reported                                             $     0.82      $     0.93     $     0.85
     Pro forma                                                     0.80            0.92           0.85

 Shares utilized in basic and diluted earnings per share      3,916,980       3,403,478      2,765,632


The fair value of options was estimated using the following weighted average information; risk free interest rate of 5.11%, expected life of 10 years, expected volatility of stock price of 20.10% and expected dividends of 2.53% per year.

11.      INCOME TAXES

Income tax expense (benefit) attributable to income from operations for 2000, 1999, and 1998 consists of the following:

                                            2000       1999        1998
                                         --------   --------     -------
                                                 (In Thousands)
 Current                                 $  1,531   $  1,238     $   730
 Deferred                                    (302)      (118)        (57)
                                         --------   --------     -------
 Total                                   $  1,229   $  1,120     $   673
                                         ========   ========     =======


Following is reconciliation between income tax expense attributable to income from operations and the amount computed by multiplying earnings before income taxes by the statutory federal income tax rate of 34%:

                                                                                     2000       1999        1998
                                                                                    ------     ------     -------
                                                                                         (In Thousands)
 Expected federal income tax expense                                               $ 1,503    $ 1,458     $ 1,026
 Interest on obligations of state and political subdivisions                          (410)      (445)       (362)
 State income taxes, net of federal tax benefit                                        180        163         114
 Income tax benefit on dividends paid to ESOP                                         (124)       (27)       (125)
 Other                                                                                  80        (29)         20
                                                                                   -------    -------       -----
 Income tax expense attributable to income from operations                         $ 1,229    $ 1,120       $ 673
                                                                                   =======    =======       =====

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                                                2000        1999
                                                                              -------    --------
                                                                                 (In Thousands)
 DEFERRED TAX ASSETS
 -------------------------------------------
 Investment securities                                                        $     -    $  1,228
 Allowance for loan losses                                                        938         647
 Acquired net operating loss carryforwards                                        238         311
 Deferred compensation                                                             70          72
 Loans                                                                              -          11
 Other                                                                            202           -
 State taxes                                                                       35           2
                                                                              -------    --------
 Total gross deferred tax assets                                                1,483       2,271
                                                                              -------    --------
 DEFERRED TAX LIABILITIES
 -------------------------------------------
 Investment securities                                                        $    26    $      -
 Mortgage servicing rights                                                        278         279
 Bank premises and equipment                                                      391         174
 FHLB stock                                                                       163         180
 Other                                                                              -          58
                                                                              -------    --------
 Total gross deferred tax liabilities                                             858         691
                                                                              -------    --------

 Net deferred tax asset (liability)                                           $   625    $  1,580
                                                                              =======    ========

The net operating loss carryforward, if not utilized, will expire in 2003.

During 2000, the Company began recapturing its tax bad debt reserves of approximately $1,230,000 that had previously been established under Internal Revenue Code Section 585. A portion of this amount will be included in taxable income over each of the next four years according to the appropriate provisions of the Code. Tax expense has previously been provided on this amount, and the related deferred tax liability of $391,000 is included in deferred taxes. A valuation allowance for deferred tax assets was not necessary at December 31, 2000 or 1999.

12.      FAIR VALUE OF FINANCIAL INSTRUMETNS

Fair value of financial instruments at December 31, 2000 and 1999, including methods and assumptions utilized, are set forth below:

                                                              2000                   1999
                                                      ----------------------  ---------------------
                                                       Carrying   Estimated    Carrying   Estimated
                                                        amount   fair value     amount   fair value
                                                      --------- ------------  --------- -----------
                                                                      (In Thousands)
                                                      ---------------------------------------------
 Investment securities                                $ 157,000   $ 158,000   $ 163,000   $ 162,000
                                                      =========   =========   =========   =========
 Loans, net of unearned discounts and allowance
    for loan losses                                   $ 328,000   $ 328,000   $ 306,000   $ 307,000
                                                      =========   =========   =========   =========

 Demand deposits                                      $  49,000   $  49,000   $  46,000   $  46,000
 Money market and NOW deposits                          117,000     117,000     125,000     125,000
 Savings deposits                                        21,000      21,000      22,000      22,000
 Time deposits                                          255,000     255,000     242,000     241,000
                                                      ---------   ---------   ---------   ---------
    Total deposits                                    $ 442,000   $ 442,000   $ 435,000   $ 434,000
                                                      =========   =========   =========   =========

 Notes payable and FHLB Advances                      $  45,000   $  45,000   $  34,000   $  34,000
                                                       ========    ========    ========    ========


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

13.      CAPITAL ADEQUACY

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below for the Company's significant subsidiary banks) of total risk-based and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2000, that the banks meet all capital adequacy requirements to which they are subject.

                                                                                                      To be well-capitalized
                                                                                                           under prompt
                                                                                   For capital              corrective
                                                            Actual              adequacy purposes        action provision
                                                     -------------------      -------------------       ------------------
                                                      Amount       Ratio       Amount       Ratio        Amount      Ratio
                                                     --------     ------      --------     ------       --------     -----
                                                                            (Dollars In Thousands)
At December 31, 2000
  Team Financial, Inc.
    Risk-based capital (to risk weighted assets)   $   32,720      9.65%    $   27,135      8.00%     $   33,918     10.00%
    Tier 1 capital (to risk weighted assets)           28,809      8.49%    $   13,567      4.00%     $   20,351      6.00%
    Tier 1 capital (to average assets)                 28,809      5.50%    $   20,944      4.00%     $   26,180      5.00%

  TemBank, N.A.
    Risk-based capital (to risk weighted assets)   $   31,948     13.10%    $   19,505      8.00%     $   24,381     10.00%
    Tier 1 capital (to risk weighted assets)           29,452     12.08%         9,752      4.00%         14,628      6.00%
    Tier 1 capital (to average assets)                 29,452      8.08%        14,573      4.00%         18,216      5.00%

  Iola Bank and Trust Company
    Risk-based capital (to risk weighted assets)        7,206     15.12%         3,812      8.00%          4,765     10.00%
    Tier 1 capital (to risk weighted assets)            6,622     13.90%         1,906      4.00%          2,859      6.00%
    Tier 1 capital (to average assets)                  6,622      7.65%         3,462      4.00%          4,327      5.00%

  Fort Calhoun State Bank
    Risk-based capital (to risk weighted assets)        1,798     11.32%         1,271      8.00%          1,589     10.00%
    Tier 1 capital (to risk weighted assets)            1,598     10.06%           635      4.00%            953      6.00%
    Tier 1 capital (to average assets)                  1,598      6.37%         1,004      4.00%          1,255      5.00%

  Community Bank
    Risk-based capital (to risk weighted assets)        4,132     13.93%         2,373      8.00%          2,966     10.00%
    Tier 1 capital (to risk weighted assets)            3,760     12.68%         1,186      4.00%          1,780      6.00%
    Tier 1 capital (to average assets)                  3,760      7.28%         2,065      4.00%          2,581      5.00%


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

In December 1999, the Company acquired ComBankshares, Inc., and its subsidiary Community Bank with a total asset size of approximately $52 million. The Company paid approximately $2,941,000 in cash, 278,245 shares of common stock, and assumed $1,199,000 of debt and other liabilities. The purchase resulted in a premium of approximately $3,867,000, which has been recorded as goodwill in the accompanying consolidated financial statements and is being amortized over twenty years. This acquisition has been accounted for by the purchase method and, accordingly, the results of operations from the date of purchase have been included in the consolidated financial statements.

In March 2000, the Company acquired Fort Calhoun Investment Co., and its subsidiary Fort Calhoun State Bank with total assets of approximately $22 million. The total cash purchase price of $3,516,000 resulted in a premium of approximately $2,368,000, which has been recorded as goodwill in the accompanying consolidated financial statements and is being amortized over twenty years. This acquisition has been accounted for by the purchase method and, accordingly, the results of operations from the date of purchase have been included in the consolidated financial statements.

The table below presents supplemental pro forma information for 2000 and 1999 as if the ComBankshares, Inc. and Fort Calhoun Investment Co. acquisitions were made on January 1, 1999 at the same purchase price, based on estimates and assumptions considered appropriate:

                                                                        YEAR ENDED DECEMBER 31,
                                                                       -------------------------
                                                                             2000           1999
                                                                       ----------     ----------
 (Dollars In Thousands, Except Per Share Data)

 Interest income                                                       $   41,019     $   37,902
 Interest expense                                                          22,516         19,834
 Provision for loan losses                                                  1,001            999
 Net income                                                                 3,079          2,840

 Shares applicable to EPS                                               3,916,980      3,658,854
 Basis and diluted earnings per share                                  $     0.79     $     0.78


15.      COMMITMENTS AND CONTINGENCIES

Standby letters of credit were approximately $1,228,000 and $2,443,000 and outstanding loan commitments and available lines of credit with customer were approximately $35,655,000 and $53,548,000 at December 31, 2000 and 1999,
respectively. Substantially all letters of credit and loan commitments are at variable interest rates, which approximate market rates. The credit risk involved in issuing these standby letters of credit and loan commitments is essentially the same as that involved in extending loans to customers.

16.  PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

                               TEAM FINANCIAL, INC
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                          December 31,         December 31,
                                                                  2000                 1999
                                                          ------------         ------------
ASSETS
 Cash and cash equivalents                                $        412         $      1,050
 Investment in subsidiaries                                     52,727               46,171
 Other                                                           1,621                  845
                                                          ------------         ------------

          Total Assets                                    $     54,760         $     48,066
                                                          ============         ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Long-term debt                                           $     14,425         $      9,924
 Other                                                             536                  573
 Stockholders' equity                                           39,799               37,569
                                                          ------------         ------------

      Total liabilities and stockholders' equity          $     54,760         $     48,066
                                                          ============         ============


                               TEAM FINANCIAL, INC
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                              Years Ended December 31,
                                                     -----------------------------------------
                                                             2000          1999         1998
                                                     ------------- ------------- -------------
 INTEREST INCOME:
 Dividends from subsidiaries                         $      4,100  $      2,042  $      2,300
 Interest income                                                8            22            29
 Other expense, net                                        (2,816)       (1,901)       (2,363)
                                                     ------------  ------------  ------------

   Income (loss) before equity in
    undistributed earnings of subsidiaries                  1,292           163           (34)

 Increase in undistributed equity of subsidiaries             829         2,261         1,418
                                                     ------------  ------------  ------------

   Income before income tax benefit                         2,121         2,424         1,384

 Income tax benefit                                         1,072           745           960
                                                     ------------  ------------  ------------

   Net income                                        $      3,193  $      3,169  $      2,344
                                                     ============  ============  ============

                              TEAM FINANCIAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                            YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------------------------
                                                                                       2000               1999              1998
                                                                         -------------------   ----------------   ---------------

Cash flows from operating activities:
   Net income                                                                     $   3,193          $   3,169         $   2,344
        Increase in undistributed equity of subsidiaries                               (829)            (2,261)           (1,418)
        Allocation of ESOP shares                                                       341                  -               451
        Other                                                                          (999)               272               218
                                                                                  ---------          ---------         ---------
             Net cash provided by operating activities                                1,706              1,180             1,595
                                                                                  ---------          ---------         ---------

Cash flows from investing activities:
   Capital contributions to subsidiaries                                             (3,689)            (8,324)           (4,000)
   Other                                                                                  -                  -               (42)
                                                                                  ---------          ---------         ---------
             Net cash used in investing activities                                   (3,689)            (8,324)           (4,042)
                                                                                  ---------          ---------         ---------

Cash flows from financing activities:
   Proceeds from long-term debt                                                       6,150              9,424             5,000
   Principal payments on long-term debt                                              (1,649)           (12,400)           (1,388)
   Purchase of treasury stock                                                        (2,615)                 -              (869)
   Proceeds from sale of treasury stock                                                   -                  -               374
   Issuance of common stock                                                              56             11,288               146
   Dividends paid on common stock                                                      (597)              (734)             (686)
                                                                                  ---------          ---------         ---------

             Net cash provided by financing                                           1,345              7,578             2,577
                                                                                  ---------          ---------         ---------
             activities

             Net increase in cash and cash                                             (638)               434               130
             equivalents

Cash and cash equivalents at beginning of the year                                    1,050                616               486
                                                                                  ---------          ---------         ---------

Cash and cash equivalents at end of the year                                       $    412          $   1,050          $    616
                                                                                   ========          =========          ========

Noncash financing activities - issuance of treasury stock to retire notes payable  $      -          $       -          $    793
                                                                                   ========          =========          ========


The primary source of funds available to the Company is the payment of dividends by the subsidiaries. Subject to maintaining certain minimum regulatory capital requirements, regulations limit the amount of dividends that may be paid without prior approval of the subsidiaries' regulatory agencies. At December 31, 2000, the subsidiaries could pay dividends of $4,653,000 without prior regulatory approval.

17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


The following is a summary of quarterly results:

                                                      First      Second      Third      Fourth
                                                    quarter     quarter    quarter     quarter
                                                   ---------   ---------  ---------   --------
                                                  (Dollars In Thousands, Except Per Share Data)
 YEAR ENDED 2000
-----------------
     Interest income                               $  9,620    $ 10,181   $ 10,383    $ 10,461
     Interest expense                                 5,127       5,487      5,751       5,882
     Provision for loan losses                          185         203        404         209
     Net income                                         840         847        700         806

     Shares applicable to EPS                     4,038,541   3,908,254  3,874,436   3,833,992
     Basic and diluted earnings per share           $  0.21     $  0.22    $  0.18     $  0.21


 YEAR ENDED 1999
-----------------
     Interest income                               $  7,892    $  7,865   $  8,276    $  8,869
     Interest expense                                 4,028       4,027      4,199       4,569
     Provision for loan losses                          183         203        291         225
     Net income                                         827         759        794         789

     Shares applicable to EPS                     2,867,000   2,959,972  3,827,346   3,918,079
     Basic and diluted earnings per share           $  0.29     $  0.26    $  0.21     $  0.20

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
                   DISCLOSURES

None

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in our Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2000, under the caption "Election of Directors", and is incorporated in this Annual Report by reference.

ITEM 11.          EXECUTIVE COMPENSATION

The information required by this item will be included in our Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2000, under the caption "Executive Compensation", and is incorporated in this Annual Report by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included in our Proxy Statement with respect to our 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2000, under the caption "Stock Ownership", and is incorporated in this Annual Report by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in our Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2000, under the caption "Certain Transactions With Affiliates", and is incorporated in this Annual Report by reference.

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

         3.       Exhibits

EXHIBIT NO.       DESCRIPTION
----------        ------------
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

10.11    Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)

10.12    Team Financial, Inc. 1999 Stock Incentive Plan. (1)

10.13    Rights Agreement between Team Financial, Inc. and American Securities
         Transfer & Trust, Inc. dated June 3, 1999. (1)

10.14    Team Financial, Inc. - Employee Stock Purchase Plan. (1)

10.15    Loan agreement between Team Financial, Inc and Mercantile Bank dated
         December 3, 1999 (4)

11.1 Statement regarding Computation of per share earnings - see consolidated financial statements (3)

21       Subsidiaries of Team Financial, Inc. - See Item 1 (3)

24       Power of attorney - see signature page


(1)      Filed with Registration Statement on Form S-1, as amended,
         (Registration Statement No. 333-76163) and incorporated herein by reference.

(2) Filed with the amended Form 8-K dated December 30, 1999 and incorporated herein by reference.

(3)      Filed herewith

(4)      Filed with September 30, 2000 10-Q

(b)      Reports on Form 8-K Filed

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paola, Kansas on March 28, 2001.

                           TEAM FINANCIAL, INC.


                           By:
                              Robert J. Weatherbie, Chairman
                              and Chief Executive Officer


                              Michael L. Gibson,
                              President of Investments and
                              Chief Financial Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2001.

                                                         SIGNATURES

         Robert J. Weatherbie                     Director, Chairman and Chief Executive      March 28, 2001
                                                  Officer (Principal Executive Officer)

         Michael L. Gibson                        Director, President of Investments and      March 28, 2001
                                                  Chief Financial Officer


         Montie K. Taylor                         Director                                    March 28, 2001



         R.G. (Gary) Kilkenny                     Director                                    March 28, 2001

         Carolyn S. Jacobs                        Director                                    March 28, 2001


         Neil Blakeman                            Director                                    March 28, 2001


         Denis A. Kurtenbach                      Director                                    March 28, 2001



         Glen E. Gilpin                           Director                                    March 28, 2001