Form 10-Q
period 2001-03-31
TEAM FINANCIAL INC /KS
filed 2001-05-11
CIK 1082484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Securities and Exchange Commission File Number: 000-26335

TEAM FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

KANSAS	48-1017164
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

8 West Peoria, Suite 200, Paola, Kansas 66071
(Address of principal executive offices) (Zip Code)

Registrant’s telephone, including area code:  (913) 294-9667

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUES:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 3,880,937 shares of the Registrant’s common stock, no par value, outstanding as of April 9, 2001.

Team Financial, Inc. And Subsidiaries
Consolidated Statements of Financial Condition
(In Thousands)
(Unaudited)

	March 31,	December 31,
ASSETS	2001	2000

Cash and due from banks	$10,609	$8,702
Federal funds sold and interest bearing bank deposits	20,101	16,665
Cash and cash equivalents	30,710	25,367

Investment securities
Available for sale, at fair value (amortized cost of $141,946 and $132,291 at March 31, 2001 and December 31, 2000, respectively)	144,264	132,360
Held to maturity, at cost (fair value of $25,161 at December 31, 2000)	-	24,864
Total investment securities	144,264	157,224

Loans receivable, net of unearned fees	335,084	331,931
Allowance for loan losses	(3,814)	(3,911)
Net loans receivable	331,270	328,020

Accrued interest receivable	5,195	5,453
Premises and equipment, net	9,878	10,007
Assets acquired through foreclosure	588	340
Goodwill, net of accumulated amortization	10,731	10,914
Other assets	1,848	2,280

Total assets	$534,484	$539,605

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Checking deposits	$122,811	$126,180
Savings deposits	21,819	21,028
Money market deposits	40,372	39,604
Certificates of deposit	254,076	255,383
Total deposits	439,078	442,195
Federal funds purchased and securities sold under agreements to repurchase	5,979	7,353
Federal Home Loan Bank advances	27,946	30,949
Notes payable	13,525	14,425
Accrued expenses and other liabilities	5,717	4,884

Total liabilities	492,245	499,806

Stockholders' Equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued	-	-
Common stock, no par value, 50,000,000 shares authorized; 4,164,142 and 4,163,545 shares issued; 3,930,937 and 3,881,940 shares outstanding at March 31, 2001 and December 31, 2000	25,330	25,324
Capital surplus	68	103
Retained earnings	17,379	16,771
Treasury stock, 233,205 and 281,605 shares of common stock at cost at March 31, 2001 and December 31, 2000 respectively	(2,043)	(2,442)
Accumulated other comprehensive income	1,505	43

Total stockholders' equity	42,239	39,799

Total liabilities and stockholders' equity	$534,484	$539,605

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries
Consolidated Statements of Operations
(Dollars In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31
	2001	2000
Interest Income:
Interest and fees on loans	$7,590	$6,927
Taxable investment securities	2,276	2,344
Nontaxable investment securities	274	267
Other	205	82

Total interest income	10,345	9,620

Interest Expense:
Deposits
Checking deposits	514	532
Savings deposits	123	146
Money market deposits	357	394
Certificates of deposit	3,901	3,298
Federal funds purchased and securities sold under agreements to repurchase	78	193
FHLB advances payable	418	355
Notes payable	268	209

Total interest expense	5,659	5,127

Net interest income before provision for loan losses	4,686	4,493

Provision for loan losses	262	185

Net interest income after provision for loan losses	4,424	4,308

Non-Interest Income:
Service charges	825	679
Trust fees	138	142
Gain on sales of mortgage loans	231	53
Gain (loss) on sales of investment securities	1	(5)
Other	338	375

Total other income	1,533	1,244

Non-Interest Expenses:
Salaries and employee benefits	2,443	2,231
Occupancy and equipment	584	495
Data processing	396	468
Professional fees	265	171
Marketing	44	64
Supplies	74	82
Goodwill amortization	183	158
Conversion	30	-
Other	795	709

Total other expenses	4,814	4,378

Income before income taxes	1,143	1,174

Income taxes	339	334

Net income	$804	$840

Shares applicable to basic income per share	3,882,040	4,038,541

Basic income per share	$0.21	$0.21

Shares applicable to diluted income per share	3,928,765	4,038,541

Diluted income per share	$0.20	$0.21

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries
 Consolidated Statements of Comprehensive Income
 (In Thousands)
 (Unaudited)

	Three Months Ended March 31
	2001	2000

Net Income	$804	$840

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $787 and ($548) for the three months ended March 31, 2001 and March 31, 2000, respectively.	1,463	(315)

Reclassification adjustment for gains (losses) included in net income net of tax of $0 and $1 for the three months ended March 31, 2001 and March 31, 2001, respectively.	(1)	4
Other comprehensive income (loss), net	1,462	(311)
Comprehensive income	$2,266	$529

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries
 Consolidated Statements of Changes In Stockholders' Equity
Three Months Ended March 31, 2001
( In Thousands)
(Unaudited)

					Accumulated
		Additional			other	Total
	Common	paid-in	Retained	Treasury	comprehensive	stockholders'
	stock	capital	earnings	stock	income (loss)	equity

BALANCE, December 31, 2000	$25,324	$103	$16,771	$(2,442)	$43	$39,799
Treasury stock purchased (1,600 shares)				(11)		(11)
Common stock issued in connection with compensation plans (597 shares)	6					6
Contribution of shares of treasury stock to Company ESOP		(35)		410		375
Net Income			804			804
Dividends ($0.05 per share)			(196)			(196)
Other comprehensive income (loss) net of $787 in taxes					1,462	1,462
BALANCE, March 31, 2001	$25,330	$68	$17,379	$(2,043)	$1,505	$42,239

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries
Consolidated Statements Of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	2001	2000
Cash flows from operating activities:
Net income	$804	$840
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	262	185
Depreciation and amortization	334	442
Contribution of treasury stock to ESOP	375	-
Net (gain) loss on sales of investment securities	(1)	5
Net gain on sales of mortgage loans	(231)	(53)
Net loss (gain) on sales of assets acquired through foreclosure	3	(8)
Proceeds from sale of mortgage loans	5,637	2,605
Origination of mortgage loans for sale	(7,387)	(2,960)
Net decrease (increase) in other assets	267	(523)
Net increase in accrued expenses and other liabilities	44	1,353

Net cash provided by operating activities	107	1,906

Cash flows from investing activities:
Net increase in loans	(1,548)	(988)
Proceeds from sale of investment securities available-for-sale	12	2,158
Proceeds from maturities and principal reductions of investment securities available-for-sale	19,511	3,273
Purchases of investment securities available-for-sale	(4,130)	(5,806)
Proceeds from maturities and principal reductions of investment securities held-to-maturity	-	490
Purchases of investment securities held-to-maturity	-	(135)
Purchase of premises and equipment, net	(136)	(148)
Proceeds from sales or payments on assets acquired through foreclosure	120	241
Cash paid for acquisitions	-	(2,731)

Net cash provided by (used in) investing activities	13,829	(3,646)

Cash flows from financing activities:
Net decrease in deposits	(3,117)	(9,131)
Net (decrease) increase in federal funds purchased and securities sold under agreement to repurchase	(1,374)	3,055
Payments on Federal Home Loan Bank advances	(3,003)	(2)
Payments on notes payable	(900)	(375)
Proceeds of notes payable	-	5,350
Common stock issued	6	56
Purchase of treasury stock	(11)	(1,985)
Dividends paid on common stock	(194)	(196)

Net cash used in financing activities	(8,593)	(3,228)

Net change in cash and cash equivalents	5,343	(4,968)

Cash and cash equivalents at beginning of the year	25,367	22,507

Cash and cash equivalents at end of the year	$30,710	$17,539

Supplemental disclosures of cash flow information:

Non-cash financing activities - Transfer of securities from held-to-maturity to available-for-sale
	$24,864	$-

See accompanying notes to the unaudited consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three month period ended March 31, 2001 and 2000

Note1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Team Financial, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial condition and results of operations required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

The interim consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated.  The December 31, 2000 statement of financial condition has been derived from the audited consolidated financial statements as of that date.  The results of the interim period ended March 31, 2001 are not necessarily indicative of the results expected for the year ending December 31, 2001.

Note 2:  Earnings Per Common Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted from issuance of common stock that then shared in earnings.

Note 3:  Stock Repurchase Program

The Board of Directors approved a stock repurchase program in January 2001, authorizing the repurchase of up to 300,000 shares of the Company’s common stock.  As of March 31, 2001, the Company had repurchased 1,600 shares of its common stock under the program at an average price of $8.66 per share.

Note 4:  Dividend Declared

On March 26, 2001, the Company declared a quarterly dividend of $0.05 per share to all shareholders of record on March 30, 2001, payable April 20, 2001.

Note 5:  Recent Accounting Pronouncements

On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No. 138.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  Upon adoption of the accounting standard, the Company reclassified its held to maturity investment security portfolio to available for sale.  The adoption of the standard did not have a significant impact on the consolidated financial statements of the Company.

Note 6:  Subsequent Event

On May 7, 2001, the Company entered into an Agreement to merge with Post Bancorp, Inc., owner of Colorado Springs National Bank.  Pursuant to the Agreement, Post Bancorp, Inc. will merge into Team Financial, Inc. and Colorado Springs National Bank will operate as a wholly-owned bank of Team Financial, Inc.  The transaction is expected to be closed in the third quarter of 2001 and is subject to regulatory approval as well as approval from stockholders of Post Bancorp, Inc.  The acquisition will be accounted for using the purchase method of accounting.

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                                                                     OF OPERATION

OVERVIEW

Team Financial, Inc. (the “Company”) is a multi-bank holding company incorporated in the State of Kansas. The Company offers full service community banking and financial services through 20 locations in the Kansas City metropolitan area, southeastern Kansas, western Missouri, and the Omaha, Nebraska metropolitan area.  The Company’s presence in Kansas consists of seven locations in the Kansas City metro area, which includes the high growth market of Johnson County, three locations in southeast Kansas and two locations along the I-70 corridor.  The Company operates three locations in western Missouri, and five in the metropolitan area of Omaha, Nebraska.  The Company’s growth over recent years has been achieved primarily through purchases of branches of large banks and through acquisitions of community banks.  Additional asset growth has occurred through internal growth at existing banks as well as from opening three new branches.  The Company’s stock is listed on the Nasdaq National Market (“NASDAQ”) under the symbol “TFIN”.

The Company’s results of operation depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  The Company’s operations are also affected by non-interest income, such as service charges, loan fees, and gains and losses from the sale of newly originated mortgage loans.  The Company’s principal operating expenses, aside from interest expense, consist of salaries and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

FINANCIAL CONDITION

Total assets of the Company at March 31, 2001 were $534.5 million compared to $539.6 million at December 31, 2000.  The decrease of $5.1 million was primarily due to a decrease in investment securities of $13.0 million.  The proceeds from the decrease in investment securities at March 31, 2001 versus December 31, 2000 were used to fund a $3.2 million increase in loans receivable, a $3.1 million decease in deposit balances, a $1.4 million decrease in federal funds purchased and securities sold under agreements to repurchase, and a decrease of $3.0 million in Federal Home Loan Bank advances.  The remaining $5.3 million of proceeds were invested in federal funds sold and interest bearing bank deposits.

Investment Securities:  On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No. 138.  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  Upon adoption of the accounting standard, the Company reclassified its held to maturity investment security portfolio to available for sale.

Total investment securities decreased $13.0 million, or 8.2%, to $144.0 million at March 31, 2001 from December 31, 2000.  The decrease in investment securities from December 31, 2000 was due to investment securities being called from the Company by the debt issuers, as the debt issuers chose to re-finance the debt at more favorable rates.

The Company’s securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  The debt securities portfolio is comprised primarily of obligations collateralized by U.S. Government agencies (mainly in the form of mortgage-backed securities), U.S. Government agency securities, U.S. Treasury securities, and municipal obligations.  With the exception of municipal obligations, the maturity structure of the debt securities portfolio is generally short-term in nature or indexed to variable rates.

Loans Receivable:  Loans receivable increased $3.2 million, or 0.9%, to $335.1 million at March 31, 2001 compared to $331.9 million at December 31, 2000.  The increase in loans receivable was the result of growth in the Company’s commercial loans of $7.2 million and one-to-four family residential loan growth of $1.3 million.  The Company’s agricultural loans decreased $2.6 million and installment loans decreased $3.6 million.

During fiscal year 2000, the Company began placing more emphasis on and allocating more resources to commercial lending at its banking locations.  During the first quarter of 2000, the Company increased its commercial lending staff in the Kansas City metro area at Community Bank.  Community Bank specializes in commercial lending.  The increased management efforts on building the commercial loan portfolio allowed the Company to increase its mix of commercial loans as a percent of its total loan portfolio.  Commercial loans have increased $18.4 million from March 31, 2000 to March 31, 2001 and comprise 32.2% of the loan portfolio at March 31, 2001 versus 27.6% of the loan portfolio at March 31, 2000.  Commercial loans contain more risk and generally require higher reserves than other loans in the Company’s loan portfolio.

The substantial majority of the Company’s residential mortgage loan production is underwritten in compliance with the requirements for sale to or conversion to mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA), or the Government National Mortgage Association (GNMA).  The Company will typically sell fixed rate mortgage loans to permanent investors and retain the servicing rights at the Company’s discretion.  The majority of the Company’s commercial loans include loans to service, retail, wholesale, and light manufacturing businesses.  These loans are made at rates based on the prevailing national prime interest rate, as well as fixed rates for terms generally ranging from three to five years. Installment loans include automobile, residential, credit card, and other personal loans.  The majority of the installment loans are loans with fixed interest rates.

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

The following table summarizes the Company’s non-performing assets:

	March 31, 2001 (unaudited)	December 31, 2000
Non-performing assets:	(In Thousands)
Non-accrual loans
Real estate loans	$825	$862
Commercial, industrial, and agricultural	1,926	1,116
Installment loans	619	650
Lease financing receivables	90	77
Total non-accrual loans	3,460	2,705

Loans past due 90 days or more still accruing
Real estate loans	$256	$326
Commercial and industrial	650	1,119
Installment loans	51	73
Total past due 90 days or more still accruing	957	1,518
Total non-performing loans	4,417	4,223
Assets acquired through foreclosure	588	340
Total non-performing assets	$5,005	$4,563

Non-performing loans to total loans	1.32%	1.37%

Non-performing assets to total assets	0.93%	0.88%

Non-performing assets totaled $5.0 million at March 31, 2001 compared to $4.6 million at December 31, 2000, representing an increase of 9.7%.  The increase in non-performing assets was generated from a $194,000 increase in non-performing loans resulting from two commercial credits, and an increase in assets acquired through foreclosure of $248,000.  Assets acquired through foreclosure consisted of 11 properties, an increase from 9 properties at December 31, 2000.  During the quarter seven new properties were added totaling $432,000, with five properties removed during the quarter totaling $184,000.

Much of the increase in non-performing assets during the 2000 fiscal year was essentially generated from a $926,000 increase in non-performing loans resulting from three large credits occurring at the bank the Company acquired in the fourth quarter of 1999, and a $300,000 increase related to a bankruptcy.  During the quarter ended March 31, 2001, the Company experienced an additional upward trend in non-performing assets.  Depending on economic conditions over the next few quarters, the Company may experience further deterioration in its credit quality.

As of March 31, 2001, there were no significant loans excluded from non-performing loans set forth above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming non-performing.

Allowance for loan losses:  Management maintains its allowance for loan losses based on industry standards, historical experience, and an evaluation of economic conditions.  The Company regularly reviews delinquencies and loan portfolio quality.  Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for probable loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectibility is considered questionable.

Allowance for loan losses was 1.14% of total loans at March 31, 2001, a decrease from 1.16% at March 31, 2000.  The decrease in the allowance for loan loss ratio as a percent of total loans for the quarter was primarily the result of charging off a real estate development loan consisting of four lots with specific allowances reserved against the loan, decreasing the allowance for loan losses.

The Company experienced net charge-offs of $359,000, or 0.11% of total loans, for the three months ended March 31, 2001 versus $95,000, or 0.03% of total loans, for the corresponding period in 2000.  The increase in net-charge offs was primarily the result of an additional $109,000 of real estate development loan charge-offs and an additional $91,000 in consumer installment loan charge-offs.  Charge-offs as a percent of total loans at March 31, 2001 is higher than the historical average for the Company.  The increase in non-performing assets the Company has experienced may increase charge-offs in future periods.

The following table summarizes the Company’s allowance for loan and lease losses:

	Three Months Ended March 31,
	2001	2000
	(Unaudited)	(Unaudited)
	(Dollars In Thousands)
Balance, beginning of period	$3,911	$3,320
Provision for loan losses	262	185
Charge-offs	(436)	(163)
Recoveries	77	68
Allowance of acquired banks	-	353
Balance, end of period	$3,814	$3,763

Allowance for loan losses as a percent of total loans	1.14%	1.16%

Allowance for loan losses as a percent of non performing loans	86.35%	144.07%

Net charge-offs as a percent of total loans	0.11%	0.03%

Liabilities:  Total liabilities were $492.2 million at March 31, 2001, a decrease of $7.6 million from $499.8 million at December 31, 2000.  The decrease is largely related to a decrease in deposits and borrowed funds as the Company used proceeds from investment security calls to reduce borrowed funds.

Deposits:  Total deposits decreased $3.1 million from December 31, 2000, to a balance at March 31, 2001 of  $439.1 million.  The decrease in deposits was related to a decrease in checking deposits of $3.4 million and certificates of deposit of $1.3 million.  The decrease in checking deposits and certificates of deposit balances was attributable to a cyclical decrease in semi annual tax deposits received from municipal organizations during December and June of each year.

Federal Home Loan Bank Advances:  Federal Home Loan Bank advances decreased $3.0 million to a balance of $27.9 million at March 31, 2001.  The decrease was due to advances paid off with the proceeds from the decrease in  investment securities.

Notes Payable:  Notes Payable decreased $900,000 from December 31, 2000 to a balance of $13.5 million at March 31, 2001.  The decrease was attributable to the normal quarterly principal payment of $125,000 and a pay down on the Company’s line of credit as a function of cash management at the parent company.

Equity:  The Company’s Board of Directors approved a stock repurchase program in January 2001 authorizing the repurchase of up to 300,000 shares of the Company’s common stock.  As of March 31, 2001 the Company had repurchased 1,600 under the program at an average price of $8.66 per share.

Regulatory Capital:  The Company is subject to regulatory capital requirements administered by Federal Reserve, the Federal Deposit Insurance Corporation, and the Comptroller of the Currency.  Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions.  As of March 31, 2001, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis.  The Company’s ratios at March 31, 2001 were as follows:

	At March 31, 2001
Ratio	Actual	Minimum Required
Total capital to risk weighted assets	9.74%	8.00%
Core capital to risk weighted assets	8.62%	4.00%
Core capital to average assets	5.60%	4.00%

Liquidity

The Company continuously forecasts and manages its liquidity in order to satisfy cash flow requirements of depositors and borrowers and allow the Company to meet its own cash flow needs.  The Company has developed internal and external sources of liquidity to meet its continued growth needs.  These include, but are not limited to, the ability to raise deposits through branch promotional campaigns, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank.  The Company’s most liquid assets are cash and cash equivalents and investment securities available-for-sale.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given period.  At March 31, 2001 and December 31, 2000 these liquid assets totaled $175.0 million and $157.7 million, respectively.  Management believes the Company’s sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before provision for loan losses for the three months ended March 31, 2001 totaled $4.7 million, compared to $4.5 million for the same period in 2000.  The increase of $193,000 was primarily attributable to the additional net interest income contributed from the operations of the acquisition of Fort Calhoun Investment Co. during the first quarter of 2000.

The Company’s net interest margin as a percent of average earning assets decreased for the quarter ended March 31, 2001 compared to the same quarter a year ago.  For the three months ended March 31, 2001, net interest margin decreased to 3.85% from 3.92% for the three months ended March 31, 2000.  The decrease is primarily attributable to the acquisition of Fort Calhoun State Investment Co. during the first quarter of 2000.  Fort Calhoun Investment Co.’s assets consisted primarily of one-to-four family residential loans and investment securities which provides lower yields than the Company’s assets prior to the acquisition.  The acquisition was primarily responsible for the increase in average earning assets of $30.7 million to $510.8 million for the three months ended March 31, 2001.

The following tables present certain information relating to net interest income for the three months ended March 31, 2001 and 2000.  The average rates and costs are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown.

	Three Months Ended March 31, 2001			Three Months Ended March 31, 2000
	Average		Average	Average
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars In Thousands)			(Dollars In Thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3)	$332,598	$7,590	9.26%	$310,490	$6,927	8.97%
Investment securities-taxable	128,309	2,276	7.19%	138,759	2,344	6.79%
Investment securities-nontaxable (4)	24,051	443	7.47%	24,164	456	7.59%
Federal funds sold and interest-bearing deposits	25,833	205	3.22%	6,646	82	4.96%
Total interest earning assets	$510,791	10,514	8.35%	$480,059	9,809	8.22%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$137,678	$994	2.93%	147,296	1,072	2.93%
Time deposits	260,935	3,901	6.06%	242,584	3,298	5.47%
Federal funds purchased and securities sold under agreements to repurchase	6,149	78	5.14%	13,506	193	5.75%
Notes Payable and Federal Home Loan Bank Advances	42,519	686	6.54%	35,349	564	6.42%
Total interest bearing liabilities	$447,281	5,659	5.13%	$438,735	5,127	4.70%

Net interest income (tax equivalent)		$4,855			$4,682

Interest rate spread			3.22%			3.52%
Net interest earning assets	$63,510			$41,324

Net interest margin (4)			3.85%			3.92%
Ratio of average interest earning assets to average interest bearing liabilities	114.20%			109%

(1)	Loans are net of deferred loan fees.
(2)	Non-accruing loans are included in the computation of average balances.
(3)	The Company includes loan fees in interest income. These fees for the three months ended March 31, 2001 and 2000 were $191,000 and $392,000, respectively.
(4)	Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the three months ended March 31, 2001 and 2000 were $169,000 and $189,000, respectively.

The following table presents the components of changes in the Company’s net interest income, on a tax equivalent basis, attributed to volume and rate.  Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the prior fiscal year’s average interest rate.  The changes in interest income or interest expense attributable to change in interest rates are calculated by multiplying the change in interest rate by the prior fiscal year average volume.  The changes in interest income or interest expense attributable to the combined impact of changes in volume and change in interest rate are calculated by multiplying the change in rate by the change in volume.

	Three Months Ended March 31, 2001
	Compared To
	Three Months Ended March 31, 2000

	Increase (Decrease) Due To:
	Volume	Rate	Net
	(In Thousands)
Interest Income:
Loans receivable, net (1) (2) (3)	$432	$231	$663
Investment securities-taxable	(195)	127	(68)
Investment securities-nontaxable (4)	(6)	(7)	(13)
Federal funds sold and interest-bearing deposits	234	(111)	123

Total Interest Income	465	240	705

Interest Expense:
Savings deposits and interest bearing checking	($78)	0	(78)
Time deposits	$220	383	603
Federal funds purchased and securities sold under agreements to repurchase	($106)	(9)	(115)
Notes Payable and Federal Home Loan Bank Advances	109	13	122
Total Interest Expense	145	387	532

Net change in net interest income	$320	$(147)	$173

(1)	Loans are net of deferred loan fees.
(2)	Non-accruing loans are included in the computation of average balances.
(3)	The Company includes loan fees in interest income. These fees for the three months ended March 31, 2001, and 2000 were $191,000 and $392,000, respectively.
(4)	Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the three months ended March 31, 2001 and 2000 were $169,000 and $189,000, respectively.

Non-Interest Income

Non-interest income for the three months ended March 31, 2001 was $1.5 million, an increase of $289,000, or 23%, over the same three-month period ended March 31, 2000.  The increase was partially attributable to a $146,000 increase in service charge income from additional fee based services offered on deposit accounts and enhanced control over fee waivers.

Also reflected in the increase of non-interest income was a $178,000 increase from the gain on sale of mortgage loans generated from additional loan originations sold due to a more favorable interest rate environment during the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000.  During the third quarter of 2000, the Company altered its general practice of holding variable rate residential one-to-four family residential mortgages for its loan portfolio to selling some or all of the originations to the secondary market.  This allows the Company to price one-to-four family residential mortgage loans more competitively, produces greater non-interest income from the sale of the loans, and provides increased flexibility in interest rate risk management.

Non-Interest Expense

Non-interest expense increased $436,000 to $4.8 million for the three months ended March 31, 2001 compared to $4.4 million for the three months ended March 31, 2000.  Approximately $340,000 of the increase is directly attributable to the operations from the acquisition of Fort Calhoun State Investment Co., which was acquired on March 23, 2000.  Net of the acquisition, the increase in non-interest expense for the first quarter of 2001 compared to the first quarter of 2000 was $96,000.

The Company’s salary and benefits increased $212,000 for the first quarter ended in 2001 compared to the same quarter a year ago.  Net of the increase related to the acquired operations, salaries and benefits increased $12,000.

Occupancy and equipment increased $89,000 during the first quarter of 2001 versus the same quarter a year ago.  The operational expense of the acquisition accounts for $52,000 of the total increase.  The remaining $37,000 increase is primarily the result of higher utility costs for this year compared to 2000.

Professional fees were $265,000 for the first quarter ended March 31, 2001, an increase of $94,000 from $171,000 for the first quarter ended March 31, 2000.  The increase in professional fees is attributable to consulting fees based on a percentage of the service charge income generated from the additional deposit account services provided to customers as well as consulting fees paid related to the tax benefits on to the establishment of real estate investment trusts.

Goodwill amortization increased $25,000 to $183,000 for the quarter ended March 31, 2001, compared to same period a year ago.  The increase was a result of the addition of goodwill established by premiums paid on the acquisition of Fort Calhoun Investment Co. in the first quarter of 2000.  The acquisition has been accounted for using purchase accounting, which means the excess of the purchase price over the carrying value of the net assets acquired is recorded in the consolidated financial statements as goodwill.   Goodwill is amortized over periods ranging from 15 to 20 years.  The amortization is a non-cash operating expense, which reduces net income.  The balance of the Company’s goodwill was $10.7 million as of March 31, 2001.

Income Tax Expense

The Company recorded income tax expense of $339,000 for the three months ended March 31, 2001, compared to an income tax expense of $334,000 for the quarter ended March 31, 2001.  The Company’s effective tax rate increased to 29.7% for the three months ended March 31, 2001, up from 28.5% for the three months ended March 31, 2001.  The Company’s effective tax rate is less than the statutory federal rate of 34% due primarily to municipal interest income and the income tax benefit resulting from dividends passed through the ESOP to the ESOP participants.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

Asset and liability management refers to management’s efforts to minimize fluctuations in net interest income caused by interest rate changes.  This is accomplished by managing the repricing of interest rate sensitive interest-bearing assets and interest-bearing liabilities.  Controlling the maturity of repricing of an institution’s liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management.  Close matching of repricing assets and liabilities will normally result in little change in net interest income when interest rates change.

The following table indicates that at March 31, 2001, if there had been a sudden and sustained increase in prevailing market interest rates, the Company’s 2001 interest income would be expected to decrease, while a decrease in rates would indicate an increase in income.

	Net Interest	(Decrease)	Percent
Change in Interest Rates	Income	Increase	Change
	(Dollars In Thousands)
200 basis point rise	$19,376	$(392)	(1.99)%
100 basis point rise	19,661	(107)	(0.54)
base rate scenario	19,768	-	-
100 basis point decline	19,940	172	0.87
200 basis point decline	20,208	440	2.23

PART II            OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is from time to time involved in routine litigation incidental to the conduct of its business.  The Company believes that no pending litigation to which it is a party will have a material adverse effect on its liquidity, financial condition, or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

a)          Exhibits

Exhibit No.	Description
2.1	Acquisition Agreement and Plan of Merger dated October 1, 1999 among Team Financial, Inc., Team Financial Acquisition Subsidiary, Inc., and ComBankshares, Inc. (2)

3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1).

3.2	Amended Bylaws of Team Financial, Inc. (1)

4.1	Specimen common stock certificates (1)

10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 1, 1999 (1)

10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 1, 1999 (1)

10.3	Employment Agreement between Team Financial, Inc. and Rick P. Bartley dated January 1, 1999 (1)

10.4	Laser Pro License and Maintenance Agreement between Miami County National Bank (now TeamBank N.A.) and CFI Bankers Service Group, Inc. dated March 17, 1999 (1).

10.5	Data Processing Services Agreement between TeamBanc, Inc. (now Team Financial, Inc.) and M&I Data Services, Inc. dated December 22, 1992 (1).

10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company (1).

10.7	The following documents regarding the loan agreement between Team Financial, Inc., Team Financial, Inc. Employee Stock Ownership Plan and Commerce Bank all of which are dated August 21, 1997, unless otherwise noted: (i) Term Loan Agreement and Amendment One to Term Loan Agreement dated October 31, 1997; (ii) Term Note in the principal amount of $1,199,000; (iii) Collateral Assignment; (iv) ESOP Note (and Pledge Agreement) in the amount of $1,199,000; (v) Lending Agreement; (vi) Corporate Guaranty for Team Financial Acquisition Subsidiary, Inc.; and (vii) Collateral Pledge Agreements from Team Financial, Inc. and from Team Financial Acquisition Subsidiary, Inc. (1)

10.8	The following documents regarding the loan agreement between Team Financial, Inc., Team Financial, Inc. Employee Stock Ownership Plan and Commerce Bank all of which are dated August 21, 1997, unless otherwise noted: (i) Term Loan Agreement and Amendment One to Term Loan Agreement dated October 31, 1997; (ii) Term Note in the principal amount of $247,000; (iii) Collateral Assignment; (iv) ESOP Note (and Pledge Agreement) in the amount of $247,000; and (v) Lending Agreement. (1)

10.9	The following documents regarding the loan agreement between Team Financial, Inc., Team Financial, Inc. Employee Stock Ownership Plan and Commerce Bank all of which are dated August 30, 1997, unless otherwise noted: (i) Term Loan Agreement and Amendment One to Term Loan Agreement dated October 31, 1997; (ii) Term Note in the principal amount of $200,018; (iii) Collateral Assignment; (iv) ESOP Note (and Pledge Agreement) in the amount of $200,018; and (v) Lending Agreement. (1)

10.10	The following documents regarding the loan agreement between Team Financial, Inc., Team Financial, Inc. Employee Stock Ownership Plan and Commerce Bank all of which are dated August 9, 1997, unless otherwise noted: (i) Loan Agreement and Amendment One and Two to the Loan Agreement dated March 19, 1998 and June 29, 1998, respectively; (ii) Amended and Restated Term Note in the principal amount of $12,400,000 dated June 29, 1999; and (ii) Corporate Guaranty. (1)

10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)

10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)

10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)

10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)

10.15	Loan agreement between Team Financial, Inc and Mercantile Bank dated December 3, 1999 (3)

11.1	Statement regarding Computation of per share earnings – see consolidated financial statements footnote 2

(1)	Filed with Registration Statement on Form S-1, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.

(2)	Filed with the amended Form 8-K dated December 30, 1999 and incorporated herein by reference.

(3)	Filed with September 30, 2000 10-Q

(b)        Reports on Form 8-K Filed

No reports were filed during the period covered with this report.

SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed
on its behalf by the undersigned thereunto duly authorized.

Date:	May 9, 2001	By:	/s/ Robert J. Weathebie
Robert J. Weatherbie
Chairman
Chief Executive Officer

Date:	May 9, 2001	By:	/s/ Michael L. Gibson
President of Investments
Chief Financial Officer