Form 10-Q
period 2001-06-30
TEAM FINANCIAL INC /KS
filed 2001-08-14
CIK 1082484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Securities and Exchange Commission File Number: 000-26335

TEAM FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

KANSAS	48-1017164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 West Peoria, Suite 200, Paola, Kansas 66071
(Address of principal executive offices) (Zip Code)

Registrant’s telephone, including area code:  (913) 294-9667

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

There were 3,930,242 shares of the Registrant’s common stock, no par value, outstanding as of August 9, 2001.

 Team Financial, Inc. And Subsidiaries
 Consolidated Statements of Financial Condition
 (In Thousands)
 (Unaudited)

	June 30,	December 31,
ASSETS	2001	2000

Cash and due from banks	$12,148	$8,702
Federal funds sold and interest bearing bank deposits	1,582	16,665

Cash and cash equivalents	13,730	25,367

Investment securities
Available for sale, at fair value (amortized cost of $135,289 and $132,291 at June 30, 2001 and December 31, 2000, respectively)	137,493	132,360
Held to maturity, at cost (fair value of $25,161 at December 31, 2000)	-	24,864

Total investment securities	137,493	157,224

Loans receivable, net of unearned fees	334,436	331,931
Allowance for loan losses	(3,830)	(3,911)

Net loans receivable	330,606	328,020

Accrued interest receivable	4,920	5,453
Premises and equipment, net	9,949	10,007
Assets acquired through foreclosure	665	340
Goodwill and core deposit intangible assets, net of accumulated amortization	10,547	10,914
Other assets	16,390	2,280

Total assets	$524,300	$539,605

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Checking deposits	$121,420	$126,180
Savings deposits	21,629	21,028
Money market deposits	38,914	39,604
Certificates of deposit	245,845	255,383

Total deposits	427,808	442,195

Federal funds purchased and securities sold under agreements to repurchase	6,816	7,353
Federal Home Loan Bank advances	27,497	30,949
Notes payable	13,400	14,425
Accrued expenses and other liabilities	5,944	4,884

Total liabilities	481,465	499,806

Stockholders' Equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued	-	-
Common stock, no par value, 50,000,000 shares authorized; 4,164,142 and4,163,545 shares issued; 3,930,242 and 3,881,940 shares outstanding at June 30, 2001 and December 31, 2000	25,330	25,324
Capital surplus	68	103
Retained earnings	18,052	16,771
Treasury stock, 233,900 and 281,605 shares of common stock at cost at June 30, 2001, and December 31, 2000, respectively	(2,048)	(2,442)
Accumulated other comprehensive income	1,433	43

Total stockholders' equity	42,835	39,799

Total liabilities and stockholders' equity	$524,300	$539,605

See accompanying notes to the unaudited consolidated financial statements

 Team Financial, Inc. And Subsidiaries
 Consolidated Statements of Operations
 (Dollars In Thousands, Except Per Share Data)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

Interest Income:
Interest and fees on loans	$7,617	$7,397	$15,207	$14,324
Taxable investment securities	1,870	2,432	4,146	4,776
Nontaxable investment securities	297	260	571	527
Other	140	92	345	174

Total interest income	9,924	10,181	20,269	19,801

Interest Expense:
Deposits
Checking deposits	432	554	946	1,086
Savings deposits	124	150	247	296
Money market deposits	308	427	665	821
Certificates of deposit	3,560	3,558	7,461	6,856
Federal funds purchased and securities sold under agreements to repurchase	62	108	140	301
FHLB advances payable	415	398	833	753
Notes payable	219	292	487	501

Total interest expense	5,120	5,487	10,779	10,614

Net interest income before provision for loan losses	4,804	4,694	9,490	9,187

Provision for loan losses	416	203	678	388

Net interest income after provision for loan losses	4,388	4,491	8,812	8,799

Non-Interest Income:
Service charges	913	879	1,738	1,558
Trust fees	142	143	280	285
Gain on sales of mortgage loans	564	127	795	180
Gain (loss) on sales of investment securities	2	(1)	3	(6)
Other	368	303	706	678

Total non-interest income	1,989	1,451	3,522	2,695

Non-Interest Expenses:
Salaries and employee benefits	2,586	2,364	5,029	4,595
Occupancy and equipment	565	548	1,149	1,043
Data processing	416	489	812	957
Professional fees	302	185	567	356
Marketing	73	80	117	144
Supplies	90	65	164	147
Goodwill and core deposit intangible asset amortization	184	189	367	347
Conversion	39	62	69	62
Other	850	738	1,645	1,447

Total non-interest expenses	5,105	4,720	9,919	9,098

Income before income taxes	1,272	1,222	2,415	2,396
Income taxes	401	375	740	709

Net income	$871	$847	$1,675	$1,687

Shares applicable to basic income per share	3,930,590	3,908,254	3,906,190	3,973,453

Basic income per share	$0.22	$0.22	$0.43	$0.42

Shares applicable to diluted income per share	3,977,840	3,908,254	3,953,440	3,973,453

Diluted income per share	$0.22	$0.22	$0.42	$0.42

See accompanying notes to the unaudited consolidated financial statements

 Team Financial, Inc. And Subsidiaries
 Consolidated Statements of Comprehensive Income
 (In Thousands)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2001	2000	2001	2000

Net Income	$871	$847	$1,675	$1,687

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $(42) and $18 for the three months ended June 30, 2001 and June 30, 2000, respectively; and net of tax $745 and $(235) for the six months ended June 30, 2001 and June 30, 2000, respectively	(71)	32	1,392	(577)
Reclassification adjustment for gains (losses) included in net income net of tax of $(1) and $0 for the three months ended June 30, 2001 and June 30, 2001, respectively; and net of tax $(1) and $2 for the six months ended June 30, 2001 and June 30, 2000, respectively	(1)	1	(2)	4

Other comprehensive income (loss), net	(72)	33	1,390	(573)

Comprehensive income	$799	$880	$3,065	$1,114

See accompanying notes to the unaudited consolidated financial statements

 Team Financial, Inc. And Subsidiaries
 Consolidated Statements of Changes In Stockholders' Equity
Six Months Ended June 30, 2001
( In Thousands)
(Unaudited)

					Accumulated
		Additional			other	Total
	Common	paid-in	Retained	Treasury	comprehensive	stockholders'
	stock	capital	earnings	stock	income	equity

BALANCE, December 31, 2000	$25,324	$103	$16,771	$(2,442)	$43	$39,799
Treasury stock purchased (2,295 shares)				(16)		(16)
Common stock issued in connection with compensation plans (597 shares)	6					6
Contribution of shares of treasury stock to Company ESOP (50,000 shares)		(35)		410		375
Net Income			1,675			1,675
Dividends ($0.05 per share)			(394)			(394)
Other comprehensive income net of $787 in taxes					1,390	1,390

BALANCE, June 30, 2001	$25,330	$68	$18,052	$(2,048)	$1,433	$42,835

See accompanying notes to the unaudited consolidated financial statements

 Team Financial, Inc. And Subsidiaries
Consolidated Statements Of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended

	2001	2000

Cash flows from operating activities:
Net income	$1,675	$1,687
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	678	388
Depreciation and amortization	846	889
Contribution of treasury stock to ESOP	375	-
Net (gain) loss on sales of investment securities	(3)	6
Net gain on sales of mortgage loans	(795)	(180)
Net (gain) loss on sales of assets acquired through foreclosure	(7)	15
Net gain on sale of credit card portfolio	(10)	-
Proceeds from sale of credit card portfolio	1,187	-
Proceeds from sale of mortgage loans	20,470	6,446
Origination of mortgage loans for sale	(23,661)	(7,881)
Net increase in other assets	(416)	(1,240)
Net increase in accrued expenses and other liabilities	312	2,075

Net cash provided by operating activities	651	2,205

Cash flows from investing activities:
Net increase in loans	(788)	(8,295)
Proceeds from sale of investment securities available-for-sale	20	3,409
Proceeds from maturities and principal reductions of investment securities available-for-sale	35,199	6,271
Purchases of investment securities available-for-sale	(13,100)	(6,458)
Proceeds from maturities and principal reductions of investment securities held-to-maturity	-	1,172
Purchases of investment securities held-to-maturity	-	(135)
Purchase of premises and equipment, net	(516)	(196)
Proceeds from sales on assets acquired through foreclosure	699	1,139
Purchase of bank owned life insurance	(14,000)	-
Cash paid for acquisitions	-	(2,731)

Net cash provided by (used in) investing activities	7,514	(5,824)

Cash flows from financing activities:
Net decrease in deposits	(14,387)	(8,073)
Net decrease in federal funds purchased and securities sold under agreement to repurchase	(537)	(2,210)
Payments on Federal Home Loan Bank advances	(3,452)	(1,049)
Proceeds from Federal Home Loan Bank advances	-	7,000
Payments on notes payable	(1,025)	(1,099)
Proceeds of notes payable	-	5,350
Common stock issued	6	56
Purchase of treasury stock	(16)	(2,160)
Dividends paid on common stock	(391)	(402)

Net cash used in financing activities	(19,802)	(2,587)

Net change in cash and cash equivalents	(11,637)	(6,206)

Cash and cash equivalents at beginning of the period	25,367	22,507

Cash and cash equivalents at end of the period	$13,730	$16,301

Supplemental disclosures of cash flow information:

Transfer of securities from held-to-maturity to available-for-sale	$24,864	$-

Assets acquired through foreclosure	$779	$271

Loans to facilitate the sale of real estate acquired through foreclosure	$204	$-

See accompanying notes to the unaudited consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six month periods ended June 30, 2001 and 2000

Note1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Team Financial, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial condition and results of operations required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

The interim consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated.  The December 31, 2000 statement of financial condition has been derived from the audited consolidated financial statements as of that date.  The results of the interim period ended June 30, 2001 are not necessarily indicative of the results expected for the year ending December 31, 2001.

Note 2:  Earnings Per Common Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Note 3:  Stock Repurchase Program

The Board of Directors approved a stock repurchase program in January 2001, authorizing the repurchase of up to 300,000 shares of the Company’s common stock.  As of June 30, 2001, the Company had repurchased 2,295 shares of its common stock under the program at an average price of $6.78 per share.

Note 4:  Dividend Declared

On May 22, 2001, the Company declared a quarterly dividend of $0.05 per share to all shareholders of record on June 30, 2001, payable July 20, 2001.

Note 5:  Recent Accounting Pronouncements

In September 2000, FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of SFAS No. 125.  This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001.  The adoption of the standard will not have a significant impact on the consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.  SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.  SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 will also require intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The provisions of SFAS No. 141 are required to be adopted immediately and SFAS No. 142 will be effective January 1, 2002.  Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature.  Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

SFAS No. 141 will require upon adoption of SFAS No. 142, the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase a business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart form goodwill.  Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption.  In addition, to the extent an intangible assets is identified as having an indefinite useful life, a test will be required to be made of the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.  This will be accomplished through the identification of reporting units and determination of the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.  The Company will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount.  To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired then the second step of the transitional impairment test must be performed.  In the second step, the implied fair value must be compare to the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the carrying amount, both of which would be measured as of the date of adoption.  This second step is required to be completed as soon as possible, both no later than the end of the year of adoption.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of earnings.

As of the date of adoption SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $16.7 million, all of which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142.  Pre-tax amortization expense related to goodwill was $722,000 and $367,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively.  Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142 it is not practicable to reasonably estimate whether any transitional impairment losses will be required to be recognized as the cumulative effect of change in accounting principle.

Note 6:  Acquisitions and Subsequent Events

On May 7, 2001, the Company entered into an Agreement to merge with Post Bancorp, Inc., owner of Colorado Springs National Bank.  The transaction is expected to be closed in the third quarter of 2001 and is subject to regulatory approval as well as approval from stockholders of Post Bancorp, Inc.  The acquisition will be accounted for using the purchase method of accounting.

On July 12, 2001, the Company filed an S-1 registration statement for the offering of 1,350,000 in trust preferred securities at $10.00 per share.  The proceeds of the offering, after deducting underwriting expenses and commissions, will be approximately $12.5 million.  The Company expects to use the approximately $11.0 million of the net proceeds to pay the cash portion of the Post Bancorp, Inc. acquisition price.  The remaining proceeds will be used to pay down a portion of the Company’s line of credit.  Once paid down, the additional borrowing capacity will be available for branch acquisitions, capital contributions to the Company’s subsidiary banks, and for general corporate purposes.

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

Team Financial, Inc. (the “Company”) is a financial holding company incorporated in the State of Kansas. The Company offers full service community banking and financial services through 19 locations in the Kansas City metropolitan area, southeastern Kansas, western Missouri, and the Omaha, Nebraska metropolitan area.  The Company’s presence in Kansas consists of seven locations in the Kansas City metro area, which includes the high growth market of Johnson County, three locations in southeast Kansas and two locations along the I-70 corridor.  The Company operates two locations in western Missouri, and five in the metropolitan area of Omaha, Nebraska.  The Company’s growth over recent years has been achieved primarily through purchases of branches of large banks and through acquisitions of community banks.  Additional asset growth has occurred through internal growth at existing banks as well as from opening three new branches.  The Company’s stock is listed on the Nasdaq National Market (“NASDAQ”) under the symbol “TFIN”.

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

FINANCIAL CONDITION

Total assets of the Company at June 30, 2001, were $524.3 million compared to $539.6 million at December 31, 2000.  The decrease of $15.3 million was primarily due to a decrease in investment securities of $19.7 million with a corresponding decrease in deposit balances of $14.4 million and Federal Home Loan Bank advances of $3.5 million.

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

Total investment securities decreased $19.7 million, or 12.5%, to $137.5 million at June 30, 2001, from $157.2 million at December 31, 2000.  The decrease in investment securities from December 31, 2000, was primarily due to investment securities being called from the Company by the debt issuers, as the debt issuers chose to re-finance the debt at more favorable rates, and from accelerated payments from the Company’s mortgage backed securities.

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

Loans Receivable:  Loans receivable increased $2.5 million, or 0.8%, to $334.4 million at June 30, 2001, compared to $331.9 million at December 31, 2000.  The increase in loans receivable was the result of growth in the Company’s commercial loans of $12.6 million.  During fiscal year 2000, the Company began placing more emphasis on and allocating more resources to commercial lending at its banking locations.  During the first quarter of 2000, the Company increased its commercial lending staff in the Kansas City metro area at Community Bank.  Community Bank specializes in commercial lending.  The increased management efforts on building the commercial loan portfolio allowed the Company to increase its mix of commercial loans as a percent of its total loan portfolio.  Commercial loans have increased $22.2 million from March 31, 2000 to June 30, 2001 and comprise 40.5% of the loan portfolio at June 30, 2001 versus 35.0% of the loan portfolio at March 31, 2000.  Commercial loans contain more risk and generally require higher reserves than other loans in the Company’s loan portfolio.

The Company’s installment loans decreased $6.6 million to $33.9 million at June 30, 2001, compared to $40.5 million at December 31, 2000, as the Company completed the sale of its credit card portfolio during the quarter.  The Company sold the credit card portfolio for $1.2 million and recorded a gain on the sale of $10,000.

The substantial majority of the Company’s residential mortgage loan production is underwritten in compliance with the requirements for sale to or conversion to mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA), and the Government National Mortgage Association (GNMA).  The majority of the Company’s commercial loans include loans to service, retail, wholesale, and light manufacturing businesses.  These loans are made at rates based on the prevailing national prime interest rate, as well as fixed rates for terms generally ranging from three to five years. Installment loans include automobile, residential, and other personal loans.  The majority of the installment loans are loans with fixed interest rates.

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

The following table summarizes the Company’s non-performing assets:

	June 30, 2001	December 31, 2000

	(In Thousands)
Non-performing assets:
Non-accrual loans
Real estate loans	$925	$862
Commercial, industrial, and agricultural	1,547	1,116
Installment loans	864	650
Lease financing receivables	30	77

Total non-accrual loans	3,366	2,705

Loans past due 90 days or more still accruing
Real estate loans	$232	$326
Commercial, industrial, and agricultural	39	1,119
Installment loans	132	73

Total past due 90 days or more still accruing	403	1,518

Total non-performing loans	3,769	4,223
Assets acquired through foreclosure	665	340

Total non-performing assets	$4,434	$4,563

Non-performing loans to total loans	1.13%	1.27%

Non-performing assets to total assets	0.85%	0.85%

Non-performing assets totaled $4.4 million at June 30, 2001, compared to $4.6 million at December 31, 2000, representing a decrease of $129,000, or 2.8%.

Non-performing loans totaled $3.8 million at June 30, 2001, decreasing $454,000, or 10.8%, from $4.2 million at December 31, 2000.  The decrease in non-performing loans was primarily the result of a $490,000 decrease in accounts receivable loans past due 90 days and still accruing as the Company sold the loans back to the customer. The Company’s accounts receivable loans are purchased with recourse, allowing the Company the option to sell the loans back to the customer.  The decrease in non-performing loans was also attributable to three commercial loans past due 90 days and still accruing of $365,000, $80,000, and $78,000 that became current during the quarter, a $219,000 commercial non-accrual loan that was paid down to $156,000 during the quarter, and two real estate non-accrual loans of $95,000 and $124,000 that became current during the quarter.  During the quarter the Company added a $388,000 real estate loan to non-accrual, and a $687,000 commercial loan to non-accrual.  The $687,000 commercial loan is backed by a Small Business Administration guarantee and specific reserves.

Assets acquired through foreclosure increased $325,000, or 96%, to $665,000 at June 30, 2001, compared to $340,000 at December 31, 2000.  The assets consist of 12 properties at June 30, 2001 versus 9 properties at December 31, 2000.  The $665,000 balance of the assets acquired through foreclosure primarily consists of five properties with an aggregate balance of $513,500.

As of June 30, 2001, there were no significant loans excluded from non-performing loans set forth above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming non-performing.

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

The following table summarizes the Company’s allowance for loan and lease losses:

	Six Months Ended June 30,
	2001	2000

	(Dollars In Thousands)
Balance, beginning of period	$3,911	$3,320
Provision for loan losses	678	388
Charge-offs	(962)	(429)
Recoveries	203	151
Allowance of acquired banks	-	353

Balance, end of period	$3,830	$3,783

Allowance for loan losses as a percent of total loans	1.15%	1.14%

Allowance for loan losses as a percent of non-performing loans	101.62%	100.08%

Net charge-offs as a percent of total loans	0.23%	0.08%

Allowance for loan losses was 1.15% of total loans at June 30, 2001, an increase from 1.14% at June 30, 2000.  The Company experienced net charge-offs of $759,000, or 0.23% of total loans, for the six months ended June 30, 2001, versus $278,000, or 0.08% of total loans, for the corresponding period in 2000.  The increase of $481,000 in net charge-offs was primarily the result of installment loan charge-offs of $388,000 and a real estate development loan charge-off of $109,000.  The increase in installment loan charge-offs was partially attributable to additional credit card portfolio charge-offs in preparation for the sale of the credit card portfolio, which was disposed of during the second quarter, charge-offs generated in conjunction with normal review and analysis which was completed after the merger of the bank charters occurring during the first quarter, and a general increase in installment loan charge-offs.

Other Assets:  Other assets totaled $16.4 million at June 30, 2001, an increase of $14.1 million from $2.3 million at December 31, 2000.  The increase resulted from the Company’s $14.0 million investment in bank owned life insurance covering certain executives within the Company.  The Company will record income from the investment to the extent the earnings offset the cost of the insurance and related deferred compensation benefits to the executives covered in the plan.

Deposits:  Total deposits decreased $14.4 million to $427.8 million at June 30, 2001, from $442.2 million December 31, 2000.  The decrease in deposits was related to a decrease in checking deposits of $4.8 million and certificates of deposit of $9.5 million.  The decrease in checking deposits was attributable to a decrease in customer deposits primarily related to semi-annual real estate tax payments due during June of each year.  The decrease in certificates of deposit balances was attributable to the decrease wholesale public fund deposits the Company replaced with the proceeds from the called investment securities.

Federal Home Loan Bank Advances:  Federal Home Loan Bank advances decreased $3.5 million to a balance of $27.5 million at June 30, 2001.  The decrease was due to advances paid off with the proceeds from the called  investment securities.

Notes Payable:  Notes payable decreased $1.0 million to $13.4 million at June 30, 2001, from $14.4 million December 31, 2000.  The decrease was attributable to the normal quarterly principal payment of $125,000 and a pay down on the Company’s line of credit as a function of cash management at the parent company.

Equity:  The Company’s Board of Directors approved a stock repurchase program in January 2001, authorizing the repurchase of up to 300,000 shares of the Company’s common stock.  As of June 30, 2001, the Company had repurchased 2,295 shares under the program at an average price of $6.78 per share.

Regulatory Capital:  The Company is subject to regulatory capital requirements administered by Federal Reserve, the Federal Deposit Insurance Corporation, and the Comptroller of the Currency.  Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions.  As of June 30, 2001, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis.  The Company’s ratios at June 30, 2001, were as follows:

	At June 30, 2001

Ratio	Actual	Minimum Required

Total capital to risk weighted assets	9.74%	8.00%
Core capital to risk weighted assets	8.66%	4.00%
Core capital to average assets	6.01%	4.00%

Liquidity

The Company continuously forecasts and manages its liquidity in order to satisfy cash flow requirements of depositors and borrowers and allow the Company to meet its own cash flow needs.  The Company has developed internal and external sources of liquidity to meet its continued growth needs.  These include, but are not limited to, the ability to raise deposits through branch promotional campaigns, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank.  The Company’s most liquid assets are cash and cash equivalents and investment securities available-for-sale.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given period.  At June 30, 2001 and December 31, 2000, these liquid assets totaled $151.2 million and $157.7 million, respectively.  Management believes the Company’s sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before provision for loan losses for the three and six months ended June 30, 2001 totaled $4.8 million and $9.5 million, respectively, compared to $4.7 million and $9.2 million for the same periods in 2000.  The respective increases of $110,000 and $303,000 were primarily attributable to the additional net interest income contributed from the operations of the acquisition of Fort Calhoun Investment Co. during the first quarter of 2000.

The Company’s net interest margin as a percent of average earning assets increased for the three and six months ended June 30, 2001, compared to the same periods a year ago.  For the three months ended June 30, 2001, net interest margin increased to 4.07% from 3.88% for the three months ended June 30, 2000.  The increase in net interest margin for the three months ended June 30, 2001, compared to the three months ended June 30, 2000, is primarily attributable to a 13 basis point decrease in the average rate paid on deposits to 4.78% for the three months ended June 30, 2001 from 4.91% for the three months ended June 30, 2000, as well as an 11 basis point increase on the average rate earned on loans receivable to 9.15% for the three months ended June 30, 2001 from 8.93% for the three months ended June 30, 2000.

Net interest margin increased to 4.00% for the six months ended June 30, 2001 from 3.89% for the six months ended June 30, 2000.  The increase in net interest margin for the six months ended June 30, 2001, was primarily attributable to a 22 basis point increase on the average rate earned on loans receivable to 9.15% for the six months ended June 30, 2001, from 8.93% for the six months ended June 30, 2000.

The following tables present certain information relating to net interest income for the three and six months ended June 30, 2001 and 2000.  The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown.

	Three Months Ended June 30, 2001			Three Months Ended June 30, 2000

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars In Thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3)	$336,589	$7,617	9.08%	$331,771	$7,397	8.97%
Investment securities-taxable	117,769	1,870	6.37%	143,063	2,432	6.84%
Investment securities-nontaxable (4)	24,044	472	7.87%	23,650	435	7.40%
Federal funds sold and interest-bearing deposits	12,309	140	4.56%	5,808	92	6.37%

Total interest earning assets	$490,711	10,099	8.26%	$504,292	10,356	8.26%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$134,293	864	2.58%	$148,548	1,131	3.06%
Time deposits	247,982	3,560	5.76%	253,051	3,558	5.66%
Federal funds purchased and securities sold under agreements to repurchase	6,112	62	4.07%	7,476	108	5.81%
Notes Payable and Federal Home Loan Bank Advances	41,297	634	6.16%	40,600	690	6.84%

Total interest bearing liabilities	$429,684	5,120	4.78%	$449,675	5,487	4.91%

Net interest income (tax equivalent)		$4,979			$4,869

Interest rate spread			3.48%			3.35%
Net interest earning assets	$61,027			$54,617

Net interest margin			4.07%			3.88%
Ratio of average interest bearning liabilities to average interest earing assets	88.56%			89.17%

(1)	Loans are net of deferred loan fees.
(2)	Non-accruing loans are included in the computation of average balances.
(3)	The Company includes loan fees in interest income. These fees for the three months ended June 30, 2001 and 2000 were $206,000and $244,000, respectively.
(4)	Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the three months ended June 30, 2001 and 2000 were $175,000 and $175,000, respectively.

	Six Months Ended June 30, 2001			Six Months Ended June 30, 2000

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars In Thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3)	$335,338	$15,207	9.15%	$322,559	$14,324	8.93%
Investment securities-taxable	122,735	4,146	6.81%	141,567	4,776	6.78%
Investment securities-nontaxable (4)	23,795	915	7.75%	24,063	891	7.45%
Federal funds sold and interest-bearing deposits	13,580	345	5.12%	5,756	174	6.08%

Total interest earning assets	$495,448	20,613	8.39%	$493,945	20,165	8.21%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$134,847	1,858	2.78%	147,383	2,203	3.01%
Time deposits	254,347	7,461	5.92%	249,627	6,856	5.52%
Federal funds purchased and securities sold under agreements to repurchase	6,102	140	4.63%	10,541	301	5.74%
Notes payable and Federal Home Loan Bank advances	41,975	1,320	6.34%	39,323	1,254	6.41%

Total interest bearing liabilities	$437,271	10,779	4.97%	$446,874	10,614	4.78%

Net interest income (tax equivalent)		$9,834			$9,551

Interest rate spread			3.42%			3.43%
Net interest earning assets	$58,177			$47,071

Net interest margin (4)			4.00%			3.89%
Ratio of average interest bearing liabilitiesto average interest earning assets	88%			90%

(1)	Loans are net of deferred loan fees.
(2)	Non-accruing loans are included in the computation of average balances.
(3)	The Company includes loan fees in interest income. These fees for the six months ended June 30, 2001 and 2000 were $397,000 and $436,000, respectively.
(4)	Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the six months ended June 30, 2001 and 2000 were $344,000 and $364,000, respectively.

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

	Three Months Ended June 30, 2001
	Compared To
	Three Months Ended June 30, 2000

	Increase (Decrease) Due To:

	Volume	Rate	Net

Interest Income:	(In Thousands)
Loans receivable, net (1) (2) (3)	$129	$91	$220
Investment securities-taxable	(431)	(131)	(562)
Investment securities-nontaxable (4)	8	29	37
Federal funds sold and interest-bearing deposits	104	(56)	48

Total Interest Income	(190)	(67)	(257)

Interest Expense:
Savings deposits and interest bearing checking	(106)	(161)	(267)
Time deposits	(62)	64	2
Federal funds purchased and securities sold under agreements to repurchase	(19)	(27)	(46)
Notes Payable and Federal Home Loan Bank Advances	14	(70)	(56)

Total Interest Expense	(173)	(194)	(367)

Net change in net interest income	$(17)	$127	$110

(1)	Loans are net of deferred loan fees.
(2)	Non-accruing loans are included in the computation of average balances.
(3)	The Company includes loan fees in interest income. These fees for the three months ended June 30, 2001 and 2000 were $206,000 and $244,000, respectively.
(4)	Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the three months ended June 30, 2001 and 2000 were $175,000 and $175,000, respectively.

	Six Months Ended June 30, 2001
	Compared To
	Six Months Ended June 30, 2000

	Increase (Decrease) Due To:

	Volume	Rate	Net

Interest Income:	(In Thousands)
Loans receivable, net (1) (2) (3)	$525	$358	$883
Investment securities-taxable	(647)	17	(630)
Investment securities-nontaxable (4)	(12)	36	24
Federal funds sold and interest-bearing deposits	235	(64)	171

Total Interest Income	101	347	448

Interest Expense:
Savings deposits and interest bearing checking	$(193)	(152)	(345)
Time deposits	$111	494	605
Federal funds purchased and securities sold under agreements to repurchase	$(127)	(34)	(161)
Notes Payable and Federal Home Loan Bank Advances	81	(15)	66

Total Interest Expense	(128)	293	165

Net change in net interest income	$229	$54	$283

(1)	Loans are net of deferred loan fees.
(2)	Non-accruing loans are included in the computation of average balances.
(3)	The Company includes loan fees in interest income. These fees for the six months ended June 30, 2001, and 2000 were $397,000 and $436,000, respectively.
(4)	Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the six months ended June 30, 2001 and 2000 were $344,000 and $364,000, respectively.

Non-Interest Income

Non-interest income for the three months ended June 30, 2001, was $2.0 million, an increase of $538,000, or 37%, over the three-month period ended June 30, 2000.  For the six months ended June 30, 2001, non-interest income increased $827,000, or 31%, versus the six months ended June 30, 2000.  The increases for the three and six months ended were primarily attributable the increase of gain on sales of mortgage loans, and to a lesser extent, attributable to the increase of service charge income.

For the three months ended June 30, 2001, gain on sales of mortgage loans increased $437,000, or 344%, to $564,000 compared to the three months ended June 30, 2000.  For the six months ended June 30, 2001, gain on sales of mortgage loans increased $615,000, or 342%, to $795,000 compared to the six months ended June 30, 2000.  The increase of gain on sales of mortgage loans was the result of the increase in the volume of loans refinanced and originated and sold, due to a more favorable interest rate environment during the three and six months ended June 30, 2001, compared to the same periods a year ago.

For the three months ended June 30, 2001, service charge income increased $34,000, or 4%, to $913,000 compared to the three months ended June 30, 2000.  For the six months ended June 30, 2001 service charge income increased $180,000, or 12%, to $1.7 million compared to the six months ended June 30, 2000.  The increase of service charge income was related to additional fee based services offered on deposit account and limitation on fee waivers.

Net of the operations from Fort Calhoun State Bank, acquired in the first quarter of 2000, non-interest income increased $359,000 and $353,000 for the respective three and six months ended June 30, 2001, compared to the three and six months ended June 30, 2000.

Non-Interest Expense

Non-interest expense increased $385,000 to $5.1 million for the three months ended June 30, 2001, compared to $4.7 million for the three months ended June 30, 2000.  Approximately $340,000 of the increase is directly attributable to the operations from the acquisition of Fort Calhoun State Investment Co., which was acquired on March 23, 2000.  Net of the acquisition, non-interest expense increased $45,000 for the second quarter of 2001 compared to the second quarter of 2000.   Non-interest expense increased $821,000 to $9.9 million for the six months ended June 30, 2001 compared to $9.1 million for the six months ended June 30, 2000.  Approximately $790,000 of the increase is directly attributable to the operations from the acquisition of Fort Calhoun State Investment Co.  Net of the acquisition, non-interest expense increased $31,000 for the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

The Company’s salary and benefits increased $222,000 and $434,000 for the respective three and six months ended June 30, 2001 compared to the same periods a year ago.  Net of the increase related to the acquired operations, salaries and benefits increased $22,000 and $76,000, respectively,

Professional fees were $302,000 for the three months ended June 30, 2001, an increase of $117,000 from $185,000 for the three months ended June 30, 2000.  For the six months ended professional fees were $567,000, an increase of $211,000, from $356,000 for the six months ended June 30, 2000.  The increase in professional fees is attributable to consulting fees based on a percentage of the service charge income generated from the additional deposit account services provided to customers as well as consulting fees paid related to the tax benefits on to the establishment of real estate investment trusts.

Income Tax Expense

The Company recorded income tax expense of $401,000 for the three months ended June 30, 2001, an increase of $26,000 compared to an income tax expense of $375,000 for the three months ended June 30, 2000.  The Company’s effective tax rate increased to 31.5% for the three months ended June 30, 2001, up from 30.69% for the three months ended June 30, 2000.  For the six months ended June 30, 2001, income tax expense was $740,000, an increase of $31,000 from $709,000 for the six months ended June 30, 2000.  The increase in the effective tax rate is primarily the result of the higher effective tax rate from the operations of Fort Calhoun State Bank, acquired in the first quarter of 2000.  The Company’s effective tax rate is less than the statutory federal rate of 34% due primarily to municipal interest income and the income tax benefit resulting from dividends passed through the ESOP to the ESOP participants.

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

The following table indicates that at June 30, 2001, if there had been a sudden and sustained increase in prevailing market interest rates, the Company’s 2001 interest income would be expected to decrease, while a decrease in rates would indicate an increase in income.

	Net Interest	(Decrease)	Percent
Change in Interest Rates	Income	Increase	Change

	(Dollars In Thousands)
200 basis point rise	$19,755	$(180)	(0.90)%
100 basis point rise	19,789	(146)	(0.73)
base rate scenario	19,935	-	-
100 basis point decline	20,065	130	0.65
200 basis point decline	20,107	172	0.86

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

a)          The Company’s annual meeting of Stockholders was held on June 19, 2001.

b)          The election of the following individuals as Directors for the term of three years each.
Name	For	Against

Michael L. Gibson	3,117,812	441,810
Montie Taylor	3,554,825	199,818
Robert J. Weatherbie	3,117,812	441,810

c)          Other Matters

a.	The appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2001.
For	Against	Abstain

3,570,430	49,499	4,700

             d)          Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

a)          Exhibits

Description
Exhibit Number
2.1	Acquisition Agreement and Plan of Merger dated October 1, 1999 among Team Financial, Inc., Team Financial Acquisition Subsidiary, Inc., and ComBankshares, Inc. (2)

3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (3)

3.2	Amended Bylaws of Team Financial, Inc. (3)

4.1	Form of Indenture. (1)

4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1). (1)

4.3	Certificate of Trust. (1)

4.4	Trust Agreement. (1)

4.5	Form of Amended and Restated Trust Agreement. (1)

4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (1)

4.7	Form of Preferred Securities Guarantee Agreement. (1)

4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (1)

10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 1, 2001. (1)

10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 1, 2001. (1)

10.3	Employment Agreement between Team Financial, Inc. and Rick P. Bartley dated January 1, 2001. (1)

10.4	Laser Pro License and Maintenance Agreement between Miami County National Bank (now TeamBank N.A.) and CFI Bankers Service Group, Inc. dated March 17, 1999. (3)

10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (1)

10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (3)

10.7-10.10	Exhibit numbers intentionally not used.

10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (3)

10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (3)

10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (3)

10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (3)

10.15	Loan agreement between Team Financial, Inc. and Mercantile Bank dated December 3, 1999. (4)

10.16	Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001. (1)

11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (1)

23.1	Consent of KPMG LLP. (1)

23.2	Consent of Richey May & Co.(1)

23.3	Consent of Jones & Keller, P.C. (included in opinions filed as Exhibits 5.1 and 8.1).(1)

23.4	Consent of Richards, Layton & Finger, P.A. (included in opinion filed as Exhibit 5.2).(1)

24.1	Powers of Attorney (included as part of signature pages).

(1)	Filed with Registration Statement on Form S-1, as amended, (Registration Statement No. 333-64934) and incorporated herein by reference.
(2)	Filed with the Form 8-K/A dated December 30, 1999 (File No. 000-26335) and incorporated herein by reference.
(3)	Filed under the same exhibit number with the Registration Statement on Form S-1, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.
(4)	Filed with the Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 000-26335) and incorporated herein by reference.

(b)	Reports on Form 8-K Filed

No reports were filed during the period covered with this report.

SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed
on its behalf by the undersigned thereunto duly authorized.

Date:	August 13, 2001	By:	/s/ Robert J. Weathebie

Robert J. Weatherbie
Chairman Chief Executive Officer

Date:	August 13, 2001	By:	/s/ Michael L. Gibson

President of Investments Chief Financial Officer