Form 10-Q
period 2001-09-30
TEAM FINANCIAL INC /KS
filed 2001-11-14
CIK 1082484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

There were 4,179,242 shares of the Registrant’s common stock, no par value, outstanding as of November 9, 2001.

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Financial Condition
(In Thousands)
(Unaudited)

	September 30,	December 31,
ASSETS	2001	2000

Cash and due from banks	$14,922	$8,702
Federal funds sold and interest bearing bank deposits	24,461	16,665
Cash and cash equivalents	39,383	25,367

Investment securities
Available for sale, at fair value (amortized cost of $152,755 and $132,291 at September 30, 2001 and December 31, 2000, respectively)	156,317	132,360
Held to maturity, at cost (fair value of $25,161 at December 31, 2000)	-	24,864
Total investment securities	156,317	157,224

Loans receivable, net of unearned fees	351,980	331,931
Allowance for loan losses	(4,253)	(3,911)
Net loans receivable	347,727	328,020

Accrued interest receivable	5,257	5,453
Premises and equipment, net	11,206	10,007
Assets acquired through foreclosure	1,089	340
Goodwill and core deposit intangible assets, net of accumulated amortization	16,818	10,914
Bank owned life insurance policies	14,333	-
Other assets	3,820	2,280

Total assets	$595,950	$539,605

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Checking deposits	$149,809	$126,180
Savings deposits	35,623	21,028
Money market deposits	48,344	39,604
Certificates of deposit	252,097	255,383
Total deposits	485,873	442,195
Federal funds purchased and securities sold under agreements to repurchase	4,939	7,353
Federal Home Loan Bank advances	26,495	30,949
Notes payable	9,225	14,425
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	-
Accrued expenses and other liabilities	7,628	4,884

Total liabilities	549,685	499,806

Stockholders' Equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued	-	-
Common stock, no par value, 50,000,000 shares authorized; 4,414,142 and 4,163,545 shares issued; 4,179,242 and 3,881,940 shares outstanding at September 30, 2001 and December 31, 2000	27,144	25,324
Capital surplus	68	103
Retained earnings	18,782	16,771
Treasury stock, 234,900 and 281,605 shares of common stock at cost at September 30, 2001, and December 31, 2000, respectively	(2,056)	(2,442)
Accumulated other comprehensive income	2,327	43

Total stockholders' equity	46,265	39,799

Total liabilities and stockholders' equity	$595,950	$539,605

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Operations
(Dollars In Thousands, Except Per Share Data)
(Unaudited)

Three Months Ended

			Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
Interest Income:
Interest and fees on loans	$7,369	$7,675	$22,576	$21,999
Taxable investment securities	1,830	2,408	5,976	7,184
Nontaxable investment securities	232	272	803	799
Other	173	28	518	202

Total interest income	9,604	10,383	29,873	30,184

Interest Expense:
Deposits
Checking deposits	448	542	1,394	1,628
Savings deposits	127	147	374	443
Money market deposits	340	423	1,005	1,244
Certificates of deposit	3,298	3,667	10,759	10,523
Federal funds purchased and securities sold under agreements to repurchase	42	152	182	453
FHLB advances payable	407	507	1,240	1,260
Notes payable	129	313	616	814
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	213	-	213	-

Total interest expense	5,004	5,751	15,783	16,365

Net interest income before provision for loan losses	4,600	4,632	14,090	13,819

Provision for loan losses	217	404	895	792

Net interest income after provision for loan losses	4,383	4,228	13,195	13,027

Non-Interest Income:
Service charges	917	935	2,655	2,493
Trust fees	138	136	418	421
Gain on sales of mortgage loans	464	177	1,259	357
Gain (loss) on sales of investment securities	3	(79)	6	(85)
Other	587	396	1,293	1,074

Total non-interest income	2,109	1,565	5,631	4,260

Non-Interest Expenses:
Salaries and employee benefits	2,539	2,327	7,568	6,922
Occupancy and equipment	561	539	1,710	1,582
Data processing	453	441	1,265	1,398
Professional fees	341	331	908	687
Marketing	82	42	199	186
Supplies	100	84	264	231
Goodwill and core deposit intangible asset amortization	189	185	556	532
Conversion	80	-	149	62
Other	835	859	2,480	2,306

Total non-interest expenses	5,180	4,808	15,099	13,906

Income before income taxes	1,312	985	3,727	3,381

Income taxes	374	285	1,114	994

Net income	$938	$700	$2,613	$2,387

Shares applicable to basic income per share	3,962,068	3,874,436	3,925,020	3,936,625

Basic income per share	$0.24	$0.18	$0.67	$0.61

Shares applicable to diluted income per share	4,009,318	3,874,436	3,972,270	3,936,625

Diluted income per share	$0.23	$0.18	$0.66	$0.61

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

Three Months Ended

			Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000

Net Income	$938	$700	$2,613	$2,387
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $464 and $447 for the three months ended September 30, 2001 and September 30, 2000, respectively; and net of tax $1,209 and $209 for the nine months ended September 30, 2001 and September 30, 2000, respectively	896	762	2,288	177
Reclassification adjustment for gains (losses) included in net income net of tax of $(1) and $24 for the three months ended September 30, 2001 and September 30, 2000, respectively; and net of tax $(2) and $25 for the nine months ended September 30, 2001 and September 30, 2000, respectively	(2)	55	(4)	60
Other comprehensive income, net	894	817	2,284	237
Comprehensive income	$1,832	$1,517	$4,897	$2,624

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Changes In Stockholders' Equity
Nine Months Ended September 30, 2001
(In Thousands)
(Unaudited)

					Accumulated
		Additional			other	Total
	Common	paid-in	Retained	Treasury	comprehensive	stockholders'
	stock	capital	earnings	stock	income	equity
BALANCE, December 31, 2000	$25,324	$103	$16,771	$(2,442)	$43	$39,799
Treasury stock purchased (3,295 shares)				(24)		(24)
Common stock issued in connection withcompensation plans (597 shares)	6					6
Common stock issued for acquisitions (250,000 shares)	1,814					1,814
Contribution of shares of treasury stock to Company ESOP (50,000 shares)		(35)		410		375
Net Income			2,613			2,613
Dividends ($0.15 per share)			(602)			(602)
Other comprehensive incomenet of $787 in taxes					2,284	2,284
BALANCE, September 30, 2001	$27,144	$68	$18,782	$(2,056)	$2,327	$46,265

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements Of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	2001	2000
Cash flows from operating activities:
Net income	$2,613	$2,387
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	895	792
Depreciation and amortization	1,254	1,339
Contribution of treasury stock to ESOP	375	-
Net (gain) loss on sales of investment securities	(6)	85
Net gain on sales of mortgage loans	(1,259)	(357)
Net (gain) loss on sales of assets acquired through foreclosure	(6)	15
Net gain on sale of credit card portfolio	(10)	-
Proceeds from sale of credit card portfolio	1,187	-
Proceeds from sale of mortgage loans	38,869	11,703
Origination of mortgage loans for sale	(41,204)	(11,879)
Net increase in other assets	(2,415)	(1,842)
Net increase in accrued expenses and other liabilities	625	2,637

Net cash provided by operating activities	918	4,880

Cash flows from investing activities:
Net decrease (increase) in loans	11,060	(6,652)
Proceeds from sale of investment securities available-for-sale	34	15,708
Proceeds from maturities and principal reductions of investment securities available-for-sale	49,749	9,049
Purchases of investment securities available-for-sale	(31,455)	(18,266)
Proceeds from maturities and principal reductions of investment securities held-to-maturity	-	1,190
Purchases of investment securities held-to-maturity	-	(413)
Purchase of premises and equipment, net	(537)	(616)
Proceeds from sales on assets acquired through foreclosure	942	570
Purchase of bank owned life insurance	(14,000)	-
Cash received (paid) for acquisitions, net	8,370	(2,731)

Net cash provided by (used in) investing activities	24,163	(2,161)

Cash flows from financing activities:
Net decrease in deposits	(13,916)	(18,135)
Net decrease in federal funds purchased and securities sold under agreement to repurchase	(2,414)	3,022
Payments on Federal Home Loan Bank advances	(4,454)	(11,051)
Proceeds from Federal Home Loan Bank advances	-	19,500
Payments on notes payable	(9,700)	(1,524)
Proceeds of notes payable	4,500	5,950
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	-
Common stock issued	6	56
Purchase of treasury stock	(24)	(2,468)
Dividends paid on common stock	(588)	(597)

Net cash used in financing activities	(11,065)	(5,247)

Net change in cash and cash equivalents	14,016	(2,528)

Cash and cash equivalents at beginning of the period	25,367	22,507

Cash and cash equivalents at end of the period	$39,383	$19,979

Supplemental disclosures of cash flow information:

Transfer of securities from held-to-maturity to available-for-sale	$24,864	$-

Assets acquired through foreclosure	$1,396	$296

Loans to facilitate the sale of real estate acquired through foreclosure	$204	$-

See accompanying notes to the unaudited consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine month periods ended September 30, 2001 and 2000

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

The interim consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated.  The December 31, 2000 statement of financial condition has been derived from the audited consolidated financial statements as of that date.  The results of the interim period ended September 30, 2001 are not necessarily indicative of the results expected for the year ending December 31, 2001.

Note 2:  Earnings Per Common Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods presented.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Note 3:  Stock Repurchase Program

The Board of Directors approved a stock repurchase program in January 2001, authorizing the repurchase of up to 300,000 shares of the Company’s common stock.  As of September 30, 2001, the Company had repurchased 3,295 shares of its common stock under the program at an average price of $7.08 per share.

Note 4:  Dividend Declared

On September 22, 2001, the Company declared a quarterly dividend of $0.05 per share to all shareholders of record on September 30, 2001, payable October 19, 2001.

Note 5:  Recent Accounting Pronouncements

In September 2000, FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of SFAS No. 125.  This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001.  The adoption of the standard will not have a significant impact on the consolidated financial statements of the Company.

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

SFAS No. 141 will require upon adoption of SFAS No. 142, the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase a business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill.  Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption.  In addition, to the extent an intangible assets is identified as having an indefinite useful life, a test will be required to be made of the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

As of the date of adoption SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $16.1 million, all of which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142.  Pre-tax amortization expense related to goodwill was $722,000 and $556,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively.  Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142 it is not practicable to reasonably estimate whether any transitional impairment losses will be required to be recognized as the cumulative effect of change in accounting principle.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  This Statement supersedes Statement No. 121 but retains many of its fundamental provisions.  Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions.  The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.  The Company has not yet completed its evaluation of the impact this Statement will have when adopted.

Note 6:  Acquisitions and Subsequent Events

On September 18, 2001, the Company acquired 100% if the outstanding stock of Post Bancorp, Inc., owner of Colorado Springs National Bank for $13.0 million, consisting of $11.0 million in cash and $2.0 million in common stock.  The value of the 250,000 shares of common stock was determined based on the average market price of the Company’s common shares over a three-day period beginning with the two days prior to the date that the terms of the acquisition were agreed to and announced.  The acquisition was accounted for using the purchase method of accounting, as required by SFAS 141.  The acquisition is the Company’s first in the dynamic market of Colorado Springs, Colorado along the front range of the Colorado Rocky Mountains. The Company now has an established presence in the growing metropolitan areas of Kansas City, Kansas; Omaha, Nebraska; and Colorado Springs, Colorado.  Colorado Springs National Bank offers community-banking services primarily to small to mid-size businesses in the Colorado Springs, Colorado metropolitan area.

The results of Post Bancorp, Inc. operations have been included in the consolidated financial statements since September 18, 2001.

On August 10, 2001, the Company completed of the issuance of 1,350,000, 9.50% Cumulative Trust Preferred Securities at $10 per preferred security.  In connection with the completion of the offering, the underwriters for the offering exercised their over-allotment option and purchased an additional 202,500, 9.50% Cumulative Trust Preferred Securities at the same price.  The net proceeds were $14,425,000 after deduction of offering expenses and underwriting commissions of $1,100,000.  The Company used approximately $11,000,000 of the net proceeds from the sale of the debentures to pay the cash portion of the purchase price for Post Bancorp, Inc.  The remaining net proceeds were be used to pay down the Company’s line of credit.  The cumulative trust preferred securities trade on the NASDAQ national market under the symbol “TFINP”.

Item 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Team Financial, Inc. (the “Company”) is a financial holding company incorporated in the State of Kansas. The Company offers full service community banking and financial services through 20 locations in the Kansas City metropolitan area, southeastern Kansas, western Missouri, the Omaha, Nebraska metropolitan area, and in Colorado Springs, Colorado.  The Company’s presence in Kansas consists of six locations in the Kansas City metro area, which includes the growth market of Johnson County, four locations in southeast Kansas and two locations along the I-70 corridor.  The Company operates two locations in western Missouri, five in the growing metropolitan area of Omaha, Nebraska, and one in the growth market of Colorado Springs, Colorado. The Company’s growth over recent years has been achieved primarily through purchases of branches of large banks and through acquisitions of community banks.  Additional asset growth has occurred through internal growth at existing banks as well as from opening three new branches.  The Company’s common stock is listed on the Nasdaq National Market (“NASDAQ”) under the symbol “TFIN”.

The Company’s results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  The Company’s operations are also affected by non-interest income, such as service charges, loan fees, and gains and losses from the sale of newly originated mortgage loans.  The Company’s principal operating expenses, aside from interest expense, consist of salaries and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

FINANCIAL CONDITION

Total assets of the Company at September 30, 2001, were $596.0 million compared to $539.6 million at December 31, 2000.  The increase of $56.4 million was primarily due to $71.3 million in assets purchased with the acquisition of Post Bancorp, Inc. and its subsidiary Colorado Springs National Bank during the third quarter.  Net of the acquired assets, total assets decreased $15.0 million.  This decrease was the result of a decrease in investment securities of $14.5 million and a decrease in loans receivable of $10.4 million.  Deposit balances decreased $14.0 million and Federal Home Loan Bank advances decreased $4.5 million.

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

Total investment securities were $156.3 million at September 30, 2001 compared to $157.2 million at December 31, 2000, an increase of $907,000, or 0.6%.  The Company purchased $13.6 million of investment securities with the acquisition of Colorado Springs National Bank.  Excluding the increase from the acquisition, total investment securities decreased $14.5 million, or 9.2%, primarily due to investment securities being called from the Company by the debt issuers, as the debt issuers chose to re-finance the debt at more favorable rates, and from accelerated principal payments received from the Company’s mortgage backed securities.

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

Loans Receivable:  Loans receivable increased $20.1 million, or 6.0%, to $352.0 million at September 30, 2001, compared to $331.9 million at December 31, 2000.  Contributing to the increase in loans receivable were $30.5 million in loans purchased with the acquisition of Colorado Springs National Bank during the third quarter.

 The Company’s commercial loans totaled $158.5 million at September 30, 2001, an increase of $35.7 million, or 29.1%, from $122.8 million at December 31, 2000.  The Company’s internal growth in commercial loans was $8.5 million net of the acquisition of Colorado Springs National Bank. Colorado Springs National Bank offers community-banking services primarily to small to mid-size businesses in the Colorado Springs, Colorado metropolitan area.  This compliments the Company’s continued emphasis on serving small to mid-sized businesses in the metropolitan markets as evidenced by past acquisitions in the Kansas City and Omaha metropolitan markets and the increase of its commercial lending staff in the Kansas City metropolitan area during 2000.   This positioning has allowed the Company to increase its commercial loan portfolio and its mix of commercial loans as a percent of its total loan portfolio.  Commercial loans have increased $52.3 million from December 31, 1999 to September 30, 2001 and comprise 45% of the loan portfolio at September 30, 2001 versus 34% of the loan portfolio at January 1, 2000.

The Company’s installment loans decreased $6.7 million, or 1.7%, net of acquired assets, to $33.8 million at September 30, 2001, compared to $40.5 million at December 31, 2000, as the Company completed the sale of its credit card portfolio during the second quarter.  The Company sold the credit card portfolio for $1.2 million and recorded a gain on the sale of $10,000.

The Company’s one to four family residential loans decreased $6.3 million, or 5.4%, at September 30, 2001 to $109.6 million, compared to $115.9 million at December 31, 2000.  The decrease is the result of increased customer refinancing of these loans to fix rate loans due to the favorable fixed rate mortgage rates.  The Company’s general practice is to sell fixed rate one to four family residential loan originations and retain servicing rights to maintain the balance of its servicing assets to support its current servicing operations.

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

Non-performing Assets: Non-performing assets consist of loans 90 days or more delinquent and still accruing interest, non-accrual loans and other real estate owned (OREO).  OREO represents real estate properties acquired through foreclosure or by deed in lieu of foreclosure and is classified as assets acquired through foreclosure on the statement of financial condition until the property is sold.  Commercial loans, residential real estate loans, and installment loans are generally placed on non-accrual status when principal or interest is 90 days or more past due, unless the loans are well-secured and in the process of collection.  Loans may be placed on non-accrual status earlier when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal.

The following table summarizes the Company’s non-performing assets:

	September 30, 2001	December 31, 2000
Non-performing assets:	(In Thousands)
Non-accrual loans
Real estate loans	$1,789	$862
Commercial, industrial, and agricultural	754	1,116
Installment loans	493	650
Lease financing receivables	-	77
Total non-accrual loans	3,036	2,705
Loans past due 90 days or more still accruing
Real estate loans	$392	$326
Commercial, industrial, and agricultural	437	1,119
Installment loans	75	63
Total past due 90 days or more still accruing	904	1,508
Total non-performing loans	3,940	4,213
Assets acquired through foreclosure	1,089	340
Total non-performing assets	$5,029	$4,553
Non-performing loans to total loans	1.12%	1.27%

Non-performing assets to total assets	0.84%	0.84%

Non-performing assets totaled $5.0 million at September 30, 2001, compared to $4.6 million at December 31, 2000, representing an increase of $476,000, or 10.5%.

Non-performing loans totaled $3.9 million at September 30, 2001, decreasing $273,000, or 6.5%, from $4.2 million at December 31, 2000.  The decrease in non-performing loans was primarily the result of a $525,000 decrease in accounts receivable loans past due 90 days and still accruing, as the Company sold the loans back to the customer.  The Company’s accounts receivable loans are purchased with recourse, allowing the Company the option to sell the loans back to the customer.  Also contributing to the variance at September 30, 2001 from December 31, 2000 were six commercial and real estate credits with an aggregate balance of $1.1 million removed from non-performing loans, with four commercial and real estate credits with an aggregate balance of $1.4 million added to non-performing loans.  One of the commercial credits added to non-performing loans totaling $687,000 is partially backed by a Small Business Administration guarantee.

Assets acquired through foreclosure increased $749,000, or 220.3%, to $1.1 million at September 30, 2001, compared to $340,000 at December 31, 2000.  These assets consist of 12 properties at September 30, 2001 versus 9 properties at December 31, 2000.  The $1.1 million balance of assets acquired through foreclosure was primarily concentrated in three properties with an aggregate balance of $714,099.

As of September 30, 2001, there were no significant loans excluded from non-performing loans set forth above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming non-performing.

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

The following table summarizes the Company’s allowance for loan and lease losses:

	Nine Months Ended September 30,
	2001	2000
	(Dollars In Thousands)
Balance, beginning of period	$3,911	$3,320
Provision for loan losses	895	792
Charge-offs	(1,218)	(671)
Recoveries	283	162
Allowance of acquired banks	382	353
Balance, end of period	$4,253	$3,956

Allowance for loan losses as a percent of total loans	1.21%	1.20%

Allowance for loan losses as a percent of non-performing loans	107.94%	109.83%

Net charge-offs as a percent of total loans	0.27%	0.15%

Allowance for loan losses was 1.21% of total loans at September 30, 2001, an increase from 1.20% at September 30, 2000.  The Company experienced net charge-offs of $935,000, or 0.27% of total loans, for the nine months ended September 30, 2001, versus $509,000, or 0.15% of total loans, for the corresponding period in 2000.  The $935,000 in net charge-offs was primarily the result of installment loan net charge-offs of $480,000, a real estate development loan charge-off of $109,000, and commercial loan net charge-offs of $198,000.  The increase in installment loan charge-offs was partially attributable to additional credit card portfolio charge-offs in preparation for the sale of the credit card portfolio, which was disposed of during the second quarter, charge-offs generated in conjunction with normal review and analysis which was completed after the merger of the bank charters occurring during the first quarter, and a general increase in installment loan charge-offs.

Bank owned life insurance policies:  During the second quarter of 2000, the Company made a $14.0 million investment in bank owned life insurance covering certain executives within the Company.  The Company will record income from the investment to the extent the earnings offset the cost of the insurance and related deferred compensation benefits to the executives covered in the plan.

Other Assets:  Other assets totaled $3.8 million at September 30, 2001, an increase of $1.5 million from $2.3 million at December 31, 2000.  The increase was primarily attributable to the acquisition of Colorado Springs National Bank.

Deposits:  Total deposits increased $43.7 million, or 9.9%, to $485.9 million at September 30, 2001, from $442.2 million at December 31, 2000.  The increase in deposits was due to the assumption of $57.6 million in deposits in conjunction with the acquisition of Colorado Springs National Bank.  Excluding the acquisition, total deposits decreased $13.9 million.  This decrease was primarily the result of a $15.1 million decrease in certificates of deposit, which was attributable to the decrease in wholesale public fund deposits the Company replaced with the proceeds from the called investment securities.

Federal Home Loan Bank Advances:  Federal Home Loan Bank advances decreased $4.5 million to a balance of $26.5 million at September 30, 2001.  The decrease was due to advances paid off with the proceeds from the called  investment securities.

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures:  On August 10, 2001 the Company completed the issuance of 1,350,000, 9.50% Cumulative Trust Preferred Securities at $10 per preferred security.  In connection with the completion of the offering, the underwriters for the offering exercised their over-allotment option and purchased an additional 202,500, Preferred Securities at the same price.  The net proceeds were $14,425,000 after deduction of offering expenses and underwriting commissions of $1,100,000.  The Company used approximately $11,000,000 of the net proceeds from the sale of the debentures to pay the cash portion of the purchase price for Post Bancorp, Inc.  The remaining net proceeds were be used to pay down the Company’s line of credit.

Notes Payable:  Notes payable decreased $5.2 million to $9.2 million at September 30, 2001, from $14.4 million December 31, 2000.  The Company used $4.0 million of the net proceeds from the issuance of Cumulative Trust Preferred Securities to pay down the Company’s line of credit.  The remaining decrease of $1.2 million was attributable to the normal quarterly principal payment of $125,000 and further pay down on the Company’s line of credit as a function of cash management.

Equity:  The Company issued 250,000 shares of common stock in conjunction with the acquisition of Colorado Springs National Bank, increasing common stock by $1.8 million to $27.1 million at September 30, 2001.  The Company’s Board of Directors approved a stock repurchase program in January 2001, authorizing the repurchase of up to 300,000 shares of the Company’s common stock.  As of September 30, 2001, the Company had repurchased 3,295 shares under the program at an average price of $7.08 per share.

Regulatory Capital:  The Company is subject to regulatory capital requirements administered by Federal Reserve, the Federal Deposit Insurance Corporation, and the Comptroller of the Currency.  Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions.  As of September 30, 2001, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis.  The Company’s ratios at September 30, 2001, were as follows:

	At September 30, 2001
Ratio	Actual	Minimum Required
Total capital to risk weighted assets	11.68%	8.00%
Core capital to risk weighted assets	10.58%	4.00%
Core capital to average assets	7.13%	4.00%

Liquidity

The Company continuously forecasts and manages its liquidity in order to satisfy cash flow requirements of depositors and borrowers and allow the Company to meet its own cash flow needs.  The Company has developed internal and external sources of liquidity to meet its continued growth needs.  These include, but are not limited to, the ability to raise deposits through branch promotional campaigns, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank.  The Company’s most liquid assets are cash and cash equivalents and investment securities available-for-sale.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given period.  At September 30, 2001 and December 31, 2000, these liquid assets totaled $195.7 million and $157.7 million, respectively.  Management believes the Company’s sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before provision for loan losses for the three and nine months ended September 30, 2001 totaled $4.6 million and $14.1 million, respectively, compared to $4.6 million and $13.8 million for the same periods in 2000.

The Company’s net interest margin as a percent of average earning assets was 3.91% for the three months ended September 30, 2001 and 2000.  Favorably impacting net interest margin for the three months ended September 30, 2001, was a shift in the mix of assets from investment securities with an average rate of 6.70% to loans receivable with an average rate of 8.85%.  The average balance of loans receivable increased $7.8 million for the three months ended September 30, 2001 to $330.5 million, from $322.7 million for the same period in 2000.  Also favorably impacting earnings was a 62 basis point decrease in the cost of deposits to 4.51% for the for the three months ended September 30, 2001, versus 5.13% for the three months ended September 30, 2000.  Contributing to the reduction in the cost of deposits was a 53 basis point decrease on the average rate paid on savings deposits and interest bearing checking deposits, a 54 basis point decrease on the average rate paid on time deposits, and a 163 basis point decrease on the average rate paid on the Company’s notes payable.  Unfavorably impacting the Company’s cost of funds was $213,000 in interest expense paid on the Preferred Securities issued during the quarter.

For the nine months ended September 30, 2001 net interest margin as a percent of average earning assets was 3.96%, compared to 3.91% for the nine months ended September 30, 2000.  Favorably impacting net interest margin as a percent of earning assets for the nine months ended September 30, 2001 was a shift in the mix of assets from investment securities to higher yielding loans receivable.  The average balance of loans receivable increased $13.3 million to $334.7 million for the nine months ended September 30, 2001, compared to $321.4 million for the same period in 2000.  The Company’s cost of funds decreased 15 basis points for the nine months ended September 30, 2001 to 4.76%, compared to 4.91% for the nine months ended September 30, 2000.

The following tables present certain information relating to net interest income for the three and nine months ended September 30, 2001 and 2000.  The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown.

	Three Months Ended September 30, 2001			Three Months Ended September 30, 2000
	Average Balance	Interest	Average Rate	Average Balance	Interest	AverageRate

	(Dollars In Thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3)	$330,471	$7,369	8.85%	$322,674	$7,675	9.46%
Investment securities-taxable	108,361	1,830	6.70%	138,950	2,408	6.89%
Investment securities-nontaxable (4)	24,982	422	6.70%	22,902	445	7.73%
Federal funds sold and interest-bearing deposits	22,443	173	3.06%	4,725	28	2.36%
Total interest earning assets	$486,257	9,794	7.99%	$489,251	10,556	8.58%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$146,787	915	2.47%	$147,300	1,112	3.00%
Time deposits	243,093	3,298	5.38%	246,474	3,667	5.92%
Federal funds purchased and securities sold under agreements to repurchase	5,260	42	3.17%	9,374	152	6.45%
Notes Payable and Federal Home Loan Bank Advances	36,045	536	5.90%	43,313	820	7.53%
Company obligated mandatorily redeemable preferred of subsidiary trust holding solely subordinated debentures	8,699	213	9.71%	-	-	0.00%
Total interest bearing liabilities	$439,884	5,004	4.51%	$446,461	5,751	5.13%

Net interest income (tax equivalent)		$4,790			$4,805
Interest rate spread			3.48%			3.46%
Net interest earning assets	$46,373			$42,790

Net interest margin			3.91%			3.91%
Ratio of average interest bearing liabilities to average interest earing assets	90.46%			91.25%

(1) Loans are net of deferred loan fees.
(2) Non-accruing loans are included in the computation of average balances.
(3) The Company includes loan fees in interest income. These fees for the three months ended September 30, 2001 and 2000 were $192,000 and $203,000, respectively.
(4) Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the three months ended September 30, 2001 and 2000 were $190,000 and $173,000, respectively.

	Nine Months Ended September 30, 2001				Nine Months Ended September 30, 2000
	Average			Average	Average		Average
	Balance	Interest		Rate	Balance	Interest	Rate

	(Dollars In Thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3)	$334,668	$22,576		9.02%	$321,406	$21,999	9.14%
Investment securities-taxable	118,499	5,976		6.74%	140,061	7,184	6.85%
Investment securities-nontaxable (4)	24,211	1,337		7.38%	22,929	1,336	7.78%
Federal funds sold and interest-bearing deposits	16,261	518		4.26%	5,493	202	4.91%
Total interest earning assets	$493,639	30,407		8.24%	$489,889	30,721	8.38%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$143,275	2,773		2.59%	146,799	3,315	3.02%
Time deposits	250,859	10,759		5.73%	244,087	10,523	5.76%
Federal funds purchased and securities sold under agreements to repurchase	5,773	182		4.22%	12,382	453	4.89%
Notes payable and Federal Home Loan Bank advances	40,071	1,856		6.19%	41,918	2,074	6.61%
Company obligated mandatorily redeemable preferred of subsidiary trust holding solely subordinated debentures	2,932	213		9.71%	-	-	0.00%
Total interest bearing liabilities	$442,910	15,783		4.76%	$445,186	16,365	4.91%

Net interest income (tax equivalent)		$14,624				$14,356
Interest rate spread			%	3.47%			3.47%
Net interest earning assets	$50,729				$44,703

Net interest margin (4)				3.96%			3.91%
Ratio of average interest bearing liabilities to average interest earning assets	89.72%				90.87%

(1) Loans are net of deferred loan fees.
(2) Non-accruing loans are included in the computation of average balances.
(3) The Company includes loan fees in interest income. These fees for the nine months ended September 30, 2001 and 2000 were $589,000 and $639,000, respectively.
(4) Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the nine months ended September 30, 2001 and 2000 were $534,000 and $537,000, respectively.

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

	Three Months Ended September 30, 2001
	Compared To
	Three Months Ended September 30, 2000

	Increase (Decrease) Due To:

	Volume	Rate	Net
Interest Income:		(In Thousands)
Loans receivable, net (1) (2) (3)	$208	$(514)	$(306)
Investment securities-taxable	(531)	(47)	(578)
Investment securities-nontaxable (4)	42	(65)	(23)
Federal funds sold and interest-bearing deposits	105	40	145
Total Interest Income	(176)	(586)	(762)

Interest Expense:
Savings deposits and interest bearing checking	(1)	(196)	(197)
Time deposits	(40)	(329)	(369)
Federal funds purchased and securities sold under agreements to repurchase	(66)	(44)	(110)
Notes Payable and Federal Home Loan Bank Advances	(136)	(148)	(284)
Company obligated mandatorily redeemable preferred of subsidiary trust holding solely subordinated debentures	-	213	213
Total Interest Expense	(243)	(504)	(747)

Net change in net interest income	$67	$(82)	$(15)

(1) Loans are net of deferred loan fees.
(2) Non-accruing loans are included in the computation of average balances.
(3) The Company includes loan fees in interest income. These fees for the three months ended September 30, 2001 and 2000 were $206,000 and $244,000, respectively.
(4) Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the three months ended September 30, 2001 and 2000 were $175,000 and $175,000, respectively.

	Nine Months Ended September 30, 2001

Compared To

	Nine Months Ended September 30, 2000

	Increase (Decrease) Due To:

	Volume	Rate	Net
Interest Income:		(In Thousands)
Loans receivable, net (1) (2) (3)	$887	$(310)	$577
Investment securities-taxable	(1,112)	(96)	(1,208)
Investment securities-nontaxable (4)	73	(72)	1
Federal funds sold and interest-bearing deposits	395	(79)	316
Total Interest Income	243	(557)	(314)

Interest Expense:
Savings deposits and interest bearing checking	$(83)	(459)	(542)
Time deposits	283	(47)	236
Federal funds purchased and securities sold under agreements to repurchase	(242)	(29)	(271)
Notes Payable and Federal Home Loan Bank Advances	(93)	(125)	(218)
Company obligated mandatorily redeemable preferred of subsidiary trust holding solely subordinated debentures	-	213	213
Total Interest Expense	(135)	(447)	(582)

Net change in net interest income	$378	$(110)	$268

(1) Loans are net of deferred loan fees.
(2) Non-accruing loans are included in the computation of average balances.
(3) The Company includes loan fees in interest income. These fees for the nine months ended September 30, 2001, and 2000 were $589,000 and $639,000, respectively.
(4) Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the nine months ended September 30, 2001 and 2000 were $534,000 and $537,000, respectively.

Non-Interest Income

Non-interest income for the three months ended September 30, 2001, was $2.1 million, an increase of $544,000, or 34.8%, over the three-month period ended September 30, 2000.  For the nine months ended September 30, 2001, non-interest income was $5.6 million, an increase of $1.4 million, or 32.2%, versus the nine months ended September 30, 2000.  The increases for the three and nine months ended were primarily attributable to the increase of gain on sales of mortgage loans, and to a lesser extent, attributable to the earnings on the $14.0 million investment in bank owned life insurance covering executives within the Company, which contributed $227,000 for the respective three and nine months ended.

For the three months ended September 30, 2001, gains on sales of mortgage loans increased $287,000, or 162.1%, to $464,000 compared to the three months ended September 30, 2000.  For the nine months ended September 30, 2001, gain on sales of mortgage loans increased $902,000, or 252.7%, to $1.3 million compared to the nine months ended September 30, 2000.  The increase of gain on sales of mortgage loans was the result of the increase in the volume of loans refinanced and originated and sold, due to a lower interest rate environment during the three and nine months ended September 30, 2001, compared to the same periods a year ago.

For the three months ended September 30, 2001, service charge income decreased $18,000, or 1.7%, to $917,000 compared to the three months ended September 30, 2000.  For the nine months ended September 30, 2001 service charge income increased $162,000, or 6.5%, to $2.7 million compared to the nine months ended September 30, 2000.  The increase of service charge income was related to additional fee based services offered on deposit account and limitations on fee waivers.

Non-Interest Expense

Non-interest expense increased $372,000 to $5.2 million, or 7.8%, for the three months ended September 30, 2001, compared to $4.8 million for the three months ended September 30, 2000.  Non-interest expense increased $1.2 million to $15.1 million for the nine months ended September 30, 2001 compared to $13.9 million for the nine months ended September 30, 2000.

The Company’s salary and benefits increased $212,000 and $646,000 for the respective three and nine months ended September 30, 2001 compared to the same periods a year ago.  The increase was largely related to commissions paid to real estate mortgage originators due to the increased in originations from the lower interest rate environment, general annual increases averaging 3.0%, and additional expense from the operations of Fort Calhoun State Bank during the first quarter of 2000, and Colorado Springs National Bank acquired this quarter.

Professional fees were $341,000 for the three months ended September 30, 2001, an increase of $10,000 from $331,000 for the three months ended September 30, 2000.  For the nine months ended professional fees were $908,000, an increase of $221,000, from $687,000 for the nine months ended September 30, 2000.  The increase in professional fees is primarily attributable to consulting fees based on a percentage of the service charge income generated from the additional deposit account services provided to customers, consulting fees paid for the establishment of real estate investment trusts, as well as consulting fees related to a salary administration review designed to ensure the Company’s salary rates are competitive with the market place.

Income Tax Expense

The Company recorded income tax expense of $374,000 for the three months ended September 30, 2001; an increase of $89,000 compared to an income tax expense of $285,000 for the three months ended September 30, 2000.  For the nine months ended September 30, 2001, income tax expense was $1.1 million, an increase of $120,000 from $994,000 for the nine months ended September 30, 2000.  The increase in the effective tax rate for the nine months ended September 30, 2001 to 29.89% from 29.40% for the nine months ended September 30, 2000, was primarily the result of the higher effective tax rate from the operations of Fort Calhoun State Bank, acquired in the first quarter of 2000.  The Company’s effective tax rate is less than the statutory federal rate of 34% due primarily to municipal interest income and the income tax benefit resulting from dividends passed through the ESOP to the ESOP participants.

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

The following table indicates that at September 30, 2001, if there had been a sudden and sustained increase in prevailing market interest rates, the Company’s 2001 interest income would be expected to decrease, while a decrease in rates would indicate an increase in income.

	Net Interest	(Decrease)	Percent
Change in Interest Rates	Income	Increase	Change
	(Dollars In Thousands)
200 basis point rise	$18,986	$(1,883)	(9.02)%
100 basis point rise	20,325	(543)	(2.60)
base rate scenario	20,869	-	-
100 basis point decline	21,416	547	2.62
200 basis point decline	21,961	1,093	5.24

PART II                 OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is from time to time involved in routine litigation incidental to the conduct of its business.  The Company believes that no pending litigation to which it is a party will have a material adverse effect on its liquidity, financial condition, or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

a)             Exhibits

Exhibit Number

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
10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001 (1)

11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (1)

(1)    Filed under the same exhibit number with Registration Statement on Form S-1, as amended, (Registration Statement No. 333-64934) and incorporated herein by reference.

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

(b)           Reports on Form 8-K Filed During the Quarter Ended September 30, 2001

(b.1.)       Current Report on Form 8-K filed on September 18, 2001 reporting the acquisition of Post Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of The Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed

on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2001	By:	/s/ Robert J. Weathebie
Robert J. Weatherbie
Chairman
Chief Executive Officer

Date:	November 9, 2001	By:	/s/ Michael L. Gibson
President of Investments
Chief Financial Officer