Form 10-K405
period 2001-12-31
TEAM FINANCIAL INC /KS
filed 2002-03-29
CIK 1082484

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by “non-affiliates” of the registrant, based on a March 6, 2002 closing price of $8.81 as reported on the NASDAQ National Market, was $20,450,970.

There were 4,179,242 shares of the Registrant’s common stock, no par value, outstanding as of March 6, 2002.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Portions of Registrant’s definitive proxy statement for its 2002 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2001, will be incorporated by reference into Part III of this Form 10-K

PART I

Item 1.            Business

General Description

Team Financial, Inc. (the “Company”) is a financial holding company incorporated in the State of Kansas.  Its common stock is listed on the Nasdaq National Market (“NASDAQ”) under the symbol “TFIN”.

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

The Company was formed in 1986.  Since its formation, the Company has grown from $85 million in assets to $650 million in assets as of December 31, 2001.  This growth was achieved through a combination of bank and branch acquisitions, the establishment of new branches, and by internal growth.

In mid 1999, the Company’s common stock began trading on NASDAQ upon completion of a public offering in which the Company and the ESOP sold 850,000 and 300,000 shares, respectively of common stock at $11.25 per share.

The ESOP owned 28.2% of the Company’s outstanding common stock as of December 31, 2001.  Management believes that the ESOP reflects the Company’s corporate culture that employees are the integral component of a financial institution.  Management intends to continue the ESOP, as it is a significant incentive to attract and retain qualified employees.

During the quarter ended March 31, 2000, the Company acquired Fort Calhoun Investment Co., and its subsidiary Fort Calhoun State Bank with total assets of approximately $22.0 million.  The acquisition compliments the Company’s presence in the Omaha, Nebraska metropolitan area.

On September 18, 2001, the Company acquired 100% if the outstanding stock of Post Bancorp, Inc., owner of Colorado Springs National Bank for $12.8 million, consisting of $11.0 million in cash and $1.8 million in common stock.  The Company financed the cash portion of the Post Bancorp, Inc. purchase price through the issuance of 1,552,500, 9.50% Cumulative Trust Preferred Securities at $10 per preferred security.  The net proceeds were $14,425,000 after deduction of offering expenses and underwriting commissions of $1,100,000.  The remaining net proceeds were be used to pay down the Company’s line of credit.  The cumulative trust preferred securities trade on the NASDAQ national market under the symbol “TFINP”.

On February 7, 2002 the Company’s wholly owned subsidiary, Community Bank signed a purchase and assumption agreement for the sale of its Chapman and Abilene, Kansas branch locations to First National Bank of Belleville, Kansas.  The purchase is expected to be finalized in the second quarter of 2002 pending regulatory approval.  The funds received from the sale of the Community Bank branches will be re-invested in the growth areas of the Kansas City metropolitan market and in the Colorado Springs metropolitan market along the front range of the Colorado Rocky Mountains.

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

The Company’s full complement of lending services include:

•    a broad array of residential mortgage products, both fixed and adjustable rate

•   consumer loans, including home equity lines of credit, auto loans, recreational vehicle, and other secured and unsecured loans

•    specialized financing programs to support community development

•    mortgages for multi-family real estate

•   commercial real estate loans

•   commercial loans to businesses, including revolving lines of credit and term loans

•   construction lending

•    agricultural lending

The Company also provides a broad selection of deposit instruments.  These include:

•    multiple checking and NOW accounts for both personal and business accounts

•   various savings accounts, including those for minors

•   money market accounts

•   tax qualified deposit accounts such as Individual Retirement Accounts

•   a broad array of certificate of deposit products

The Company also supports its customers by providing services such as:

•    functioning as a federal tax depository

•   providing access to merchant bankcard services

•   supplying various forms of electronic funds transfer

•   providing debit cards and credit cards

•    providing telephone banking.

Through its trust and estate planning and its personal investment financial counseling services, the Company offers a wide variety of mutual funds, equity investments, and fixed and variable annuities.

The Company participates in the wholesale capital markets through the management of its security portfolio and its use of various forms of wholesale funding.  The Company’s security portfolio contains a variety of instruments, including callable debentures, taxable and non-taxable debentures, fixed and adjustable rate mortgage backed securities, and collateralized mortgage obligations.

The Company’s results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  The Company’s operations are also affected by non-interest income, such as service charges, loan fees, and gains and losses from the sale of newly originated loans.  The Company’s principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

Competition

The Company faces a high degree of competition.  In its market areas, there are numerous small banks and several larger national and regional financial banking groups such as United Missouri Bank and U.S. Bank.  The Company also competes with insurance companies, savings and loan associations, credit unions, leasing companies, mortgage companies, and other financial service providers.  Many of the banks and other financial institutions with which the Company competes have capital resources and legal lending limits substantially in excess of the capital resources and legal lending limits of the Company.

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

In order to compete with other financial service providers, the Company relies upon local community involvement, personal service, and the resulting personal relationships of its staff and customers, and the development and sale of specialized products and services tailored to meet its customers’ needs.

The Company faces competition for its personnel.  The Company competes through its emphasis as a community banking culture and through the use of its ESOP.  Management believes that the Company is able to compete for personnel effectively in the Company’s market areas because the ESOP provides incentives for employees to join the Company and motivation to enhance shareholder value.

The Company will also face significant competition from other financial institutions in any potential acquisitions.  Many of these competitors have substantially greater resources than the Company.

The Company has three wholly owned bank subsidiaries.  The table below presents information concerning these subsidiaries.

	Number of Banking Locations		Asset Size at December 31, 2001
Name of Bank		Lending Limit
		(In Millions)
TeamBank, N.A. Paola, Kansas a national banking association	17	$6.1	$522

Colorado Springs National Bank Colorado Springs, Colorado, a national banking association	1	1.1	86

Community Bank (1) Prairie Village, Kansas, a Kansas state chartered bank	2	0.9	41

(1)               On February 7, 2002, the Company’s wholly owned subsidiary, Community Bank  signed a purchase and assumption agreement for the sale of its two branches.

Market Area Served

TeamBank, N.A.  TeamBank, N.A. has banking locations in Kansas, Missouri, and Nebraska.  TeamBank, N.A.’s primary Kansas service area is in Miami County, Kansas.  Located in the Kansas City metropolitan area, Miami County adjoins Johnson County, Kansas.

TeamBank, N.A.’s Miami County branches are located in Paola, the county seat of Miami County, and Osawatomie, the second largest city in the county.  TeamBank, N.A. also operates a branch in Ottawa, Kansas the county seat of the adjoining Franklin County, Iola Kansas; the county seat of Allen County; and operates two branches in Parsons, Kansas of Labette County.  TeamBank, N.A. operates three branches in Johnson County, Kansas.  TeamBank, N.A.’s primary Missouri service area is in Barton and Vernon counties, which adjoin each other and are located in the southwest section of Missouri along the Kansas-Missouri border.  TeamBank, N.A. also operates five facilities in the Omaha, Nebraska metropolitan area.  The primary Nebraska service area is in Washington, Douglas, and Sarpy Counties.

Community Bank.  Community Bank has two banking locations in Kansas.  Community Bank’s primary service area is Dickinson County, Kansas along the I-70 corridor.  On February 7, 2002, Community Bank completed a purchase and assumption agreement for the sale these branch locations.  The sale is expected to be finalized in the second quarter of 2002 pending regulatory approval.  The remaining Community Bank charter will be merged into TeamBank, N.A.

Colorado Springs National Bank.  Colorado Springs National Bank has one banking location in Colorado Springs, Colorado.  The primary service areas are El Paso County and Teller County along the front range of the Colorado Rocky Mountains.

Growth and Operating Strategies

The Company’s growth strategy is focused on a combination of acquisitions, existing branch growth and establishing new branches.

Acquisitions.  Management believes that the consolidation in the banking industry, along with the easing of branch banking throughout Kansas, Missouri, Nebraska, Colorado, Oklahoma and Iowa, as well as increased regulatory burdens, concerns about technology and marketing, are likely to lead owners of community banks within these areas to explore the possibility of sale or combination with a broader-based holding company such as the Company.

In addition, branching opportunities have arisen from time to time as a result of divestiture of branches by large national and regional bank holding companies of certain overlapping branches resulting from consolidations.  As a result, branch locations have become available for purchase.  The Company completed three branch acquisitions and three bank holding company acquisitions from 1997 through 2001.  See note 15 to the Consolidated Financial Statements in Item 8.

Management’s strategy in assimilating acquisitions is to emphasize revenue growth as well as continuously review the operations of the acquired entities and streamline operations where feasible.  Management does not believe that implementing wholesale administrative cost reductions in acquired institutions are beneficial to the Company’s long-term growth, because significant administrative changes in smaller banks can have an adverse impact on customer satisfaction in the acquired institution’s community.  However, management has determined that certain processing and accounting functions can be consolidated immediately upon acquisition to achieve higher productivity levels without compromising customer service.  Increases in revenue growth are emphasized by offering customers a broader product line consistent with full service banking.

Branch Expansion.  Since 1994, the Company has established three new branches.  Because of the economic growth in the Omaha, Nebraska area, the Colorado Springs, Colorado area, as well as Johnson County, Kansas, over the past several years, management may consider branch expansion in these areas. However, the Company does not rule out branch expansion in other areas experiencing economic growth.

The Company has considered and intends to consider a variety of criteria when evaluating potential acquisition candidates or branching opportunities.  These include:

•        the geographic market location of the potential acquisition target or branch and demographics of the surrounding community;

•        the financial soundness of a potential acquisition target;

•        opportunities to improve the efficiency and/or asset quality of an acquisition target through merger;

•        the effect of the acquisition on earnings per share and book value.  The Company seeks to undertake acquisitions that will be accretive to earnings within 18 months of the acquisition;

•        whether the Company has sufficient management and other resources to integrate or add the operations of the target or branch; and

•        the investment required for, and opportunity costs of, the acquisition or branch.

Internal Growth.  The Company believes that its largest source of internal growth is through its ongoing solicitation program conducted by bank presidents and lending officers, followed by referrals from customers.  The primary reason for referrals is positive customer feedback regarding the Company’s customer service and response time.

The Company’s goal in continuing its expansion is to maintain a profitable, customer-focused financial institution.  The Company believes that its existing structure, management, data and operational systems are sufficient to achieve further internal growth in asset size, revenues and capital without proportionate increases in operating costs.  This growth should also allow the Company to increase the lending limits of its banks, thereby enabling it to increase its ability to serve the needs of existing and new customers.  The Company’s operating strategy has always been to provide high quality community banking services to its customers and increase market share through active solicitation of new business, repeat business and referrals from customers, and continuation of selected promotional strategies.

For the most part, the Company’s banking customers seek a banking relationship with a service-oriented community banking organization.  The Company’s operational systems have been designed to facilitate personalized service.  Management believes its banking locations have an atmosphere which facilitates personalized services and decision-making, yet are of sufficient financial size with broad product lines to meet customers’ needs.  Management also believes that economic expansion in the Company’s market areas will continue to contribute to internal growth.  Through the Company’s primary emphasis on customer service and its management’s banking experience, the Company intends to continue internal growth by attracting customers and primarily focusing on the following:

•                          Products Offered – The Company offers personal and corporate banking services, trusts and estate planning, mortgage origination, mortgage servicing, personal investment, and financial counseling services as well as telephone banking.  It offers a full range of commercial banking services, checking accounts, ATM’s, checking accounts with interest, savings accounts, money market accounts, certificates of deposit, NOW accounts, Individual Retirement Accounts, brokerage and residential mortgage services, branch banking, and Team Financial Visa debit cards and Visa/MC credit cards.   The Company also offers installment loans, including auto, recreational vehicle, and other secured and unsecured loans sourced directly by its branches.  See “Loans” below for a discussion of products the Company provides to commercial accounts.

•                          Operational Efficiencies – The Company seeks to maximize operational and support efficiencies consistent with maintaining high quality customer service.  Where feasible, the Company’s banks share a common information system designed to enhance customer service and improve efficiencies by providing system-wide voice and data communication connections.  The Company has consolidated loan processing, bank balancing, financial reporting, investment management, information systems, payroll and benefit management, loan review, and audits.

•                          Marketing Activities – The Company focuses on an active solicitation program for new business, as well as identifying and developing products and services that satisfy customer needs.  The Company’s marketing programs also utilize local print and promotional materials in each location.  The Company also actively sponsors community events within its branch areas.  The Company believes that active community involvement contributes to its long-term success.

Loans

The Company provides a broad range of commercial and retail lending services.  Each of the Company’s banks follow a uniform credit policy which contains underwriting and loan administration criteria, levels of loan commitment, loan types, credit criteria, concentration limits, loan administration, loan review and grading and related matters. In addition, the Company provides ongoing loan officer training and review, obtains outside independent loan reviews and operates a centralized processing and servicing center for loans.  At December 31, 2001, substantially all loans outstanding were to customers within the Company’s market areas.

Loan Administration.  The Company maintains a loan committee approach to lending, which it believes yields positive results in both responsiveness to customer needs and asset quality.  Each of the Company’s subsidiary banks and some branches have a loan committee, which meets at least once per week to review and discuss loans.  Each bank and some branches also have a loan level threshold, which, if exceeded, requires the approval of the Company’s loan committee, which meets on an on-call basis.  Loans greater than $2.5 million require the approval of the Company’s board of directors.

Interest rates charged on loans vary with the degree of risk, maturity, costs of underwriting and servicing, loan amount, and extent of other banking relationships maintained with customers, and are further subject to competitive pressures, availability of funds and government regulations.

Real Estate Loans.  These loans include various types of loans for which the Company holds real property as collateral.  Interest rates on these loans typically adjust annually.  Real estate construction loans include commercial and residential  real estate construction loans, but are principally made to builders to construct business buildings or single and multi-family residences.  Real estate construction loans typically have maturities of six to 12 months, and charge origination fees.  Terms may vary depending upon many factors, including location, type of project and financial condition of the borrower.  It is the Company’s standard practice in making commercial loans to receive real estate as collateral in addition to other appropriate collateral.  Therefore, loans categorized in the other real estate loan category can be characterized as commercial loans, which are secured by real estate.  Commercial loans secured by real estate typically have adjustable interest rates.  The primary risks of real estate mortgage loans include the borrower’s inability to pay and deterioration in value of real estate that is held as collateral.

Commercial Loans.  These loans consist primarily of loans to businesses for various purposes, including revolving lines of credit and equipment financing.  The loans secured by collateral other than real estate, generally mature within one year, have adjustable interest rates and are secured by inventory, accounts receivable, machinery, government guarantees, or other commercial assets.  Revolving lines of credit are generally for business purposes, mature annually and have adjustable interest rates.  The primary repayment risk of commercial loans is the failure of the borrower’s business due to economic or financial factors.

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

Letters of Credit

In the ordinary course of business, the Company issues letters of credit.  See note 16 to Item 8 - Financial Statements.  The Company applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations.  The Company’s exposure to credit loss under letters of credit is represented by the amount of these commitments.

Employees

As of December 31, 2001, the Company had approximately 264 full-time equivalent employees.  Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement.  Management considers the Company’s relationship with its employees to be good.

Principal Sources of Revenue

The Company’s results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  The Company’s operations are also affected by non-interest income, such as service charges, loan fees, and gains and losses from the sale of newly originated loans.  The Company’s principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

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

The Company

General.  The Company operates as a financial holding company registered under the Gramm-Leach-Bliley Act (“GLBA”).  This law permits former bank holding companies that have registered as financial holding companies to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.  The Company intends to diversify into financial activities, such as insurance.

No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.  The GLBA defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking.  A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act (“CRA”) rating.

Although it preserves the Federal Reserve as the umbrella supervisor of financial holding companies, the GLBA defers the administration of the non-banking activities to the customary regulators of insurers, broker-dealers, investment companies and banks.  Thus, the various state and federal regulators of a financial holding company’s operating subsidiaries would retain their jurisdiction and authority over such operating entities.  As the umbrella supervisor, however, the Federal Reserve has the potential to affect the operations and activities of financial holding companies’ subsidiaries through its power over the financial holding company parent.  The GLBA contains restrictions on financial institutions regarding the sharing of customer nonpublic personal information with non-affiliated third parties unless the customer has had an opportunity to opt out of the disclosure.  The GLBA also imposes periodic disclosure requirements concerning a financial institution’s policies and practices regarding data sharing with affiliated and non-affiliated parties.

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

Capital Adequacy.  The Federal Reserve monitors the regulatory capital adequacy of financial holding companies.  As discussed below, the Company’s banks are also subject to the regulatory capital adequacy requirements of the Federal Deposit Insurance Corporation, the Comptroller of the Currency, Kansas and Nebraska regulations, as applicable.  The Federal Reserve uses a combination of risk-based guidelines and leverage ratios to evaluate the regulatory capital adequacy of the Company.

The Federal Reserve has adopted a system using risk-based capital adequacy guidelines to evaluate the regulatory capital adequacy of financial holding companies.  The guidelines apply on a consolidated basis to financial holding companies with consolidated assets of at least $150 million.  Under the risk-based capital guidelines, different categories of assets are assigned to different risk categories based generally on the perceived credit risk of the asset.  The risk weights of the particular category are multiplied by the corresponding asset balances and added together to determine a risk-weighted asset base.  Some off balance sheet items, such as loan commitments in excess of one year, mortgage loans sold with recourse and letters of credit, are added to the risk–weighted asset base by converting them to a credit equivalent and assigning them to the appropriate risk category.  For purposes of the Federal Reserve’s regulatory risk–based capital guidelines, total capital is defined as the sum of core and secondary capital elements, with secondary capital being limited to 100% of core capital.  For financial holding companies, core capital, also known as Tier 1 capital, generally includes common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries, less goodwill and other intangible assets.  No more than 25% of core capital elements may consist of cumulative preferred stock.  Secondary capital, also known as Tier 2 capital, generally includes the allowance for loan losses limited to 1.25% of weighted risk assets, certain forms of perpetual preferred stock, as well as hybrid capital instruments.  The Federal Reserve’s regulatory guidelines require a minimum ratio of qualifying total capital to weighted risk assets of 8%, of which at least 4% should be in the form of core capital.  At December 31, 2001, the Company’s core capital was $41.6 million.

In addition to the risk-based capital guidelines, the Federal Reserve, the Federal Deposit Insurance Corporation and the Comptroller of the Currency use a leverage ratio as an additional tool to evaluate capital adequacy.  The leverage ratio is defined by the Federal Reserve to be a company’s core capital divided by its average total consolidated assets, and the Comptroller of the Currency’s and Federal Deposit Insurance Corporation’s definitions are similar.  Based upon the current capital status of the Company, the applicable minimum required leverage ratio is 4%.

The table below presents the Company’s ratios of (1) total capital to risk-weighted assets, (2) core capital to risk–weighted assets and (3) core capital to average assets, at December 31, 2001.

	At December 31, 2001
Ratio	Actual	Minimum Required
Total capital to risk weighted assets	11.72%	8.00%
Core capital to risk weighted assets	10.60%	4.00%
Core capital to average assets	6.92%	4.00%

Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions, including but not limited to delaying or denying pending or futures applications to acquire additional financial or bank holding companies.

The Banks

General.  The Company owns two national chartered banks and one state chartered bank.  TeamBank, N.A. and Colorado Springs National Bank, as national banks, are subject to regulations by the Office of the Comptroller of the Currency.  Community Bank is regulated by the Kansas Office of the State Bank Commissioner and is subject to supervision and regulations by the Federal Deposit Insurance Corporation.  The deposits of all of the banks are insured by the Federal Deposit Insurance Corporation.

Permissible Activities.  A Kansas state chartered bank may not engage in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the Federal Deposit Insurance Corporation determines that the activity poses no significant risk to the Bank Insurance Fund.  Community Bank is presently not involved in the types of transactions covered by this limitation.

Community Reinvestment Act.  Enacted in 1977, the federal Community Reinvestment Act has become important to financial institutions, including their holding companies.  Financial institutions have a continuing and affirmative obligation, consistent with safe and sound operations of such institutions, to serve the “convenience and needs” of the communities in which they are chartered to do business, including low- and moderate-income neighborhoods.  The Community Reinvestment Act currently requires that regulators consider an applicant’s Community Reinvestment Act record when evaluating certain applications, including charters, branches and relocations, as well as mergers and consolidations.  The applicable federal regulators regularly conduct Community Reinvestment Act examinations to assess the performance of financial institutions and assign one of four ratings to the institution’s records of meeting the credit needs of its community.  During their last examinations, ratings of at least satisfactory were received by all of the Company’s banks.  As a result, management believes that the performance of the Company’s banks under the Community Reinvestment Act will not impede regulatory approvals of any proposed acquisitions or branching opportunities.

Dividend Restrictions.  Dividends paid by the Company’s banks provide a substantial amount of the operating and investing cash flow of the Company.  Under Kansas law, the current dividends can be paid only from undivided profits after deducting losses, but before declaring dividends a bank must transfer 25% of its net profits since the last preceding dividend to its surplus fund until the surplus fund equals the total capital stock.

With respect to national banks, the directors of any such bank may quarterly, semiannually, or annually declare a dividends of so much of the bank’s undivided profits as they deem expedient, except until the bank’s surplus fund equals its common capital at which time, no dividends may be declared unless the bank has carried to the surplus fund at least one-tenth of the bank’s net income of the preceding half year in the case of quarterly or semiannual dividends, or at least one-tenth of its net income of the preceding two consecutive half-year periods in the case of annual dividends.  However, the Comptroller of the Currency’s approval is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net income of that year combined with its retained net income of the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

Examinations.  The Company’s banks are examined from time to time by their primary federal banking regulators.  Based upon an evaluation, the examining regulator may revalue a bank’s assets and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of the assets.  The Kansas Office of the State Bank Commissioner also conducts examinations of state-chartered banks.  The Kansas regulators may accept the results of a federal examination in lieu of conducting an independent examination.  Kansas regulators have the authority to revalue the assets of a state-chartered institution and require it to establish reserves.

Capital Adequacy.  The Federal Deposit Insurance Corporation and the Comptroller of the Currency have adopted regulations establishing minimum requirements for the capital adequacy of insured institutions.  The requirements address both risk–based capital and leverage capital, with risk-based assets and core and secondary capital being determined in basically the same manner as described above for financial holding companies.  The Federal Deposit Insurance Corporation or the Comptroller of the Currency may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The Federal Deposit Insurance Corporation risk-based capital guidelines require state non-member banks and national banks to have a ratio of total capital to total risk-weighted assets of 8%, of which total capital at least 4% should be in the form of core capital.

The table below presents the regulatory capital ratios of Community Bank at December 31, 2001.

	At December 31, 2001
	Community Bank
Ratio	Actual	Minimum Required
Total capital to risk weighted assets	47.93%	8.00%
Core capital to risk weighted assets	47.12%	4.00%
Core capital to average assets	14.47%	4.00%

The Comptroller of the Currency risk-based capital guidelines require national banks to maintain a minimum ratio of total capital, after deductions, to weighted risk assets of 8%, and national banks and state non-member banks must have and maintain core capital in an amount equal to at least 3% of adjusted total assets; but for all but the most highly rated banks, the minimum core leverage ratio is to be 3% plus an additional cushion of at least 100 to 200 basis points.  The applicable guideline for TeamBank, N.A. and Colorado Springs National Bank is 4%.

The table below presents the regulatory capital ratios of TeamBank N.A. and Colorado Springs National Bank at December 31, 2001.

	At December 31, 2001
	TeamBank, N.A.		Colorado Springs National Bank
Ratio	Actual	Minimum Required	Actual	Minimum Required
Total capital to risk weighted assets	11.92%	8.00%	19.17%	8.00%
Core capital to risk weighted assets	10.78%	4.00%	18.13%	4.00%
Core capital to average assets	7.55%	4.00%	9.20%	4.00%

Banks with regulatory capital ratios below the required minimum are subject to administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

The Federal Deposit Insurance Corporation and Comptroller of the Currency regulators have adopted regulations that define five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized.  An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%.  An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, core risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  An institution is adequately capitalized if it has a total risk-based capital ratio of 8% or greater, a core risk–based capital ratio of 4% or greater, and a leverage ratio of 4% or greater.

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

As an institution’s capital decreases, the powers of the federal regulators become greater.  A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions.  The regulators have limited discretion in dealing with a critically undercapitalized institution and are virtually required to appoint a receiver or conservator if the capital deficiency is not promptly corrected.

Real Estate Lending Evaluations.  The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate.  Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations.  The regulations establish loan to value ratio limitations on real estate loans, which generally are equal to or less than the loan to value limitations established by the Company’s banks.

Deposit Insurance Premiums.  Deposits of the Company’s banks are insured up to the regulatory limit by the FDIC and are subject to deposit assessments.  The assessment schedule for banks ranges from 0 to 27 cents per $100 of deposits, based on capital and supervisory factors.  The banks’ insured deposits are subject to assessment payable to Bank Insurance Fund.  An institution’s assessment is based on the assignment of the institution by the Federal Deposit Insurance Corporation to one of three capital groups and to one of three supervisory subgroups.  The capital groups are well capitalized, adequately capitalized and undercapitalized.  The three supervisory subgroups are Group A, for financially solid institutions with only a few minor weaknesses, Group B, for those institutions with weaknesses which, if uncorrected could cause substantial deterioration of the institution and increase the risk to the deposit insurance fund, and Group C, for those institutions with a substantial probability of loss to the fund absent effective corrective action.  Currently, all four of the Company’s banks are in Group A.

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

One of the major additional burdens imposed on the banking industry is the increased authority of federal agencies to regulate the activities of federal and state banks and their holding companies.  The Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Corporation have extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies.  These agencies can assess civil money penalties and other laws have expanded the agencies’ authority in recent years, and the agencies have not yet fully tested the limits of their powers.  In addition, the Kansas Office of the State Bank Commissioner possesses broad enforcement powers to address violations of Kansas banking laws by banks chartered in Kansas.

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

The Federal Reserve’s monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future.  The nature of future monetary policies and the effect of these policies on the business and earnings of the Company and its subsidiaries cannot be predicted.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”), including, without limitation, the statements specifically identified as forward-looking statements within this document.  In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, or in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act.  Examples of forward-looking statements included, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services, (iii) statements of future economic performance and (iv) statements “anticipates”, “expects”, “intends”, “plans”, “targets”, and similar expression are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements.  Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to : (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rates, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing and savings habits; (vi) technological changes; (vii) acquisitions; (viii) the ability to increase market shares and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, and securities) with which the Company and its subsidiaries must comply; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xi) changes in the Company’s organization, compensation and benefits plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) the success of the Company at managing risks involve in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

Item 2             Properties

The table below presents property information concerning the offices of the Company and its subsidiary banks at December 31, 2001.

Name and Address of Office	Year Opened	Type of Interest	Square footage of facility
Team Financial, Inc. 8 West Peoria Paola, Kansas 66071	1986	Leased	5,000

TeamBank, N.A., Paola Branch (Main Office) 1 South Pearl Paola, Kansas 66071	1986	Owned	17,951

East Bank - Paola Branch 1515 Baptiste Drive Paola, Kansas 66071	1988	Owned	9,630

TeamBank, N.A., DeSoto Branch 34102 West 92 Street DeSoto, Kansas 66018	1994	Owned	6,800

TeamBank, N.A., Lamar Branch 127 West 11th Street Lamar, Missouri 64759	1997	Leased	2,650

TeamBank, N.A., Nevada Branch 201 East Cherry Nevada, Missouri 64772	1997	Owned	16,000

TeamBank, N.A., Osawatomie Branch 6th and Brown Osawatomie, Kansas 66064	1993	Owned	4,756

TeamBank, N.A., Ottawa Branch 421 South Hickory Ottawa, Kansas 66067	1998	Owned	8,000

TeamBank, N.A., Spring Hill Branch 110 East Wilson Spring Hill, Kansas 66083	1994	Leased	600

TeamBank, N.A. – Iola Branch 119 East Madison Iola, Kansas 66749	1990	Owned	13,768

TeamBank, N.A. - Parsons Branch (including drive in) 1902 Main Parsons, Kansas 66357	1992	Owned	11,000

TeamBank, N.A. - Prairie Village Branch 5206 West 95th Street Prairie Village, Kansas 66207	1999	Owned	3,602

TeamBank N.A., Nebraska (Main Office) 1902 Harlan Drive Bellevue, Nebraska 68005	1996	Leased	4,679

TeamBank N.A., Nebraska - Bellevue Branch 7001 South 36th Bellevue, Nebraska 68147	1996	Leased	1,980

TeamBank, N.A., Nebraska - Omaha Branch 2809 South 160th Street, #20 Omaha, Nebraska 68130	1998	Leased	3,000

TeamBank, N.A. – Fort Calhoun Branch 101 N. 14th Street Fort Calhoun, Nebraska 68023	2000	Owned	4,250

Community Bank – Chapman (Main Office) 446 N. Marshall Chapman, Kansas 67431	1999	Owned	8,847

Community Bank – Abilene (1) Branch 418 N.W. 3rd Abilene, Kansas 67410	1999	Owned	2,174

Community Bank – Chapman (1) Leased building 102 East Fifth Street Chapman, Kansas 67431	1999	Owned	7,132

Colorado Springs National Bank – Colorado Springs, Colorado (Main Office) 3100 North Nevada Avenue Colorado Springs, Colorado 80907	2001	Owned	7,859

(1) On February 7, 2002, the Company’s wholly owned subsidiary, Community Bank, signed a purchase and assumption agreement for the sale of this branch.

Other than the Spring Hill branch, which is leased on a month-to-month basis, all of the leased properties are leased from unrelated third parties and are subject to long-term leases, none of which expire prior to the year 2003.

Item 3.            Legal Proceedings

The Company is from time to time involved in routine litigation incidental to the conduct of its business.  The Company believes that no pending litigation to which it is a party will have a material adverse effect on its liquidity, financial condition, or results of operations.

Item 4.            Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of 2001.

Part II

Item 5.            Market for Registrant’s Common Stock and Related Stockholder Matters

The following table sets forth, for the periods indicated, the amount of cash dividends paid on the Company’s common stock and the high and low closing prices per share of the Company’s common stock as reported on the Nasdaq National Market.  These quotations represent the prices between dealers and do not include retail mark ups, mark downs or commissions and may not represent actual transactions.

	Dividends Declared	Common Stock
Quarter Ended	Per Share	High	Low
2001:
December 31, 2001	$0.05	$8.590	$8.000
September 30, 2001	$0.05	$8.500	$7.410
June 30, 2001	$0.05	$8.150	$6.938
March 31, 2001	$0.05	$8.500	$7.000
Year	$0.20
2000:
December 31, 2000	$0.05	$8.375	$6.188
September 30, 2000	$0.05	$8.563	$7.688
June 30, 2000	$0.05	$8.500	$7.250
March 31, 2000	$0.05	$9.250	$8.000
Year	$0.20

At February 7, 2002 the Company had approximately 310 holders of record of its common stock; management estimates that the number of beneficial owners is significantly greater.

The Company has paid yearly dividends on its common stock since 1987.  In past years dividend payments were advantageous to the Company, because under the Internal Revenue Code, certain dividends paid to the ESOP were deductible as long as the ESOP had debt outstanding.  However, since the Company’s initial public offering in June 1999, the ESOP has not had significant debt outstanding.  Notwithstanding the loss of the deductibility of dividends paid to the ESOP, the Company initiated quarterly dividends on its common stock of $.05 per share beginning in April 1999.  Although the Company currently intends to continue the payment of dividends, the Company cannot give any assurance that it will continue to pay or declare dividends on its common stock in the future.

Kansas law permits the Company to pay dividends on its common stock when it is solvent and when dividend payments would not render it insolvent.  Under Kansas law, dividends may be declared and paid only out of the unsecured, unrestricted earned surplus of a corporation.  The Company’s ability to pay cash dividends largely depends on the amount of cash dividends paid to it by its subsidiary banks.  Capital distributions, including dividends by financial institutions such as the Company’s subsidiary banks, is subject to restrictions tied to the institutions’ earnings and capital.  Payment of dividends on the Company’s common stock depends on payment of dividends to it by its subsidiary banks.  Generally, without prior regulatory approval, the Company cannot pay dividends during any calendar year in excess of the sum of their earnings during that year and the two previous years, less any other distributions during that period.  At December 31, 2001, the Company could have paid total dividends to the Company of approximately $3.7 million without prior regulatory approval.

Item 6.            Selected Financial Data

	At or for the years ended December 31,
	2001	2000	1999	1998	1997
	(Dollars In Thousands, Except Per Share Data)
Consolidated Statement of Operations data:
Interest income	$39,950	$40,645	$32,902	$31,854	$26,137
Interest expense	20,557	22,247	16,823	16,573	12,887
Net interest income	19,393	18,398	16,079	15,281	13,250
Provision for loan losses	1,435	1,001	902	1,486	1,095
Non-interest income	7,924	5,860	4,583	4,606	3,279
Non-interest expenses	20,886	18,835	15,471	15,384	12,667
Income taxes	1,462	1,229	1,120	673	553
Net income	3,534	3,193	3,169	2,344	2,214
Consolidated Statements of Financial Condition data:
Total assets	650,310	539,605	518,205	442,352	386,996
Loans receivable	357,080	331,931	309,255	256,126	223,675
Allowance for loan losses	4,392	3,911	3,320	2,541	1,629
Investment securities available for sale	204,651	132,360	136,901	109,296	103,304
Investment securities held to maturity (1)	—	24,864	25,630	25,742	22,399
Non-performing assets (2)	5,268	4,563	3,205	3,578	1,962
Deposits	487,751	442,195	435,116	384,347	333,864
Stockholders’ equity (3)	45,370	39,799	37,569	25,401	22,642
Per Common Share:
Shares applicable to basic income per share	3,989,098	3,916,980	3,403,478	2,765,632	2,645,000
Basic income per share	0.89	0.82	0.93	0.85	0.84
Shares applicable to diluted income per share	3,996,327	3,916,980	3,403,478	2,765,632	2,645,000
Diluted income per share	0.88	0.82	0.93	0.85	0.84
Book value per share (3)	10.86	10.25	9.16	8.49	7.68
Tangible book value per share (3)	6.84	7.44	6.67	6.53	6.21
Dividends paid per common share	0.20	0.20	0.20	0.23	0.23
Dividend payout ratio	22.47%	24.39%	21.51%	27.06%	27.38%
Key Ratios:
Net interest margin (4)	3.95%	3.88%	3.95%	4.00%	4.36%
Return on average assets	0.64%	0.59%	0.70%	0.56%	0.67%
Return on average stockholders’ equity (3)	8.10%	8.61%	10.27%	10.00%	10.49%
Core risk based capital ratio (3)	10.60%	8.49%	9.45%	7.05%	6.97%
Total risk based capital ratio (3)	11.72%	9.65%	10.49%	8.00%	7.61%
Leverage ratio (3)	6.92%	5.50%	5.96%	4.50%	5.39%
Non-performing assets to total assets	0.81%	0.85%	0.62%	0.81%	0.51%
Non-performing loans to gross loans	1.04%	1.27%	0.78%	1.04%	0.71%
Allowance for loan losses to total loans	1.23%	1.18%	1.07%	0.99%	0.73%
Allowance for loan losses to non-performing loans	118.83%	92.61%	137.59%	95.10%	102.13%
Ratio of earnings to combined fixed charges and preference
security dividends (5):
Including interest on deposits	1.15x	1.13x	1.17x	1.13x	1.15x
Excluding interest on deposits	1.61x	1.63x	1.94x	1.77x	2.01x

(1)                  Reclassified investment securities held to maturity to available for sale in connection with the adoption of SFAS 133 on January 1, 2001.

(2)      Includes loans 90 days or more delinquent and still accruing interest, non-accrual loans, and other real estate owned.

(3)      Includes redeemable common stock held by ESOP for years prior to 1999.

(4)      On a tax equivalent basis.

(5)                  For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income plus interest and net occupancy expense.  Fixed charges consist of interest and net occupancy expense.

Item 7.            Managements Discussion and Analysis of Financial Condition and Results of Operations

Business Environment and Risk Factors

Management’s discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements contained within this report, including the Notes thereto.  The Company’s future operating results may be affected by various trends and factors that are beyond the Company’s control.  These include the factors set forth in “Forward-Looking Statements.”  Accordingly, past results and trends may not be reliable indicators of future results or trends.  With the exception of historical information, the matters discussed below include forward-looking statements that involve risks and uncertainties.  The Company cautions readers that a number of important factors discussed in this Report could affect the Company’s actual results and cause actual results to differ materially from those in the forward-looking statements.

Overview

The Company is a financial holding company offering full service community banking and financial services through 20 locations in the Kansas City metropolitan area, southeastern Kansas, western Missouri, the Omaha, Nebraska metropolitan area, and the Colorado Springs, Colorado metropolitan area.  The Company’s presence in Kansas consists of six locations in the Kansas City metro area, three locations in southeast Kansas and two locations along the I-70 corridor in central Kansas.  The Company operates three locations in western Missouri, five in the metropolitan area of Omaha, Nebraska, and one in Colorado Springs, Colorado.  The Company’s total assets over the past five years have more than doubled, growing from $260.3 million at January 1, 1996 to $650.3 million December 31, 2001.  The growth in assets and the corresponding increase in earnings were achieved primarily through purchases of branches of large banks, the purchase of community banks in the eastern Kansas and Omaha area, and branch expansion, both growth at existing branches as well as the opening of new branches.  Accompanying the acquisition growth were increased operating expenses resulting from growth as well as increase in provisions for loan losses and amortization expense of premiums paid in acquisitions and in some instances issuance of shares of common stock in conjunction with the acquisitions.  This has resulted in level earnings per share during this period.  The Company’s experience is that it takes between 12 to 18 months to realize meaningful net income improvements from acquisitions and expansion due to its emphasis on retaining key employees rather than the immediate implementation of cost measures.

At December 31, 2001 total assets of the Company were $650.3 million, an increase of $110.7 million or 20.5% from $539.6 million in total assets as of December 31, 2000.  Total assets at December 31, 1999 were $518.2 million.  The increase in 2001 was primarily the result the acquisition of Colorado Springs National Bank in the third quarter of 2001, with assets of $71.5 million at acquisition.  The increase in 2000 was primarily the result of the acquisition of Fort Calhoun Investment Co. in the first quarter of 2000, with assets of $24.8 million at acquisition.

Net income totaled $3.5 million for the year ended December 31, 2001 versus $3.2 million for December 31, 2000.   The 10.7% improvement for 2001 compared to 2000 was primarily the result of a $2.1 million increase in non-interest income and a $1.0 million increase in net interest income.  These increases were offset by an increase in provision for loan loss expense of $434,000 and an increase in non-interest expense of  $2.1 million.  Net income remained flat for 2000 compared to 1999 as a result of a $3.4 million increase in operating expense, which offset a $2.3 million increase in net interest income and a $1.3 million increase in other income.

Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the Unites States of America.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Allowance for Loan Losses

An allowance has been established for loan losses.  The provision for loan losses charged to operations is based on management’s judgment of current economic conditions and the credit risk of the loan portfolio.  Management believes that this allowance is adequate for the losses inherent in the loan portfolio.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of the examination process, periodically review this allowance and may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

Analysis of the Results of Operations

Net Interest Income

The Company’s income is derived primarily from net interest income.  Net interest income is the difference between interest income, principally from loans, investment securities and federal funds sold, and interest expense, principally on customer deposits and other borrowings.  Changes in net interest income result from changes in volume and interest rates earned and expensed.  Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities.

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

	Year Ended December 31, 2001			Year Ended December 31, 2000			Year Ended December 31, 1999
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars In Thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3)	$339,258	$30,045	8.86%	$324,198	$29,737	9.17%	$267,695	$23,825	8.90%
Investment securities-taxable	129,098	8,247	6.39%	139,223	9,499	6.82%	115,745	7,450	6.44%
Investment securities-nontaxable (4)	23,664	1,783	7.54%	22,971	1,782	7.76%	26,441	1,763	6.67%
Federal funds sold and interest-bearing deposits	17,934	626	3.49%	5,586	335	6.00%	12,894	467	3.62%
Total interest earning assets	$509,954	40,701	7.98%	$491,978	41,353	8.41%	$422,775	33,505	7.93%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$147,751	3,497	2.37%	$145,081	4,385	3.02%	$132,744	3,878	2.92%
Time deposits	249,231	13,601	5.46%	245,593	14,382	5.86%	207,731	10,878	5.24%
Federal funds purchased and securities sold under agreements to repurchase	6,477	223	3.44%	11,729	582	4.96%	9,865	490	4.97%
Notes payable and Federal Home Loan Bank advances	46,334	2,646	5.71%	42,697	2,898	6.79%	24,984	1,577	6.31%
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	6,076	590	9.71%	—	—	0.00%	—	—	0.00%
Total interest bearing liabilities	$455,869	20,557	4.51%	$445,100	22,247	5.00%	$375,324	16,823	4.48%

Net interest income (tax equivalent)		$20,144			$19,106			$16,682
Interest rate spread			3.47%			3.41%			3.45%
Net interest earning assets	$54,085			$46,878			$47,451

Net interest margin (4)			3.95%			3.88%			3.95%

Ratio of average interest bearing liabilities to average interest earning assets	89.39%			90.47%			88.78%

(1)      Loans are net of deferred fees.

(2)      Non-accruing loans are included in the computation of average balances.

(3)                  The Company includes loan fees in interest income.  These fees for the years ended December 31, 2001, 2000, and 1999 were $795,000, $844,000, and $903,000, respectively.

(4)                  Yield is adjusted for the tax effect of tax-exempt securities.  The tax effects for the years ended December 31, 2001, 2000, and 1999 were $751,000, $708,000, and $603,000, respectively.

Total interest income on a tax equivalent basis for 2001 totaled $40.7 million, representing a decrease of $652,000 or 1.6%, from $41.4 million for 2000.  The decrease was primarily the result of a $1.3 million decrease in interest income on average taxable investment securities.  Interest income on taxable investment securities decreased due to a 43 basis point decrease in the yield on the securities to 6.39% in 2001 from 6.82% in 2000, as well as a $10.1 million decrease in the average balance of taxable investment securities to $129.1 million in 2001 from $139.2 million in 2000.  During the year, the Company’s average balance of taxable investment securities decreased primarily due to investment securities being called from the Company by the debt issuers, as the debt issuers chose to re-finance the debt at more favorable rates, and from accelerated principal payments received from the Company’s mortgage backed securities.  The company re-invested the proceeds from these securities at lower yields than the original investments decreasing the overall yield in the portfolio.  Offsetting the decrease in interest income from taxable investment securities was an increase in interest income on loans receivable of $308,000.  The increase was due to a $15.1 million increase in the average balance of loans receivable to $339.3 million in 2001, generated by $6.5 million of average internal loan growth and $8.6 million in average loans receivable purchased with the acquisition of Colorado Springs National Bank in third quarter of 2001.  The average rate on loans receivable decreased 31 basis points due to the decrease in interest rates during the year.

Total interest expense was $20.1 million for 2001, a $1.7 million, or 7.6% decrease, from $22.2 million in 2000.  The decrease in interest expense was primarily related to the decrease in interest rates during 2001 as the Federal

Reserve lowered the Federal Funds interest rate 475 basis points during the year.  The Company decreased the average rate paid on savings deposits and interest bearing checking balances 65 basis points to 2.37% in 2001 from 3.02% in 2000 and the average rate paid on time deposits 40 basis points to 5.46% in 2001 from 5.86% in 2000.  The average balance of federal funds purchased and securities sold under agreements to repurchase decreased $5.3 million as a result of the Company’s reduction in overnight federal funds purchased due to excess liquidity from the decrease in investment security balances.  The average rate paid on federal funds purchased and securities sold under agreements to repurchase decreased 152 basis points to 3.44% for 2001 from 4.96% for 2000.  The average rate on notes payable and Federal Home Loan Bank Advances decreased 108 basis points to 5.71% during 2001 from 6.79% during 2000.  Offsetting the decrease in interest expense due to a reduction in interest rates was a $6.1 million increase in the average balance of Company obligated manditorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures due to the issuance of $15.5 million in 9.50% cumulative trust preferred securities in August of 2001 in conjunction with the purchase of Colorado Springs National Bank in September of 2001.

As a result of the changes described above, the net interest income on a tax equivalent basis increased to $20.1 million for 2001, representing an increase of $1.0 million, or 5.4%, from $19.1 million during 2000.

Total interest income on a tax equivalent basis for 2000 totaled $41.4 million, representing an increase of $7.8 million or 23.4%, from $33.5 million for 1999.  The overall increase in interest income was primarily the result of the acquisition of ComBankshares, Inc. in December of 1999 adding $46.0 million in average earning assets for the full year of 2000, and the acquisition of Fort Calhoun Investment Co. in the first quarter of 2000 adding $16.9 million in average interest earning assets for 2000.  Interest income on loans increased $5.9 million, or 24.8%, as a result of the $24.9 million increase in average loans from the acquisition of ComBankshares, Inc., the $11.0 million increase in average loans from the acquisition of Fort Calhoun Investment, Co., and $20.6 million of internal loan growth.  Also contributing to the increase in interest income from loans receivable was a 0.27% increase in the yield on average loans receivable.   Tax equivalent interest income on investment securities increased $2.0 million, or 27.5%, primarily due to the acquisition of ComBankshares, Inc. and Fort Calhoun Investment Co.  For 2000, the average combined investment balances increased by $20.0 million or 14.1%.

Total interest expense was $22.2 million for 2000, a $5.4 million or 32.3% increase from $16.7 million in 1999.  Interest expense on savings and interest-bearing checking increased $507,000, or 13.1%, primarily as a result of an increase in the average balance of these deposits of $12.3 million, or 9.3% in 2000 compared to 1999. Interest expense on time deposits increased $3.5 million, or 32.2%, as a result of an increase in the average balance of these deposits of $37.9 million, or 18.2% in 2000 as well as a 62 basis point increase in the rate paid on these deposits for 2000.  Interest expense on notes payable and Federal Home Loan Bank advances increased $1.3 million or 83.8%, primarily as a result of an increase in average Federal Home Loan Bank borrowings of $13.2 million used to fund the internal increase in loans receivable, and an increase in notes payable of $4.5 million related to the acquisition of Fort Calhoun Investment, Co., and the borrowings related to the acquisition of 300,000 shares of the Company’s common stock completed in December of 2000.

As a result of the changes described above, the net interest income on a tax equivalent basis increased to $19.1 million for 2000, representing an increase of $2.4 million, or 14.5%, from $16.7 million during 1999.

The following table presents the components of changes in the Company’s net interest income, on a tax equivalent basis, attributed to volume and rate.  Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the prior fiscal years average interest rate.  The changes in interest income or interest expense attributable to change in interest rates are calculated by multiplying the change in interest rate by the prior fiscal years average volume.  The changes in interest income or interest expense attributable to the combined impact of changes in volume and change in interest rate are calculated by multiplying the change in rate by the change in volume.

	Year Ended December 31, 2001 Compared To Year Ended December 31, 2000			Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

	Increase (Decrease) Due To:			Increase (Decrease) Due To:
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)			(In Thousands)
Interest Income:
Loans receivable, net (1) (2) (3)	$1,381	$(1,073)	$308	$5,030	$882	$5,912
Investment securities-taxable	(690)	(562)	(1,252)	1,512	537	2,049
Investment securities-nontaxable (4)	54	(53)	1	(231)	250	19
Federal funds sold and interest-bearing deposits	740	(449)	291	(265)	133	(132)
Total Interest Income	1,485	(2,137)	(652)	6,046	1,802	7,848

Interest Expense:
Savings deposits and interest bearing checking	80	(968)	(888)	360	147	507
Time deposits	213	(994)	(781)	1,984	1,520	3,504
Federal funds purchased and securities sold under agreements to repurchase	(261)	(98)	(359)	93	(1)	92
Notes Payable and Federal Home Loan Bank Advances	247	(499)	(252)	1,118	203	1,321
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	—	590	590	—	—	—
Total Interest Expense	279	(1,969)	(1,690)	3,555	1,869	5,424

Net change in net interest income	$1,206	$(168)	$1,038	$2,491	$(67)	$2,424

(1)      Loans are net of deferred fees.

(2)      Non-accruing loans are included in the computation of average balances.

(3)                  The Company includes loan fees in interest income.  These fees for the years ended December 31, 2001, 2000, and 1999 were $795,000, $844,000, and $903,000, respectively.

(4)                  Yield is adjusted for the tax effect of tax-exempt securities.  The tax effects for the years ended December 31, 2001, 2000, and 1999 were $751,000, $708,000, and $603,000, respectively.

Non-Interest Income

The following table sets forth the Company’s other income for the indicated periods.

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Service Charges	$3,644	$3,425	$2,352
Trust Fees	554	566	597
Gain on sale of mortgage loans	1,762	515	413
Gain (loss) on sales of investment securities	6	(53)	1
Mortgage servicing fees	329	323	315
Credit card fees	165	192	126
ATM and debit card fees	248	225	168
Cash surrender value life of bank owned insurance	449	—	—
Other	767	667	611
Total Non-Interest Income	$7,924	$5,860	$4,583

Non-interest income was $7.9 million for 2001, a $2.1 million, or 35.2% increase from 2000.  Gain on sale of mortgage loans accounted for $1.2 million of the increase, increasing 242.2% for 2001.  The increase in gain on sale of mortgage loans was the result of the increase in the volume of loans refinanced and originated and sold, due to a lower interest rate environment during the year.  Management believes that the loans refinanced and originated in 2002 will not keep pace with that of 2001.   Service charge income increased $219,000, or 6.4% during 2001 from additional fee based services offered on deposit accounts along with an enhanced control over fee waivers under a program initiated during 2000.  Income from the cash surrender value of bank owned life insurance increased $449,000 during 2001 primarily due to the Company’s $15.7 million investment in Bank Owned Life Insurance policies on senior executives within the Company in July 2001.

Non-interest income was $5.9 million for 2000, a $1.3 million, or 27.9%, increase from 1999.  Service charges accounted for $1.1million, or 84.0% of the total increase from 1999.  The increase in service charges was primarily generated from additional fee based services offered on deposit accounts along with an enhanced control over fee waivers as well as the acquisitions completed in 1999 and 2000.  Gain on sale of mortgage loans increased $102,000, or 24.7% from 1999, primarily resulting from the additional gain on sale of mortgage loans at Fort Calhoun Investment Co. after the Company acquired the bank in the first quarter of 2000.

Non-Interest Expense

The following table presents the Company’s operating expenses for the indicated periods:

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Salaries and employee benefits	$10,572	$9,192	$7,654
Occupancy and equipment	2,312	2,138	1,782
Data processing	1,754	1,868	1,494
Professional fees	1,111	1,071	596
Marketing	277	275	291
Supplies	368	307	251
Goodwill and core deposit intangible asset amortization	777	722	453
Conversion	246	70	151
Other	3,469	3,192	2,799
Total Non-Interest Expense	$20,886	$18,835	$15,471

Non-interest expense was $20.9 million for 2001, an increase of $2.1 million, or 10.9%, compared to $18.8 million for 2000.  The increase for 2001 was primarily due to an increase in salaries and benefits expense, which increased $1.4 million, or 15.0% to $10.6 million for 2001 compared to $9.2 million for 2000.  The increase in salaries and benefits was largely due to a $476,000 increase in bonus expense due to the Company meeting the targets under its bonus program, $275,000 of salary expense related to the operations at Colorado Springs National Bank acquired in the third quarter of 2001, a $253,000 increase in commissions paid to mortgage loan originators due to the increased originations during the year, and $102,000 in current year expense to fund a salary continuation plan for executive officers implemented during the year.  Occupancy and equipment expense increased $174,000 or 8.1% to $2.3 million for 2001 compared to $2.1 million for 2000.  The increase was related to additional building repairs and utility expense as well as from the operations of Colorado Springs National Bank.  Conversion expense increased $176,000 as the Company merged three of its subsidiary banks into the lead bank, TeamBank, N.A. in a continued effort to implement cost savings.  Other expense increased $277,000 or 8.7% to $3.5 million for 2001 from $3.2 million for 2000.  The increase was related primarily to a $177,000 increase in amortization expense on mortgage servicing rights due to accelerated prepayments from refinanced loans, a $31,000 increase in mortgage servicing right valuation expense, and $32,000 of premium expense related to the Bank Owned Life Insurance policies on the senior executives of the bank.  Goodwill and core deposit intangible asset amortization increased $55,000 for 2001 due to the amortization of the core deposit intangible related to the acquisition of Colorado Springs National Bank during the third quarter.

Non-interest expense was $18.8 million for 2000, an increase of $3.4 million, or 21.74%, compared to $15.5 million for 1999.  The increase is primarily attributable to the acquisitions of ComBankshares, Inc. in the fourth quarter of 1999 and Fort Calhoun Investment Co. in the first quarter of 2000, which contributed a combined $2.6 million in additional operating expense for 2000.  Salaries and benefits expense increased $1.5 million, or 20.09%, from 1999.  Net of the operations from the acquisitions, salaries and benefits expense increased $143,000, or 1.87%.  Occupancy and equipment expense increased 19.98%, or $356,000 from 1999.  Net of the operations from the acquisitions, occupancy and equipment increased 2.36%, or $42,000.  Data processing fees increased $374,000, or 25.03% from 1999, of which $134,000 is attributable to the operations from the acquisitions.  Net of the operations from the acquisitions, data processing fees increased $240,000, or 16.07%, due to increased volume from internal growth in conjunction with an annual price increase in the fees charged from the Company’s data processing service provider.  Professional fees increased $475,000 for 2000, a 79.70% increase over 1999.  The increase in professional fees is attributable to fees related to the modification of the Company’s Employee Stock Ownership Plan, fees for consulting for  real estate investment trusts established, and fees related to preliminary analysis regarding acquisition candidates.  Other expense increased a total of $393,000 for 2000, or 14.04% from 1999.  The increase is a result of the additional expenses generated from the operations of the acquisitions.  Goodwill and core deposit intangible asset amortization increased $269,000 for 2000, or 59.4%, primarily as a result of amortization of goodwill established by premiums paid on the bank acquisitions in the fourth quarter of 1999 and the first quarter of 2000.

Income Tax Expense

The Company recorded income tax expense of $1.5 million for 2001, compared to $1.2 million for 2000, representing an increase of $233,000, or 19.0%.  The Company’s effective tax rate increased to approximately 29.3% for 2001, compared to 27.8% for 2000.  The Company’s effective tax rate is less than the statutory federal rate of 34.0% due primarily to municipal interest income and the income tax benefit resulting from dividends passes through the ESOP to the ESOP participants.  The increase in the effective tax rate for 2001 versus 2000 was due to the Company’s recent acquisitions, including Colorado Springs National Bank in the third quarter of 2001.   The goodwill amortization expense and core deposit intangible amortization expenses are not deductible for tax purposes.  In addition, these acquired entities do not carry the same level of tax-deductible municipal interest income in their investment and loan portfolios, as the other banks.

The Company recorded income tax expense of $1.2 million for 2000, versus $1.1 million for 1999, representing an increase of 9.73%.  The Company’s effective tax rate increased to approximately 27.8% for 2000, up from 26.1% for 1999.  The Company’s effective tax rate is less than the statutory federal rate of 34.0% due primarily to municipal interest income and the income tax benefit resulting from dividends passed through the ESOP to the ESOP participants.  The increase in the effective tax rate for 2000 over 1999 is primarily due to less municipal interest income as a percent of total income due to the additional net income generated from the operations of the acquisition of ComBankshares, Inc. and Fort Calhoun Investment Co..  The acquisitions do not carry the same level of tax-deductible municipal interest income in their investment and loan portfolios.

Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income.  The Company’s other comprehensive income component is composed of the change in equity resulting from an increase or decrease in the market value of the Company’s available for sale investment securities, due to the changes in interest rates, net of tax.

Comprehensive income was $4.2 million for 2001, a decrease of $1.0 million from $5.2 million for 2000.  The decrease was primarily the result of a $1.1 million decrease in other comprehensive income as the fair value of the Company’s investment securities increased less during 2001 than the increase experienced in 2000.

Comprehensive income was $5.2 million for 2000, an increase of $4.6 million from $615,000 in 1999.  The increase was primarily the result of a $4.6 increase in other comprehensive income as the fair value of the Company’s investment securities increased for the year ended December 31, 2000 from the fair value for the year ended December 31, 1999.

Analysis of Financial Condition

Overview

Total assets were $650.3 million at December 31, 2001, an increase of $110.7 million or 20.5% from $539.6 million in total assets as of December 31, 2000.  The increase was primarily the result the acquisition of Colorado Springs National Bank in the third quarter of 2001, with assets of $71.5 million at acquisition, and an increase in investment securities of $33.9 million.  The increase in investment securities was largely funded by Federal Home Loan Bank advances.

Loan Portfolio Composition

The following tables present the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	December 31,
	2001		2000		1999
	Principal Balance	Percent Of Total	Principal Balance	Percent Of Total	Principal Balance	Percent Of Total
	(Dollars In Thousands )
Loans secured by real estate
One to four family	$116,409	33.0%	$115,913	35.3%	$103,772	33.9%
Construction and land development	29,154	8.3	22,222	6.8	20,350	6.7
Other	80,080	22.7	56,393	17.2	43,245	14.1
Total	225,643	64.0	194,528	59.3	167,367	54.7
Commercial and agricultural	91,851	26.0	87,128	26.6	94,711	31.0
Installment and other	40,211	11.4	50,685	15.5	47,536	15.5
Gross Loans	357,705	101.4	332,341	101.3	309,614	101.2
Less unearned fees	(625)	(0.2)	(410)	(0.1)	(359)	(0.1)
Total loans receivable	357,080	101.2	331,931	101.2	309,255	101.1
Less allowance for loan losses	(4,392)	(1.2)	(3,911)	(1.2)	(3,320)	(1.1)
Total net loans receivable	$352,688	100.0%	$328,020	100.0%	$305,935	100.0%

	December 31,
	1998		1997
	Principal Balance	Percent Of Total	Principal Balance	Percent Of Total
	(Dollars In Thousands)
Loans secured by real estate
One to four family	$85,093	33.6%	$74,049	29.2%
Construction and land development	14,411	5.7	12,292	5.5
Other	25,809	10.2	26,816	12.1
Total	125,313	49.4	113,157	51.0
Commercial and agricultural	95,155	37.5	75,679	34.1
Installment and other	35,975	14.2	35,154	15.8
Gross Loans	256,443	101.1	223,990	100.9
Less unearned fees	(317)	(0.1)	(315)	(0.1)
Total loans receivable	256,126	101.0	223,675	100.7
Less allowance for loan losses	(2,541)	(1.0)	(1,629)	(0.7)
Total net loans receivable	$253,585	100.0%	$222,046	100.0%

Total loans receivable were $357.1 million at December 31, 2001 compared to $331.9 million at December 31, 2000, representing an increase of $25.2 million or 7.6%.  The increase consists of $30.5 million in loans from the acquisition of Colorado Springs National Bank in the third quarter of 2001.  Net of the acquisition, total loans receivable decreased $5.3 million.  The decrease in total loans receivable was result of the Company’s continued allocation of resources to the commercial, construction and land development, and commercial real estate markets and its decision to reduce areas of risk in the portfolio and exit the low margin dealer paper business.  The Company’s commitment to focus its resources on internal loan growth in the commercial, construction and land development, and commercial real estate markets produced internal loan growth of $13.4 million.  Offsetting this growth was the Company’s decision to exit its low margin dealer paper business decreasing installment loans $11.9 million net of the acquired loans.  The Company also reduced its credit exposure to the Kansas and Missouri agricultural market resulting a decrease in agricultural loans of $5.1 million for the year.  Also contributing to the decrease in total loans receivable was the decision to exit the higher risk commercial leasing business decreasing lease financing receivables by $2.9 million during 2001.

At December 31, 2000, total loans receivable were $331.9 million compared to $309.3 million at December 31, 1999, representing an increase of $22.7 million.  This increase consists of $9.2 million of internal growth in loans and $13.5 million from the acquisition of Fort Calhoun Investment Co. in the first quarter of 2000.  The internal growth for the year resulted primarily from an increase in variable rate commercial loans secured by real estate.

At December 31, 1999, total loans receivable were $309.3 million compared to $256.1 million at December 31, 1998, representing an increase of $53.1 million.  This increase consists of $26.6 million in internal growth in loans and $26.5 million from the acquisition of ComBankshares, Inc. in the fourth quarter of 1999.  The internal growth for the year resulted primarily from an increase in variable rate residential mortgage loans

Loans secured by real estate:

Real estate loans represent the largest type of loans of the Company.  At December 31, 2001, these loans totaled $225.6 million, a $31.1 million or 16.0% increase from $194.5 million at December 31, 2000.  The increase was generated from $14.8 million of internal loan growth and $16.3 million of loans purchased with the acquisition of Colorado Springs National Bank.  Included in real estate loans are construction and land development loans, non-farm, non-residential loans, and one to four family loans.

Construction and land development loans secured by real estate, increased $6.9 million or 31.2% to $29.2 million at December 31, 2001.  Internal growth accounted for $4.3 million of the $6.9 million increase with $2.6 million being contributed from the acquisition.  The Company has experienced steady growth in this area increasing in each of the last five years to $29.2 million at December 31, 2001 from $12.3 million at December 31, 1997.

Non-farm, non-residential loans secured by real estate increased $24.2 million or 64.6% to $61.7 million at December 31, 2001.  Internal loan growth accounted for $11.1 million of this increase with $13.1 million being contributed from the acquisition.

One to four family residential loans were $116.4 million at December 31, 2001 compared to $115.9 million at December 31, 2000.  Substantially all of these loans were originated in the Company’s market area.  Included in real estate mortgage loans are real estate mortgage loans held for sale.  The Company typically sells fixed rate mortgage loans to permanent investors with the servicing rights retained.  Capitalized servicing rights are recorded at the time the loan is sold, thereby increasing the gain on sale by such amount.  At December 31, 2001, the balance of real estate mortgage loans held for sale was $16.4 million.

At December 31, 2000, real estate loans increased $27.1 million or 16.23% to $194.5 million from $167.4 million at December 31, 1999.  Real estate loans at December 31, 1999 increased by $42.1 million, or 33.56%, compared to real estate mortgage loans of $125.3 million at December 31, 1998.

Commercial and agricultural:

Commercial and agricultural loans were $91.9 million at December 31, 2001, an increase of $4.8 million or 5.4% from $87.1 million at December 31, 2000.  Commercial loans include loans to service, retail, wholesale, and light manufacturing businesses and agricultural loans included loans to farmer for production and other agricultural needs.

At December 31, 2001, commercial loans were $72.9 million compared to $63.1 million at December 31, 2000, an increase of $9.8 million or 15.5%.  The increase was primarily contributed from $11.8 million in commercial loans contributed by the acquisition of Colorado Springs National Bank.  Commercial loans were $62.7 million at December 31, 1999, and $67.1 million at December 31, 1998.

Agricultural loans were $18.9 million at December 31, 2001, a decrease of $5.1 million or 21.2% from $24.0 million at December 31, 2000.  The decrease was the Company’s decision to reduce its exposure to the Kansas and Missouri agricultural markets.  At December 31, 1999, agricultural loans were $24.3 million compared to $25.0 million at December 31, 1998.

Installment and other:

Installment and other loans include automobile, residential, and other personal loans.  The majority of these loans are installment loans with fixed interest rates.  Installment and other loans were $40.2 million at December 31, 2001, a decrease of $10.5 million or 20.7% from $50.7 million at December 31, 2000.  Installment and other loans have been decreasing as a percentage of total loans over the past several years as the Company places more emphasis on growing the real estate and commercial portion of its loan portfolio.  The Company also exited the dealer paper business during 2001.  The slight increase in the mix of installment loans at December 31, 1999 was the result of the fourth quarter acquisition of ComBankshares, Inc.  The Company also has a small portfolio of credit card loans.

The Company believes that its philosophy in extending credit is relatively conservative in nature, with a presumption that most credit should have both a primary and secondary source of repayment, and that the primary source should generally be operating cash flows, while the secondary source should generally be collateral or guarantees of principals, for business obligations.  The Company’s lending policy requires both loan officer and loan committee approval for significant credits.

At December 31, 2001 total loans receivable were 73.2% of total deposits and 54.9% of total assets.

Loan Maturities

The following tables present, at December 31, 2001 and 2000, loans by maturity in each major category of the Company’s portfolio based on contractual repricing schedules.  Actual maturities may differ from the contractual repricing maturities shown below as a result of renewals and prepayments.  Loan renewals are re-evaluated using substantially the same credit procedures that are used when loans are made.

	December 31, 2001
	One year or less	Over one year through five years		Over five years
		Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(In Thousands )
Loans secured by real estate
One to four family	$8,224	$12,112	$782	$43,083	$52,208	$116,409
Construction and land development	19,565	2,088	—	—	7,501	29,154
Other	16,705	19,135	3,561	6,237	34,442	80,080
Total	44,494	33,335	4,343	49,320	94,151	225,643
Commercial and agricultural	35,554	18,963	9,513	2,533	25,288	91,851
Installment and other	6,406	27,281	113	4,842	1,569	40,211
Gross Loans	86,454	79,579	13,969	56,695	121,008	357,705
Less unearned fees	625	—	—	—	—	625
Total loans receivable	$85,829	$79,579	$13,969	$56,695	$121,008	$357,080

	December 31, 2000
	One year or less	Over one year through five years		Over five years
		Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(In Thousands)
Loans secured by real estate
One to four family	$19,186	$12,717	$43,024	$23,601	$17,385	$115,913
Construction and land development	17,635	1,989	—	60	2,538	22,222
Other	18,587	12,201	3,909	4,838	16,858	56,393
Total	55,408	26,907	46,933	28,499	36,781	194,528
Commercial	32,897	13,518	7,416	2,624	30,673	87,128
Installment and other	9,030	39,242	150	1,564	699	50,685
Gross Loans	97,335	79,667	54,499	32,687	68,153	332,341
Less unearned fees	410	—	—	—	—	410
Total loans receivable	$96,925	$79,667	$54,499	$32,687	$68,153	$331,931

Non-performing assets

Non-performing assets consist of non-performing loans and other real estate owned.  Non-performing loans consist of loans 90 days or more delinquent and still accruing interest, nonaccrual loans, and restructured loans.  When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest, regardless of the delinquency status of a loan, the accrual of interest income is discontinued and any interest accrued to date is reversed through a charge to income.  While a loan is on nonaccrual status, it is the Company’s policy that interest income is recognized only after payment in full of principal.  Generally, management places loans which are greater that 90 days past due on nonaccrual.

The following table presents information concerning the non-performing assets of the Company at the dates indicated.

	December 31,
	2001	2000	1999	1998	1997
	(Dollars In Thousands)
Non-accrual loans	$2,316	$2,705	$1,792	$2,241	$1,078
Loans 90 days past due and still accruing	1,380	1,518	621	431	517
Non-performing loans	3,696	4,223	2,413	2,672	1,595
Other real estate owned	1,572	340	792	906	367
Total non-performing assets	$5,268	$4,563	$3,205	$3,578	$1,962
Non-performing loans as a percentage of total loans	1.04%	1.27%	0.78%	1.04%	0.71%
Non-performing assets as a percentage of total assets	0.81%	0.85%	0.62%	0.81%	0.51%

Total non-performing assets totaled $5.3 million at December 31, 2001 compared to $4.6 million at December 31, 2000, representing an increase of $705,000 or 15.5%.  The increase in non-performing assets was primarily due to an increase in other real estate owned of $1.2 million.

Non-performing loans decreased $527,000 or 12.5% to $3.7 million at December 31, 2001 from $4.2 million at December 31, 2000.  Non-performing loans included four larger credits totaling, in aggregate, $1.6 million.  These loans were collateralized by real estate, had an aggregate specific allowance of $275,000, and contained government program guarantees totaling $810,000.  Also included in non-performing loans were consumer loans totaling $1.1 million.

Other real estate owned was $1.6 million at December 31, 2001 compared to $340,000 at December 31, 2000.  Other real estate owned consisted of 13 properties held by the Company’s subsidiary banks, of which four of the properties totaled, in aggregate $1.2 million.  These four properties consisted of 110 acres of commercial property in Omaha, Nebraska, a commercial building in Iola, Kansas, a 1-4 family property the Kansas City, Missouri, and a restaurant in Nevada, Missouri.

Impaired loans

The Company considers a loan to be impaired when it is deemed probable by management that the Company will be unable to collect all contractual principal and interest payments in accordance with the terms of the original loan agreement.  However, when determining whether a loan is impaired, management also considers the loan documentation, the current ratio of the loan’s balance to collateral value, and the borrower’s present financial position.  Included as impaired loans are all loans contractually delinquent 90 days or more and all loans upon which accrual of interest has been suspended.

At December 31, 2001, the Company had impaired loans totaling $3.7 million, which have related specific reserves of $1.4 million.  This compares favorably to $4.2 million of impaired loans at December 31, 2000.  The average recorded investment in impaired loans during the year ended December 31, 2001 was $4.4 million.  Interest income collected and recognized on impaired loans during the period the loans were considered to be impaired for 2001 totaled $154,000.

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

The following table sets forth information regarding changes in the allowance for loan losses of the Company for the periods indicated.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars In Thousands)
Average total loans	$339,258	$324,198	$267,695	$245,012	$200,747
Total loans at end of period	$357,080	$331,931	$329,924	$256,126	$223,675
Allowance at beginning of year	$3,911	$3,320	$2,541	$1,629	$1,518
Loans charged off:
Real Estate:
One to four family	(99)	(15)	(20)	(14)	(6)
Construction	(141)	—	—	—	—
Other	(38)	(32)	—	—	—
Commercial	(441)	(217)	(198)	(169)	(655)
Lease financing receivables	(36)	(154)	(19)	—	—
Installment and other	(930)	(570)	(542)	(540)	(481)
Total charge-offs	(1,685)	(988)	(779)	(723)	(1,142)
Recoveries
Real Estate:
One to four family	4	—	23	1	—
Construction	—	4	—	—	—
Other	—	4	—	—	—
Commercial	67	50	38	28	59
Lease financing receivables	24	25	1	—	—
Installment and other	254	142	161	120	99
Total recoveries	349	225	223	149	158
Net (charge-offs) recoveries	(1,336)	(763)	(556)	(574)	(984)
Provision for loan losses	1,435	1,001	902	1,486	1,095
Allowance of acquired bank	382	353	433	—	—
Allowance at end of period	$4,392 `	$3,911	$3,320	$2,541	$1,629

Ratio of net charge-offs to average total loans	0.39%	0.24%	0.21%	0.23%	0.49%
Allowance to total loans at end of period	1.23%	1.18%	1.07%	0.99%	0.73%
Allowance to nonperfoming loans	118.83%	92.61%	137.59%	95.10%	102.13%

The allowance for loan losses has increased steadily over the last five years due to the increase of the commercial, construction and land development, and commercial real estate loans as a percent of total loans in the portfolio.  These loans required a higher allowance for loan losses.  The allowance for loan loss to total loans at December 31, 2001 increased to 1.23% primarily due to provisions taken for the Company’s internal loan growth, as well as an increase of $382,000 in the allowance existing at the acquisition of Colorado Springs National Bank during the third quarter of 2001.

Net charge-offs were $1.3 million for the year ended 2001, compared to $763,000 for 2000, $556,000 for 1999, $574,000 for 1998, and $984,000 for 1997.  The $573,000 increase is primarily related to a $248,000 increase in installment loan net charge-offs, $207,000 of commercial loan net charge-offs, and $104,000 net charge-offs from construction loans secured by real estate.  The $248,000 increase in installment loan net charge-offs was partially attributable to additional credit card portfolio charge-offs in preparation for the sale of the credit card portfolio, which was disposed of during the second quarter, charge-offs generated in conjunction with normal review and analysis which was completed after the merger of the bank charters occurring during the first quarter, and a general increase in installment loan charge-offs. The $207,000 increase in commercial loans was largely the result of three large credits totaling $282,000.  The $104,000 increase in construction loans secured by real estate was largely related to a real estate development loan of $109,000 charged-off during the year.  Charge-offs were higher in 1997 as a result of a large commercial loan customer, which filed for bankruptcy.  As a result, charge-offs of $557,000 were recognized on this loan.

The Company’s lending personnel are responsible for continuous monitoring of the loan portfolio.  Additionally, since 1997, the Company has retained an independent loan review company, which reviews the loan portfolio on a quarterly basis to determine compliance with loan policy, including the appropriateness of risk ratings assigned to individual loans, as well as the adequacy of the allowance for loan losses.  The allowance for loan losses is based primarily on management’s estimates of probable loan losses from the foregoing processes and historical experience.  The Company’s loan portfolio is also subject to periodic examination by regulatory agencies.  These agencies may require charge-offs or additions to the allowance based upon their judgments about information available at the time of their examination.

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

	December 31,
	2001		2000		1999		1998		1997
	Amount of Gross Allowance	Loans in Category as of Percentage of Total Loans	Amount of Gross Allowance	Loans in Category as of Percentage of Total Loans	Amount of Gross Allowance	Loans in Category as of Percentage of Total Loans	Amount of Gross Allowance	Loans in Category as of Percentage of Total Loans	Amount of Gross Allowance	Loans in Category as of Percentage of Total Loans
	(Dollars In Thousands)
Loans secured by real estate
One to four family	$139	32.6%	$161	34.8%	$250	33.6%	$213	33.2%	$185	33.1%
Construction and land development	248	8.2%	29	6.7%	16	6.6%	36	5.6%	31	5.5%
Other	658	22.4%	126	17.0%	85	14.0%	65	10.2%	67	12.1%
Commercial and agricultural	2,283	25.7%	2,211	26.2%	1,012	28.1%	945	36.8%	750	33.5%
Lease financing receivables	35	1.4%	76	2.4%	50	0	—	—	—	—
Installment and other	889	9.7%	828	12.9%	836	15.2%	550	14.2%	537	15.8%
Unallocated	140	—	480	—	1,071	—	732	—	59	—
	$4,392	100.0%	$3,911	100.0%	$3,320	100.0%	$2,541	100.0%	$1,629	100.0%

The provision for loan losses takes into account many factors such as the Company’s prior experience with loan losses and an evaluation of the risks in the loan portfolio at any given time, including changes in economic, operating, and other conditions of borrowers, the economies in the Company’s areas of operations and to a lesser extent, the national economy and several other factors beyond the control of the Company.  The allowance for loan losses allocated to other loans secured by real estate increased $532,000 at December 31, 2001 versus December 31, 2000 due to the increase of $23.7 million in other loans secured by real estate during the year.  The allowance for loan losses allocated to construction and land development loans secured by real estate increased $219,000 at December 31, 2001 versus December 31, 2000 due to the increase of $6.9 million in construction and land development loans secured by real estate during the year.

Investments

The Company invests a portion of its available funds in short-term and long-term instruments, including federal funds sold and investment securities.  The Company’s investment portfolio is designed to provide liquidity for cash-flow requirements, to assist in managing interest rate risk, and to provide collateral for certain public deposits and other borrowing arrangements.  At December 31, 2001 and 2000, the investment portfolio was comprised principally of obligations of U.S. Government or its agencies, obligations of states and political subdivisions, and mortgage-backed securities.

The following table presents the Company’s investments in certain securities accounted for as available for sale and held to maturity.  “Other” investments is comprised of Federal Home Loan Bank stock, Federal Reserve Bank stock, mutual funds, and certain equity securities, all of which carry no stated maturity.

	December 31,
	2001	2000
	(In Thousands )
Securities available for sale:
U.S. Treasury Securities and government agencies	$57,157	$52,542
Obligations of state and political subdivisions	25,186	1,957
Mortgage-backed securities	113,007	70,159
Other	9,301	7,702
Total available for sale securities	204,651	132,360
Securities held to maturity:
U.S. Treasury Securities and government agencies	—	2,300
Obligations of state and political subdivisions	—	21,920
Other	—	644
Total held to maturity securities	—	24,864
Toal Investment securities	$204,651	$157,224

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This statement requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value.  The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged.  The Company adopted SFAS No. 133 on January 1, 2001.  As permitted by SFAS No. 133, the Company transferred all of its securities on that date from the held to maturity portfolio to the available for sale.  The transfer of these securities did not have a significant impact on the consolidated financial statements.

At December 31, 2001 and 2000, the investment portfolio did not contain investments which were considered to be derivatives, structured notes or similar instruments that are classifies as “High-Risk Securities” as defined by the Federal Financial Institutions Examinations Council.

The following tables set forth a summary of the maturities in the investment portfolio at December 31, 2001 and December 31, 2000.

	December 31, 2001

	One year or less		Over one year through five years		Over one year through ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars In Thousands)
U.S. Treasury and agencies	$10,589	5.31%	$41,461	5.06%	$5,107	6.73%	$—	—	$57,157	5.26%
Obligations of states and political subdivisions	1,985	7.29%	8,170	6.54%	9,801	6.75%	5,230	7.11%	25,186	6.80%
Mortgage-backed securities	8,875	6.55%	45,824	6.21%	56,383	5.92%	1,925	5.36%	113,007	6.08%
Other (1)	6,376	—	2,925	7.58%	—	—	—	—	9,301	2.38%
	$27,825		$98,380		$71,291		$7,155		$204,651

	December 31, 2000
	One year or less		Over one year through five years		Over one year through ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars In Thousands)
U.S. Treasury and agencies	$4,152	6.20%	$35,585	6.58%	$15,105	6.92%	$—		$54,842	6.65%
Obligations of states and political subdivisions	598	7.27%	6,536	7.65%	8,675	7.32%	8,068	7.62%	23,877	7.50%
Mortgage-backed securities	6,447	6.52%	33,007	6.57%	21,732	7.08%	8,973	7.46%	70,159	6.85%
Other (1)	5,856	—	—	—	1,818	7.21%	672	10.00%	8,346	2.38%
	$17,053		$75,128		$47,330		$17,713		$157,224

(1)                                  Other securities consist principally of Federal Home Loan Bank stock, Federal Reserve Bank stock, and mutual funds which have no stated maturity.

Deposits

The Company’s primary source of funds has historically been customer deposits, which totaled $487.8 million at December 31, 2001, a $45.6 million increase from $442.2 million at December 31, 2000.  The increase was related to $57.6 million in deposits assumed with the acquisition of Colorado Springs National Bank in the third quarter of 2001.  Deposits totaled $435.1 million at December 31, 1999.

The following table sets forth the average balances and weighted average rates for the Company’s categories of deposits for the periods indicated.

	Years Ended December 31,
	2001		2000		1999
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars In Thousand)
Noninterest-bearing demand	$50,528	—	$50,068	—	$42,706	—
Interest-bearing demand	122,325	2.40%	120,832	3.14%	112,258	2.99%
Savings	25,426	2.23%	24,249	2.41%	20,486	2.64%
Time	249,231	5.46%	245,593	5.86%	207,731	5.24%
Total	$447,510		$440,742		$383,180

The following table summarizes at December 31, 2001 and December 31, 2000, the Company’s certificates of deposit of $100,000 or more by time remaining until maturity.

	December 31,
	2001	2000
	(In Thousands )
Remaining maturity
Less than three months	$26,014	$28,828
Three months up to six months	14,995	16,187
Six months up to one year	12,034	23,636
One year and over	4,386	10,907
Total	$57,429	$79,558

Federal Home Loan Bank and Federal Reserve Bank Borrowings

The subsidiary banks are members of the Federal Home Loan Bank of Topeka (FHLB), which is one of 12 regional Federal Home Loan Banks.  The FHLB system functions as a central bank providing credit for members.  As members of the FHLB, the Company’s subsidiary banks are entitled to borrow funds from the FHLB and are required to own FHLB stock in an amount determined by a formula based upon total assets and FHLB borrowings.  The Company’s subsidiary banks may use FHLB borrowings to supplement deposits as a source of funds.  At December 31, 2001, FHLB borrowings aggregated $74.4 million, compared to $30.9 million at December 31, 2000, and $24.1 million at December 31, 1999.  The increase of $43.5 million in FHLB advances at December 31, 2001, compared to December 31, 2000, was the result of a leverage transaction where the Company borrowed $48.0 million in FHLB advances during 2001 and purchased investment securities for an average spread of approximately 1.60%.  At December 31, 2001, based on its FHLB stockholdings, the aggregate available and unused borrowing capacity of the Company’s subsidiary banks was approximately $58.0 million, which was available through a line of credit and term advances.  FHLB borrowings are collateralized by FHLB stock and certain qualifying mortgage loans of the Company’s subsidiary banks.

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

TeamBank, N.A. is a member bank of the Federal Reserve Bank of Kansas City and may use the Federal Reserve Bank discount window to meet short-term funding needs.  These loans are available on a secured basis.  Generally the banks pledge U.S. Government or qualifying municipal securities for these notes.  None of the Company’s subsidiary banks have utilized short-term Federal Reserve Bank borrowings for over five years.

Capital Resources

The Company monitors compliance with bank and financial holding company regulatory capital requirements, focusing primarily on risk-based guidelines.  Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital.  Included in the risk-based capital method are two measures of capital adequacy, core capital and total capital, which consists of core and secondary capital.  Core capital, also known as Tier 1 capital, generally includes common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries, less goodwill and intangible assets.  No more than 25% of core capital elements may consist of cumulative preferred stock.  Total risk based capital, also known as Tier 2 capital, generally includes the allowance for loan losses limited to 1.25% of weighted risk assets, certain forms of perpetual preferred stock, as well as hybrid capital instruments.

The following tables present the Company’s capital ratios as of the indicated dates.

	Risk Based Capital Ratios
	At December 31,
	2001		2000		1999
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Core capital	$41,637	10.60%	$28,809	8.49%	$30,133	9.45%
Core capital minimum requirement (1)	15,705	4.00%	13,567	4.00%	12,756	4.00%
Excess	$25,932	6.60%	$15,242	4.49%	$17,377	5.45%

Total risk based capital	46,029	11.72%	32,720	9.65%	33,453	10.49%
Total risk based capital requirement	31,410	8.00%	27,135	8.00%	25,512	8.00%
Excess	$14,619	3.72%	$5,585	1.65%	$7,941	2.49%
Total risk adjusted assets	$392,620		$339,183		$318,896

	Leverage Ratios
	At December 31,
	2000		1999		1998
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Core capital	$41,637	6.92%	$28,809	5.50%	$30,133	5.94%
Core capital minimum requirement (2)	24,070	4.00%	20,944	4.00%	20,283	4.00%
Excess	$17,567	2.92%	$7,865	1.50%	$9,850	1.94%
Average total assets	$601,743		$523,600		$507,069

(1)     Based on risk-based capital guidelines of the Federal Reserve, a bank holding company is required to maintain a core capital to risk-adjusted assets ratio of 4% and a total capital, risk-based, to risk-adjusted assets ratio of 8%.

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

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.  SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 requires intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

SFAS No. 142 will be effective January 1, 2002.  Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that were acquired in a purchase business combination completed after June 30, 2001, have not been amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature.  Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 have continued to be amortized prior to the adoption of SFAS No. 142.

Upon adoption of SFAS No. 142, the Company will evaluate its existing intangible assets and goodwill that were acquired in prior purchase a business combinations, and will make any necessary reclassifications in order to conform with the new criteria for recognition apart from goodwill.  Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption.  In addition, to the extent an intangible assets is identified as having an indefinite useful life, a test will be required to be made of the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require an assessment of whether there is an indication that goodwill is impaired as of the date of adoption.  This will be accomplished through the identification of the Company reporting units and determination of the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.  The Company will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount.  To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired then the second step of the transitional impairment test must be performed.  In the second step, the implied fair value must be compare to the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to the carrying amount, both of which would be measured as of the date of adoption.  This second step is required to be completed as soon as possible, both no later than the end of the year of adoption.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of earnings.

As of the date of adoption SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $12.0 million, all of which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142.  Pre-tax amortization expense related to goodwill was $355,000, $334,000, and $70,000 for the years ended December 31, 2001, 2000, and 1999, respectively.  Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142 it is not practicable to reasonably estimate whether any transitional impairment losses will be required to be recognized as the cumulative effect of change in accounting principle.

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

Item 7a.                  Quantitative and Qualitative Disclosures about Market Risk

Liquidity

The Company continuously forecasts and manages its liquidity in order to satisfy cash flow requirements of depositors and borrowers and allow the Company to meet its own cash flow needs.  The Company has developed internal and external sources of liquidity to meet its continued growth needs.  These include, but are not limited to, the ability to raise deposits through branch promotional campaigns, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal

Home Loan  Bank.  The Company’s most liquid assets are cash and cash equivalents and investment securities available-for-sale.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given period.  At December 31, 2001 and December 31, 2000, these liquid assets totaled $243.5 million and $157.7 million, respectively.  Management believes the Company’s sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

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

Below is a static gap schedule for the Company as of December 31, 2001.  This is just one of several tools which may be used to measure and manage interest rate sensitivity.  Earning assets and interest-bearing liabilities are presented below within selected time intervals based on their repricing and maturity characteristics.  In this view, the sensitivity position is perfectly matched when an equal amount of assets and liabilities reprice during any given time period.  Excess assets or liabilities repricing in a given time period results in the interest rate gap shown in the table.  A positive gap indicates more assets than liabilities will reprice in that time period, while a negative gap indicates more liabilities than assets will reprice.

	Static Gap Analysis At December 31, 2001
	3 Months Or Less	4 Through 12 Months	13 Through 36 Months	37 Through 60 Months	61 Through 120 Months	More Than 120 Months	Total
	(Dollars In Thousands)
Interest Earning Assets:
Loans receivable, net of unearned income	$113,084	$107,722	$39,093	$40,486	$34,604	$22,091	$357,080
Investment securities available for sale	4,753	23,072	78,704	19,676	71,291	7,155	204,651
Federal funds sold and interest bearing deposits	19,382	—	—	—	—	—	19,382
Total interest earning assets	137,219	130,794	117,797	60,162	105,895	29,246	581,113

Interest Bearing Liabilities:
Savings deposits and interest-bearing checking	184,085	—	—	—	—	—	184,085
Time deposits under $100,000	42,199	89,838	42,631	4,459	125	—	179,252
Time deposits over $100,000	26,014	27,029	3,486	900	—	—	57,429
Federal funds purchased and securities sold under agreements to repurchase	10,386	—	—	—	—	—	10,386
Federal Home Loan Bank Advances	—	2,000	4,065	5,732	52,000	10,641	74,438
Notes Payable	—	9,645	—	15,525	—	—	25,170
Total interest bearing liabilities	262,684	128,512	50,182	26,616	52,125	10,641	530,760

Periodic Repricing Gap	(125,465)	2,282	67,615	33,546	53,770	18,605	50,353
Cumulative Repricing Gap	(125,465)	(123,183)	(55,568)	(22,022)	31,748	50,353
Periodic Repricing Gap as a percent of interest earning assets	(91.43)%	1.74%	57.40%	55.76%	50.78%	63.62%
Cumulative Repricing Gap as a percent of interest earning assets	(91.43)%	(94.18)%	(47.17)%	(36.60)%	29.98%	172.17%

The table indicates that the Company is liability sensitive in the less than three-month period and is asset sensitive for all other periods.  This means that during the first two period classifications, interest bearing liabilities reprice faster than interest earning assets, thereby improving net interest income when rates are falling and reducing net interest income when rates are rising.  While the “static gap” method is a widely used measure of interest sensitivity, it is not, in management’s opinion, the only indicator of the Company’s rate sensitivity.

The following table indicates that at December 31, 2001, if there had been a sudden and sustained increase in prevailing market interest rates, the Company’s 2002 interest income would be expected to increase, while a decrease in rates would indicate an decrease in income.

Change in Interest Rates	Net Interest Income	(Decrease) Increase	Percent Change
	(Dollars In Thousands)
200 basis point rise	$22,208	$971	4.57%
100 basis point rise	21,723	486	2.29
base rate scenario	21,237	—	—
100 basis point decline	20,562	(675)	(3.18)
200 basis point decline	18,714	(2,523)	(11.88)

The Company also believes it is appropriately positioned for future interest rate movements, although it may experience some fluctuation in net interest income due to short-term timing differences between the repricing of assets and liabilities.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Independent Auditors’ Report

Consolidated Statements of Financial Condition as of December 31, 2001 and 2000

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 31, 2001, 2000, and 1999

Consolidated Statements of Changes In Stockholders’ Equity for the Fiscal Years Ended December 31, 2001, 2000, and 1999

Consolidated Statements of Cash Flows for theFiscal Years Ended December 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Team Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Team Financial, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team Financial, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations, and certain provisions of SFAS No.142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

KPMG LLP

Kansas City, Missouri

March 6, 2002

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Financial Condition

(In Thousands)

ASSETS	December 31, 2001	December 31, 2000
Cash and due from banks	$19,513	$8,702
Federal funds sold and interest bearing bank deposits	19,382	16,665
Cash and cash equivalents	38,895	25,367

Investment securities
Available for sale, at fair value (amortized cost of $203,528 and $132,291 at December 31, 2001 and December 31, 2000, respectively)	204,651	132,360
Held to maturity, at cost (fair value of $25,161 at December 31, 2000)	—	24,864
Total investment securities	204,651	157,224

Loans receivable, net of unearned fees	357,080	331,931
Allowance for loan losses	(4,392)	(3,911)
Net loans receivable	352,688	328,020

Accrued interest receivable	5,332	5,453
Premises and equipment, net	11,319	10,007
Assets acquired through foreclosure	1,572	340
Goodwill and core deposit intangible assets, net of accumulated amortization	16,786	10,914
Bank owned life insurance policies	16,187	—
Other assets	2,880	2,280

Total assets	$650,310	$539,605

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Checking deposits	$163,617	$126,180
Savings deposits	36,336	21,028
Money market deposits	51,117	39,604
Certificates of deposit	236,681	255,383
Total deposits	487,751	442,195
Federal funds purchased and securities sold under agreements to repurchase	10,386	7,353
Federal Home Loan Bank advances	74,438	30,949
Notes payable	9,645	14,425
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	—
Accrued expenses and other liabilities	7,195	4,884

Total liabilities	604,940	499,806

Stockholders' Equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 4,414,142 and 4,163,545 shares issued; 4,179,242 and 3,881,940 shares outstanding at December 31, 2001 and December 31, 2000	27,144	25,324
Capital surplus	68	103
Retained earnings	19,493	16,771
Treasury stock, 234,900 and 281,605 shares of common stock at cost at December 31, 2001, and December 31, 2000, respectively	(2,056)	(2,442)
Accumulated other comprehensive income	721	43

Total stockholders' equity	45,370	39,799

Total liabilities and stockholders' equity	$650,310	$539,605

See accompanying notes to the consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Operations

(Dollars In Thousands, Except Per Share Data)

	Year Ended December 31,
	2001	2000	1999
Interest Income:
Interest and fees on loans	$30,045	$29,737	$23,825
Taxable investment securities	8,247	9,499	7,450
Nontaxable investment securities	1,032	1,074	1,160
Other	626	335	467

Total interest income	39,950	40,645	32,902

Interest Expense:
Deposits
Checking deposits	1,681	2,149	1,856
Savings deposits	567	581	542
Money market deposits	1,249	1,655	1,480
Certificates of deposit	13,601	14,382	10,878
Federal funds purchased and securities sold under agreements to repurchase	223	582	490
FHLB advances payable	1,929	1,778	892
Notes payable	717	1,120	685
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	590	—	—

Total interest expense	20,557	22,247	16,823

Net interest income before provision for loan losses	19,393	18,398	16,079

Provision for loan losses	1,435	1,001	902

Net interest income after provision for loan losses	17,958	17,397	15,177

Non-Interest Income:
Service charges	3,644	3,425	2,352
Trust fees	554	566	597
Gain on sales of mortgage loans	1,762	515	413
Gain (loss) on sales of investment securities	6	(53)	1
Other	1,958	1,407	1,220

Total non-interest income	7,924	5,860	4,583

Non-Interest Expenses:
Salaries and employee benefits	10,572	9,192	7,654
Occupancy and equipment	2,312	2,138	1,782
Data processing	1,754	1,868	1,494
Professional fees	1,111	1,071	596
Marketing	277	275	291
Supplies	368	307	251
Goodwill and core deposit intangible asset amortization	777	722	453
Conversion	246	70	151
Other	3,469	3,192	2,799

Total non-interest expenses	20,886	18,835	15,471

Income before income taxes	4,996	4,422	4,289

Income taxes	1,462	1,229	1,120

Net income	$3,534	$3,193	$3,169

Shares applicable to basic income per share	3,989,098	3,916,980	3,403,478

Basic income per share	$0.89	$0.82	$0.93

Shares applicable to diluted income per share	3,996,327	3,916,980	3,403,478

Diluted income per share	$0.88	$0.82	$0.93

See accompanying notes to the consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Year Ended December 31,
	2001	2000	1999
Net Income	$3,534	$3,193	$3,169
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $277, $753, and $(1,073) in 2001, 2000, 1999, respectively	486	1,995	(2,555)
Reclassification adjustment for gains (losses) included in net income net of tax of $2, $15, and $0 in 2001, 2000, and 1999, respectively	(4)	38	—
Cumulative effect of change in accounting principle, net of tax of $101 (see note 2)	196	—	—
Other comprehensive income (loss), net	678	2,033	(2,555)
Comprehensive income	$4,212	$5,226	$614

See accompanying notes to the consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Changes In Stockholder's Equity

Years Ended December 31, 2001, 2000, 1999

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Additional paid-in capital	Retained earnings	Unearned Compensation	Treasury Stock	Accumulated other comprehensive income	Less redeemable common stock held by employee stock ownership plan, net of unearned compensation	Total stockholders' equity
BALANCE, December 31, 1998	$13,980	$122	$11,921	$(1,000)	$(187)	$565	$(16,876)	$8,525
Issuance of common stock in connection with initial public offering (850,000 shares)	8,331	—	—	1,000	—	—	16,876	26,207
Common stock issued in connection with compensation plans (8,710 shares)	65	—	—	—	—	—	—	65
Common stock issued for acquisitions (278,245 shares)	2,892	—	—	—	—	—	—	2,892
Net Income	—	—	3,169	—	—	—	—	3,169
Dividends ($0.20 per share)	—	—	(734)	—	—	—	—	(734)
Other comprehensive income(loss), net of $(1,073) in taxes	—	—	—	—	—	(2,555)	—	(2,555)
BALANCE, December 31, 1999	25,268	122	14,356	—	(187)	(1,990)	—	37,569
Treasury stock purchased (300,000 shares)	—	—	—	—	(2,615)	—	—	(2,615)
Common stock issued in connection with compensation plans (6,492 shares)	56	—	—	—	—	—	—	56
Contribution of common stock to Company ESOP (45,400 shares)	—	(19)	—	—	360	—	—	341
Net Income	—	—	3,193	—	—	—	—	3,193
Dividends ($0.20 per share)	—	—	(778)	—	—	—	—	(778)
Other comprehensive income (loss), net of $753 in taxes	—	—	—	—	—	2,033	—	2,033
BALANCE, December 31, 2000	25,324	103	16,771	—	(2,442)	43	—	39,799
Treasury stock purchased (3,295 shares)	—	—	—	—	(24)	—	—	(24)
Common stock issued in connection with
compensation plans (597 shares)	6	—	—	—	—	—	—	6
Common stock issued for acquisitions (250,000 shares)	1,814	—	—	—	—	—	—	1,814
Contribution of shares of treasury stock to Company ESOP (50,000 shares)	—	(35)	—	—	410	—	—	375
Net Income	—	—	3,534	—	—	—	—	3,534
Dividends ($0.20 per share)	—	—	(812)	—	—	—	—	(812)
Other comprehensive income (loss), net of $376 in taxes	—	—	—	—	—	678	—	678
BALANCE, December 31, 2001	$27,144	$68	$19,493	$—	$(2,056)	$721	$—	$45,370

Team Financial, Inc. And Subsidiaries

Consolidated Statements Of Cash Flows

(In thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$3,534	$3,193	$3,169
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,435	1,001	902
Depreciation and amortization	2,051	1,943	2,223
Allocation of ESOP shares	375	341	—
Net (gain) loss on sales of investment securities	(6)	53	(1)
Net gain on sales of mortgage loans	(1,762)	(515)	(413)
Net (gain) loss on sales of assets acquired through foreclosure	(4)	(16)	151
Net gain on sale of credit card portfolio	(10)	—	—
Proceeds from sale of credit card portfolio	1,187	—	—
Proceeds from sale of mortgage loans	62,020	17,033	37,107
Origination of mortgage loans for sale	(75,242)	(19,017)	(33,270)
Net (increase) decrease in other assets	(902)	(882)	569
Net increase (decrease) in accrued expenses and other liabilities	1,023	1,484	(156)

Net cash (used in) provided by operating activities	(6,301)	4,618	10,281

Cash flows from investing activities:
Net decrease (increase) in loans	15,461	(7,314)	(30,591)
Proceeds from sale of investment securities available-for-sale	34	21,374	17
Proceeds from maturities and principal reductions of investment securities available-for-sale	64,678	13,312	48,364
Purchases of investment securities available-for-sale	(97,361)	(19,940)	(57,661)
Proceeds from maturities and principal reductions of investment securities held-to-maturity	—	1,383	5,460
Purchases of investment securities held-to-maturity	—	(757)	(5,195)
Purchase of premises and equipment, net	(873)	(828)	(1,694)
Proceeds from sales on assets acquired through foreclosure	944	739	67
Purchase of bank owned life insurance	(15,650)	—
Cash received (paid) for acquisitions, net	8,181	(2,731)	(4,432)

Net cash (used in) provided by investing activities	(24,586)	5,238	(45,665)

Cash flows from financing activities:
Net decrease in deposits	(12,038)	(11,211)	6,307
Net increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	3,033	(2,024)	2,954
Payments on Federal Home Loan Bank advances	(4,511)	(21,306)	(8,105)
Proceeds from Federal Home Loan Bank advances	48,000	26,200	19,000
Payments on notes payable	(9,825)	(1,649)	(11,250)
Proceeds of notes payable	5,045	6,150	9,424
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	—	—
Common stock issued	6	56	8,396
Purchase of treasury stock	(24)	(2,615)	—
Dividends paid on common stock	(796)	(597)	(734)

Net cash provided by (used in) financing activities	44,415	(6,996)	25,992

Net change in cash and cash equivalents	13,528	2,860	(9,392)

Cash and cash equivalents at beginning of the period	25,367	22,507	31,899

Cash and cash equivalents at end of the period	$38,895	$25,367	$22,507

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$21,267	$21,912	$16,575
Income taxes	715	310	825

Noncash activities related to operations
Transfer of securities from held-to-maturity to available-for-sale	$25161	$—	$—
Assets acquired through foreclosure	1,840	465	312
Loans to facilitate the sale of real estate acquired through foreclosure	60	—	111

Non-cash activities related to acquisitions:
Investing activities:
Increase in investments	$13,563	$7,287	$21,985
Net increase in loans	30,070	12,926	26,498
Increase in premises and equipment	1,411	444	1,042
Financing Activities:
Increase in deposits	57,594	18,290	44,462

See accompanying notes to the consolidated financial statements

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies used in presenting the accompanying consolidated financial statements.

Principles of Consolidation – The consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries, Team Financial Acquisition Subsidiary, TeamBank, N.A., Community Bank, and Colorado Springs National Bank (collectively the “Company”).  All material inter-company transactions, profits, and balances are eliminated in consolidation.  As described in note 11, the employees of the Company and its subsidiary participate in the Team Financial Employee Stock Ownership Plan (ESOP).  At December 31, 2001 and 2000, the ESOP owned 1,177,753 and 1,250,281 shares, respectively (approximately 28.2% and 32.2%, respectively), of the Company’s outstanding common stock.

On September 18, 2001, the Company acquired 100% of the outstanding stock of Post Bancorp, Inc., owner of Colorado Springs National Bank for $12.8 million, consisting of $11.0 million in cash and $1.8 million in common stock.  The value of the 250,000 shares of common stock was determined based on the average market price of the Company’s common shares over a five-day period beginning with the two days prior to the date that the terms of the acquisition were agreed to and announced.  The acquisition was accounted for using the purchase method of accounting, as required by SFAS 141.  The results of operations from the date of purchase have been included in the consolidated financial statements.

On August 10, 2001, the Company completed the issuance of 1,552,500, 9.50% Cumulative Trust Preferred Securities at $10 per preferred security.  The net proceeds were $14,425,000 after deduction of offering expenses and underwriting commissions of $1,100,000.  The Company used approximately $11,000,000 of the net proceeds from the sale of the debentures to pay the cash portion of the purchase price for Post Bancorp, Inc.  The remaining net proceeds were used to pay down the Company’s line of credit.  The cumulative trust preferred securities trade on the NASDAQ national market under the symbol “TFINP”.

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

Financial Statement Presentation and Use of Estimates – The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting years.  Actual results could differ from those estimates.

Cash and Cash Equivalents – For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.

Securities Available-for-Sale – Securities to be held for indefinite periods of time, including securities that management intends to use as a part of its asset/liability strategy that may be sold in response to changes in interest rates, loan prepayments, or other factors, are classified as available-for-sale and carried at fair value.  Gains or losses on the sale of securities are determined using the specific identification method.  Premiums and discounts are recognized in interest income using the interest method over the period to maturity.  Unrealized holding gains or losses, net of tax, for securities available-for-sale are reported as a component of other comprehensive income.

Securities Held-to-Maturity – Securities held-to-maturity are recorded at amortized cost with any premium or discount recognized in interest income using the interest method over the period to maturity.  The Company has the positive intent and ability to hold these securities to maturity.  A decline in the market value of any security below cost that is deemed other than temporary is charged to income resulting in the establishment of a new cost basis for the security.  The Company designates securities as held-to-maturity or available-for-sale upon acquisition.

Loans – Loans are stated at unpaid principal balances, reduced by unearned fees.  Interest on loans is accrued and credited to income as it is earned using the simple interest method on daily balances of the principal amount outstanding.  However, interest is generally not accrued on loans over 90 days contractually delinquent.  Accrued interest income is reversed when a loan is placed on non-accrual status.  Fees received on loans in excess of amounts representing the estimated cost of origination are deferred and credited to income using the interest method.

Mortgage Banking – Loans held for sale in the secondary market are carried at the lower of aggregate cost or fair value.  Unrealized losses are recognized via a charge against operations through the establishment of a valuation reserve.  Realized gains and losses on such loans are accounted for under the specific identification method.  Qualified loan origination fees and costs are not amortized during the period the loans are held for sale.

Typically, mortgage loans are sold to permanent investors with the Company retaining the right to service the loans.  Service fees are recorded in income when earned.  Capitalized servicing rights are recorded at the time the loan is sold, thereby increasing the gain on sale by such amount, and subsequently amortized over the period of the estimated future net servicing income of the underlying financial assets.  Any remaining unamortized amount is charged to expense if the related loan is repaid prior to maturity.

Management monitors the capitalized mortgage servicing rights for impairment based on the fair value of those rights, as determined on a quarterly basis.  Any impairment is recognized through a valuation allowance.

Allowances For Loan Losses – The Company accounts for impaired loans in accordance with SFAS No. 114, Accounting By Creditors For Impairment Of A Loan, as amended by SFAS No. 118, Accounting By Creditors For Impairment Of A Loan — Income Recognition And Disclosures.  SFAS No. 114 generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan’s effective interest rate at the date of initial impairment, or, as a practical expedient, at the loan’s observable market prices or fair value of the collateral if the loan is collateral dependent.  SFAS No. 114 indicates that a creditor should evaluate the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual.

The Company considers a loan to be impaired when it is deemed probable by management that the Company will be unable to collect all contractual principal and interest payments in accordance with the terms of the original loan agreement.  However, when determining whether a loan is impaired, management also considers the loan documentation, the current ratio of the loan’s balance to collateral value, and the borrower’s present financial position.  Included as impaired loans are all loans contractually delinquent 90 days or more, and all loans upon which accrual of interest has been suspended.

Management believes that the allowance for loan losses as of December 31, 2001 is adequate.  However, additions to or recaptures from the allowances may be necessary based upon changes in economic conditions, borrower financial status, the regulatory environment, real estate values, and loan portfolio size and composition.  Many of these factors are beyond the Company’s control and, accordingly, periodic provisions for estimated loan losses may vary from time to time.  In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance for estimated loan losses.  Such agencies may develop judgments different from those of management and may require the Company to recognize provision against operations.

Real Estate Owned – Real estate acquired through foreclosure is initially recorded at the lower of cost or fair value less estimated cost to sell.  If fair value less cost to sell is less than amortized cost, a charge against the allowance for estimate loan losses is recorded at property acquisition.  Declines in property value subsequent to acquisition are charged to operations.

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

Premises And Equipment – Land is carried at cost.  Other premises and equipment are reported at cost less accumulated depreciation and amortization.  Depreciation and amortization are computed using the straight-line method over the estimate useful lives of the assets or the term of the related lease, whichever is shorter.  The useful lives for the principal classes of assets are:

Assets	Useful Life
Buildings and improvements	5 to 40 years
Furniture, fixtures, and equipment	3 to 10 years

Goodwill and Core Deposit Intangible Assets – Goodwill resulting from the acquisition of bank branches and subsidiaries represents the excess of the purchase price over the fair value of the net assets acquired or net liabilities assumed.  Goodwill arising from acquisitions consummated prior to July 1, 2001 is amortized straight-line over periods ranging from ten to twenty years.  Core deposit intangible assets resulting from the acquisition of bank branches and subsidiaries represent the fair value assigned to core deposits assumed.  Core deposit intangible assets are amortized over periods ranging from seven to fifteen years.

Income Taxes – The Company and its subsidiaries file consolidated federal income tax returns.  Certain income and expense items are treated differently for financial reporting purposes than for income tax purposes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income Per Share – Basic income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year.  Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Potentially dilutive securities consisted of unexercised stock options at December 31, 2001, 2000, and 1999.

Recent Accounting Developments – In September 2000, FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of SFAS No. 125.  This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001.  The adoption of the standard did not have a significant impact on the consolidated financial statements of the Company.

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.  Pursuant to certain provisions in SFAS No. 142, goodwill resulting from the acquisition of Post Bancorp, Inc. is not amortized; however, it is tested for impairment on a periodic basis.

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

2.             INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities are presented below:

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt Securities:
U.S. Treasury Securities	$3,491	$69	$—	$3,560
U.S. Agency Securities	52,391	1,296	90	53,597
Mortgage-backed securities	113,299	1,019	1,311	113,007
Nontaxable Municipal Securities	23,565	424	48	23,941
Taxable Municipal Securities	1,243	12	10	1,245
Other debt securities	3,152	37	265	2,924
Total Debt Securities	197,141	2,857	1,724	198,274
Equity Securities	6,387	16	26	6,377
Total Available for Sale Securities	$203,528	$2,873	$1,750	$204,651

	December 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt Securities:
U.S. Treasury Securities	$2,493	$29	$—	$2,522
U.S. Agency Securities	49,375	762	117	50,020
Mortgage-backed securities	70,773	276	890	70,159
Nontaxable Municipal Securities	1,941	19	3	1,957
Other debt securities	2,665	26	—	2,691
Total Debt Securities	127,247	1,112	1,010	127,349
Equity Securities	5,044	6	39	5,011
Total Available for Sale Securities	132,291	1,118	1,049	132,360
Held to maturity:
Debt Securities:
U.S. Treasury Securities	2,300	—	10	2,290
Nontaxable Municipal Securities	21,920	400	93	22,227
Taxable Municipal Securities	644	7	7	644
Total Held to Maturity Securities	24,864	407	110	25,161
	$157,155	$1,525	$1,159	$157,521

Equity securities consist primarily of Federal Home Loan Bank and Federal Reserve Bank stock.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This statement requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value.  The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged.  The Company adopted SFAS No. 133 on January 1, 2001.  As permitted by SFAS No. 133, the Company transferred all of its securities on that date from the held to maturity portfolio to the available for sale.

Gross realized gains and losses on sale of investment securities available for sale are summarized as follows:

	Year ended December 31,
	2001	2000	1999
	(In Thousands)
Gain on sales of investment securities available for sale	$6	$36	$1
Loss on sales of investment securities available for sale	—	89	—
Net gain (loss) on sales of investment securities available for sale	$6	$(53)	$1

Proceeds from the sale of investment securities available for sale	$34	$21,374	$17

Maturities of investment securities classified as available-for-sale and held-to-maturity are listed in the following table.  Maturity dates of mortgage backed investment securities are based upon estimated maturity dates.

	December 31, 2001
	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale:
Due less than one year	$21,121	$21,449
Due after one through five years	95,787	98,380
Due after five through ten years	72,067	71,291
Due after ten years	8,166	7,154
Other investments	6,387	6,377
	$203,528	$204,651

	December 31, 2000
	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale:
Due less than one year	$8,043	$8,037
Due after one through five years	68,476	68,683
Due after five through ten years	39,540	39,721
Due after ten years	9,899	9,643
Other investments	6,333	6,276
	132,291	132,360
Held-to-maturity:
Due less than one year	2,740	2,734
Due after one through five years	6,445	6,488
Due after five through ten years	7,609	7,702
Due after ten years	8,070	8,237
	24,864	25,161
Total	$157,155	$157,521

The Company pledges investment securities to secure public deposits and for other purposes as required by state law.  The following table presents the pledge status of the Company’s investment securities:

Investment Securities Pledged
	December 31,
	2001	2000
	(In Thousands)
Amortized Cost	$145,294	$109,656
Fair Value	146,427	108,840

3.             LOANS

Major classifications of loans at December 31, 2001 and 2000 are as follows:

	December 31, 2001
	Fixed	Adjustable	Total	Mix
	(Dollars In Thousands)
Loans Receivable
Loans secured by real estate
One to four family	$54,222	$62,187	$116,409	32.6%
Construction and land development	15,727	13,427	29,154	8.2
Non-farm, non-residential	28,173	33,512	61,685	17.3
Farmland	6,108	10,021	16,129	4.5
Multifamily	514	1,752	2,266	0.6
Commercial and industrial	38,085	34,818	72,903	20.4
Agricultural	5,810	13,138	18,948	5.3
Installment loans	30,313	317	30,630	8.6
Obligations of state and political subdivision	3,818	724	4,542	1.3
Lease financing receivables	1,606	3,433	5,039	1.4
Gross Loans	184,376	173,329	357,705	100.2
Less unearned fees	625	—	625	0.2
Total loans receivable	$183,751	$173,329	$357,080	100.0%

	December 31, 2000
	Fixed	Adjustable	Total	Mix
	(Dollars In Thousands)
Loans Receivable
Loans secured by real estate
One to four family	$43,034	$72,879	$115,913	34.9%
Construction and land development	15,581	6,641	22,222	6.7
Non-farm, non-residential	17,948	19,520	37,468	11.3
Farmland	6,530	10,337	16,867	5.1
Multifamily	545	1,513	2,058	0.6
Commercial and industrial	30,470	32,622	63,092	19.0
Agricultural	9,631	14,405	24,036	7.2
Installment loans	39,666	779	40,445	12.2
Obligations of state and political subdivision	1,642	709	2,351	0.7
Lease financing receivables	7,889	—	7,889	2.4
Gross Loans	172,936	159,405	332,341	100.1
Less unearned fees	410	—	410	0.1
Total loans receivable	$172,526	$159,405	$331,931	100.0%

Included in real estate mortgage loans are loans held for sale of approximately $16,354,000 and $3,847,000 at December 31, 2001 and 2000, respectively.

A summary of non-performing assets is as follows:

	December 31,
	2001	2000
	(In Thousands)
Non-performing assets:
Non-accrual loans
Real estate loans	$1,031	$862
Commercial and industrial	894	386
Installment loans	391	650
Lease financing receivables	—	77
Total non-accrual loans	2,316	2,705
Loans past due 90 days or more still accruing
Real estate loans	$628	$326
Commercial and industrial	741	1,119
Installment loans	11	73
Total past due 90 days or more still accruing	1,380	1,518
Total non-performing loans	3,696	4,223
Assets acquired through foreclosure	1,572	340
Total non-performing assets	$5,268	$4,563

An analysis of impaired loans is summarized as follows:

	Accrual Status		Non Accrual Status		Total Impaired Loans
	Principal	Specific Allowances	Principal	Specific Allowances	Principal	Specific Allowances
	(In Thousands)
December 31, 2001	$1,380	$369	$2,316	$991	$3,696	$1,360
December 31, 2000	1,518	440	2,705	425	4,223	865

	Years Ended December 31,
	2001	2000
	(In Thousands)
Average investment in impaired loans during the period	$4,413	$3,553

Activity related to loans made to directors and executive officers of the Company during 2001 is presented below.  Such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateralization (In Thousands):

Loans to executive officers at January 1, 2001	$2,016
2,094
Additions
Amounts collected	(737)
Balance at December 31, 2001	$3,373

The Company’s primary market areas in Kansas are Miami County, Allen County, Franklin County Labette County, Johnson County, Dickinson County and surrounding counties.  The primary market areas in Nebraska are Douglas County, Washington County, and Sarpy County.  The primary market areas in Colorado are El Paso County and

Teller County along the front range of the Colorado Rocky Mountains and in Missouri the primary market areas are Vernon County and Barton County.  Accordingly, the majority of the loans made by the Company’s subsidiary banks are within these primary market areas.

4.             MORTGAGE BANKING ACTIVITIES

The Company services first mortgage loans for permanent investors. Escrow balances are held on deposit for first mortgage loans serviced in the Company’s subsidiary banks.  The aggregate first mortgage loans serviced and escrow balances held were approximately:

	December 31,
	2001	2000
	(In Thousands)
Mortgage loans serviced	$125,117	$126,026
Escrow deposits	351	207

Included in gain on sales of mortgage loans are capitalized mortgage servicing rights.  A summary of the mortgage servicing rights, which are included in other assets for the years ended December 31, 2001, 2000, and 1999 is as follows:

	December 31,
	2001	2000	1999
	(In Thousands)
Balance January 1	$807	$822	$601
Mortgage servicing rights capitalized during the year	767	148	374
Amortization	(728)	(163)	(153)
Impairment	(87)	—	—

Balance December 31	$759	$807	$822

Service fees earned by the Company (net of amortization of capitalized mortgage servicing rights), included in other income in the accompanying consolidated statements of operations, are as follows:

	December 31,
	2001	2000	1999
	(In Thousands)
Service fees earned	$329	$329	$315

5.             ALLOWANCE FOR LOAN LOSSES

A summary of the allowances for loan losses for the years ended December 31, 2001, 2000, and 1999 is as follows:

	December 31,
	2001	2000	1999
	(In Thousands)
Balance, beginning of period	$3,911	$3,320	$2,541
Provision for loan losses	1,435	1,001	902
Charge-offs	(1,685)	(988)	(779)
Recoveries	349	225	223
Allowance of acquired banks	382	353	433
Balance, end of period	$4,392	$3,911	$3,320

6.             BANK PREMISES AND EQUIPMENT

Major classifications of bank premises and equipment at December 31, 2001 and 2000 are summarized as follows:

	December 31,
	2001	2000
	(In Thousands)
Land	$1,918	$1,282
Bank premises	11,238	10,271
Furniture, fixtures, and equipment	8,223	7,616
	21,379	19,169
Less accumulated depreciation	10,060	9,162
	$11,319	$10,007

Depreciation expense aggregating $968,000, $1,029,000, and $875,000 for the years ended December 31, 2001, 2000, and 1999, respectively, has been included in occupancy and equipment expense in the accompanying consolidated statements of operations.

7.             DEPOSIT ACCOUNTS

Deposits are summarized as follows:

	December 31,
	2001	2000
	(In Thousands)
Demand:
Noninterest bearing	$66,985	$48,956
Interest bearing:
NOW	96,632	77,224
Money market	51,117	39,604
	147,749	116,828
Total demand	214,734	165,784
Savings	36,336	21,028
Time	236,681	255,383
Total Deposits	$487,751	$442,195

Time Deposits of $100,000 and over	$57,429	$79,558

Principal maturities of time deposits at December 31, 2001 are as follows:

Year	Amount
(In Thousands)
2002	$185,080
2003	35,648
2004	10,469
2005	3,801
2006	1,611
Thereafter	72
$236,681

8.             SECURITIES SOLD UNDER AGREEEMENTS TO REPURCHASE

The Company’s obligation to repurchase securities sold at December 31, 2001 and 2000 aggregated $4,236,000 and $4,732,000, respectively.  Information concerning securities sold under agreements to repurchase is as follows:

	December 31,
	2001	2000
	(Dollars In Thousands)
Average monthly balance during the year	$5,255	$4,876
Weighted average interest rate at year end	1.02%	5.77%
Weighted average interest rate during the year	1.73%	5.39%
Maximum month-end balance during the year	$6,975	$6,132

At December 31, 2001, such agreements were secured by investment securities.  Pledged securities are maintained by a safekeeping agent under the control of the Company.

9.             ADVANCES FROM THE FEDERAL HOME LOAN BANK AND NOTES PAYABLE

Following is a summary of the advances from the Federal Home Loan Bank and notes payable at December 31, 2001 and 2000:

	2001	2000
	(In Thousands)
Unsecured notes payable, interest of 4.50% due in 2002	$600	$500

Note payable, interest floating at 1.75% over one month LIBOR (3.86% at December 31, 2001), due December 31, 2002, secured by common stock of subsidiary banks	4,000	4,500

Borrowing under a line of credit, interest floating at 1.75% over one month LIBOR (3.86% at December 31, 2001), due February 28, 2002, secured by common stock of subsidiary banks. Maximum credit limit as of December 31, 2001 was $15,000,000	5,000	9,325

Unsecured notes payable, zero interest due in 2003	45	—

Federal Home Loan Bank borrowings by certain subsidiary banks at interest rates ranging from 3.40% to 7.09%; maturities ranging from 2002 to 2012; secured by real estate loans, investments securities, and Federal Home Loan Bank stock	74,438	30,949
	$84,083	$45,374

The Company maintains a line of credit of $15,000,000 to an unrelated bank with interest floating at 1.75% over one month LIBOR, due February 28, 2002.  As of December 31, 2001, the Company had $5,000,000 outstanding on the line of credit with an available balance of $10,000,000.  The Company’s subsidiary banks maintain lines of credit with the Federal Home Loan Bank totaling $132,443,000.  As of December 31, 2001, the Company’s subsidiary banks had $74,438,000 outstanding on the line of credit with an available balance of $58,005,000.

Principal maturities on advances from the Federal Home Loan Bank at December 31, 2001 are as follows:

Year	Amount
(In Thousands)
2002	$2,000
2003	4,065
2004	—
2005	5,732
2006	—
Thereafter	62,641
$74,438

Management expects to renew the loan for $4,000,000 maturing December 31, 2002, but can provide no assurance to that effect.  The Company renewed the line of credit of maturing February 28, 2002 and reduced the line of credit from $15,000,000 to $8,000,000.

10.          COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED OF SUBSIDIARY TRUSTS HOLDING SOLELY SUBORDINATED DEBENTURES

On August 10, 2001 Team Financial Capital Trust I (the Trust), a Delaware business trust formed by the Company, completed the sale of $15.525 million 9.50% Cumulative Trust Preferred Securities.  The Trust used the net proceeds form the offering to purchase a like amount of 9.50% Subordinated Debentures of the Company.  The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements.  Total expenses associated with the offering approximated $1.0 million and are included in “Other Assets” and are being amortized on a straight line basis over the life of the debentures.

The Cumulative Trust Preferred Securities accrue and pay distributions quarterly at annual rates of 9.50% of the stated liquidation amount of $10 per Preferred Security.  The Company has fully and unconditionally guaranteed all of the obligations of the Trusts.  The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Cumulative Trust Preferred Securities.

The Cumulative Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on August 10, 2031 or upon earlier redemption as provided in the Indentures.  The Company has the right to redeem the Debentures, in whole or in part, on or after August 10, 2006 at a redemption price specified in the Indentures plus any accrued but unpaid interest to the redemption date.

11.          EMPLOYEE BENEFIT PLANS

Eligible employees of the Company and subsidiary banks participate in an employee stock ownership plan (ESOP), which was formed in 1986.  ESOP contributions by the Company and the banks charged to salaries and benefits expense in 2001, 2000, and 1999 aggregated $375,000, $341,000, and $278,000, respectively.  The 2001 and 2000 contributions were made by contributing 50,000 and 45,400 shares of common stock, respectively, with fair values of $7.50 per share 2001 and 2000.

In May 1994, the Company adopted an employee stock purchase plan.  The plan provides employees the opportunity to purchase common stock in the Company pursuant to Section 423 of the IRC.  The Company issued 597, 6,492, and 8,710 shares in January 2001, 2000, and 1999, respectively, in exchange for cash of  $6,000, $56,000 and $65,000.

In January 1996, the Company implemented a bonus program, which awards employees for their performance based on certain financial and growth targets determined by management.  Bonus awards are at the discretion of the Compensation Committee and may consist of cash, common stock, or a combination thereof.  The Company and subsidiary banks charged $435,800 and $232,000 to salaries and benefits expense as a result of this bonus program in 2001 and 1999, respectively.  There was no charge to salaries and benefits expense under the program for 2000.

In November 1998, the Board of Directors of the Company approved the Team Financial, Inc. 401(k) Savings Plan.  The Plan became effective January 1, 1999.  Employees, meeting certain conditions, are eligible to participate in the Plan immediately upon their employment date.  The Company matches 50% of the first 6% of compensation, which employees contribute to the Plan.  The Company’s contributions vest ratably over five years.  The Company and subsidiary banks charged $162,000, $129,700, and $140,500 to salaries and benefits expense as a result of this program in 2001, 2000, and 1999, respectively.

In May of 1999, the Board of Directors of the Company approved a Stock Incentive Plan ( the “Plan”), which provides for several different types of stock and stock-based awards.  The Plan became effective July 1,1999.  Employees meeting certain conditions are eligible to participate in the Plan.  The selection of participants will be solely within the discretion of the Board of Directors.  The stock incentive awards authorized to be distributed under the Plan on a stand alone, combination, or tandem basis are (i) stock options, (ii) stock appreciation rights, (iii) other stock based awards.  Pursuant to the Plan, 470,000 shares of Team Financial, Inc. common stock are reserved for issuance under the stock option components of the Plan.  The Company granted stock options to acquire 13,600 shares of common stock for $8.32 per share and 35,000 for $6.625 per share during 2001, 35,250 for $6.625 per share and 35,000 for $8.94 per share during 2000, and 55,000 shares of common stock for $8.94 per share December 31, 1999.

The Company applies Accounting Principals Board (“APB”) Opinion No. 25 and related interpretations in accounting for the Stock Incentive Plan.  Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of grant over the amount the employee must pay to acquire the stock.  Because the Plan provides for the issuance of stock options at a price of no less than the fair market value at the date of grant, no compensation costs has been recognized for the stock option components of the Plan.

Had compensation costs for the stock option components of the Plan been determined based upon the fair value at the date of grant consistent with SFAS No. 123, Accounting For Stock Based Compensation, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year ended December 31,
	2001	2000	1999
	(Dollars In Thousands, Except Per Share Data)
Net income:
As reported	$3,534	$3,193	$3,169
Pro forma	3,261	3,122	3,143

Basic earnings per share
As reported	$0.89	$0.82	$0.93
Pro forma	0.82	0.80	0.92

Diluted earnings per share
As reported	$0.88	$0.82	$0.93
Pro forma	0.82	0.80	0.92

Shares utilized in basic earnings per share	3,989,098	3,916,980	3,403,478

Shares utilized in diluted earnings per share	3,996,327	3,916,980	3,403,478

The fair value of options issued was estimated using the following weighted average information; risk free interest rate of 5.17% for 2001, 5.11% for 2000, and 7.00% for 1999; an expected life of 10 years; expected volatility of stock price of 15.85% for 2001, 20.10% for 2000, and 15.58% for 1999; and expected dividends of 2.50% per year for 2001, 2.53% for 2000, and 1.91% for 1999.

In July of 2001, the Board of Directors of the Company approved a non-qualified salary continuation plan for executive officers whereby the executive officer will receive monthly benefits for ten years commencing with the month after retirement.  The monthly benefits accrue based upon a stated percentage ranging from 25% to 65% of the highest consecutive ten year average of the participant’s salary.  In the event of death of the participant, the plan provides a continuing benefit to the spouse based on a vesting schedule defined by a percentage of the participant’s age.  The Company’s subsidiary banks charged $102,000 to salary and benefits expense for 2001 as a result of this program.

12.          INCOME TAXES

Total income tax expense for the year ended December 31, 2001 was allocated as follows:

	2001	2000	1999
Income from continuing operations	$1,462	$1,229	$1,120
Other comprehensive income	376	768	(1,073)
Goodwill for initial recognition of acquired deferred tax liabilities	631	—	—
Total	$2,469	$1,997	$47

Income tax expense (benefit) attributable to income from operations for 2001, 2000, and 1999 consists of the following:

	2001	2000	1999
	(In Thousands)
Current	$1,511	$1,531	$1,238
Deferred	(49)	(302)	(118)
Total	$1,462	$1,229	$1,120

Following is reconciliation between income tax expense attributable to income from operations and the amount computed by multiplying earnings before income taxes by the statutory federal income tax rate of 34%:

	2001	2000	1999
	(In Thousands)
Expected federal income tax expense	$1,699	$1,503	$1,458
Interest on obligations of state and political subdivisions	(432)	(410)	(445)
State income taxes, net of federal tax benefit	178	180	163
Cash value increase of bank owned life insurance, net of premiums paid	(139)	—	—
Goodwill amortization	121	114	24
Income tax benefit on dividends paid to ESOP	(78)	(124)	(27)
Other	113	(34)	(53)
Income tax expense attributable to income from operations	$1,462	$1,229	$1,120

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

	2001	2000
	(In Thousands)
Deferred tax assets
Allowance for loan losses	$1,239	$938
Acquired net operating loss carry forwards	92	238
Deferred compensation	82	70
Other	158	202
State taxes	6	35
Total gross deferred tax assets	1,577	1,483

Deferred tax liabilities
Net unrealized gain on securities available for sale	$402	$26
Mortgage servicing rights	258	278
Premises and equipment	752	391
Core deposit intangible asset	210	—
FHLB stock	163	163
Carrying value of bonds due to acquisition	125	—
Total gross deferred tax liabilities	1,910	858

Net deferred tax asset (liability)	$(333)	$625

The net operating loss carryforward, if not utilized, will expire in 2003.

During 2000, the Company began recapturing its tax bad debt reserves of approximately $1,230,000 that had previously been established under Internal Revenue Code Section 585.  A portion of this amount will be included in taxable income over each of the next four years according to the appropriate provisions of the Code.  Tax expense has previously been provided on this amount, and the related deferred tax liability of $254,000 is included in deferred taxes.  A valuation allowance for deferred tax assets was not necessary at December 31, 2001 or 2000.

13.          FAIR VALUE OF FINANCIAL INSTRUMETNS

Fair value of financial instruments at December 31, 2001 and 2000, including methods and assumptions utilized, are set forth below:

	2001		2000
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In Thousands)
Investment securities	$205,000	$205,000	$157,000	$158,000
Loans, net of unearned discounts and allowance for loan losses	$357,000	$361,000	$328,000	$328,000

Demand deposits	$67,000	$67,000	$49,000	$49,000
Money market and NOW deposits	148,000	148,000	117,000	117,000
Savings deposits	36,000	36,000	21,000	21,000
Time deposits	237,000	240,000	255,000	255,000
Total deposits	$488,000	$491,000	$442,000	$442,000

Notes payable and FHLB Advances	$84,000	$86,000	$45,000	$45,000

Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	$16,000	$16,000	$—	$—

Methods and assumptions

The estimated fair value of investment securities is based on bid prices published in financial newspapers or bid quotations received from securities dealers.

The estimated fair value of the Company’s loan portfolio is based on the segregation of loans by maturity using a weighted average pool rate.  In estimating the fair value of loans, the carrying amount is reduced by the allowance for loan losses.  The estimated fair value is calculated by discounting scheduled cash flow through the estimated maturity using estimated market discount rates based upon the Company’s current offering rates with similar maturities that reflect the interest rate risk inherent in the loans.

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

The carrying value of all notes payable and Federal Home Loan Bank advances approximates fair value, as all notes are either based upon floating market rates of interest or based upon fixed rates, which approximate market rates.

The estimated fair value of the company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures is based on quoted market prices on the NASDAQ National Market.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

14.          CAPITAL ADEQUACY

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below for the Company and its significant subsidiary banks) of total risk-based and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2001, that the banks meet all capital adequacy requirements to which they are subject.

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
At December 31, 2001
Team Financial, Inc.
Risk-based capital (to risk weighted assets)	$46,029	11.72%	$31,410	8.00%	$39,262	10.00%
Tier 1 capital (to risk weighted assets)	41,637	10.60%	$15,705	4.00%	$23,557	6.00%
Tier 1 capital (to average assets)	41,637	6.92%	$24,070	4.00%	$30,087	5.00%

TeamBank, N.A.
Risk-based capital (to risk weighted assets)	$40,823	11.92%	$27,390	8.00%	$34,238	10.00%
Tier 1 capital (to risk weighted assets)	36,918	10.78%	13,695	4.00%	20,543	6.00%
Tier 1 capital (to average assets)	36,918	7.55%	19,572	4.00%	24,465	5.00%

Community Bank
Risk-based capital (to risk weighted assets)	6,224	47.93%	1,039	8.00%	1,299	10.00%
Tier 1 capital (to risk weighted assets)	6,119	47.12%	519	4.00%	779	6.00%
Tier 1 capital (to average assets)	6,119	14.47%	1,691	4.00%	2,114	5.00%

Colorado Springs National Bank
Risk-based capital (to risk weighted assets)	7,032	19.17%	2,934	8.00%	3,668	10.00%
Tier 1 capital (to risk weighted assets)	6,650	18.13%	1,467	4.00%	2,201	6.00%
Tier 1 capital (to average assets)	6,650	9.20%	2,892	4.00%	3,615	5.00%

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
At December 31, 2000
Team Financial, Inc.
Risk-based capital (to risk weighted assets)	$32,720	9.65%	$27,135	8.00%	$33,918	10.00%
Tier 1 capital (to risk weighted assets)	28,809	8.49%	$13,567	4.00%	$20,351	6.00%
Tier 1 capital (to average assets)	28,809	5.50%	$20,944	4.00%	$26,180	5.00%

TeamBank, N.A.
Risk-based capital (to risk weighted assets)	$31,948	13.10%	$19,505	8.00%	$24,381	10.00%
Tier 1 capital (to risk weighted assets)	29,452	12.08%	9,752	4.00%	14,628	6.00%
Tier 1 capital (to average assets)	29,452	8.08%	14,573	4.00%	18,216	5.00%

Iola Bank and Trust Company
Risk-based capital (to risk weighted assets)	7,206	15.12%	3,812	8.00%	4,765	10.00%
Tier 1 capital (to risk weighted assets)	6,622	13.90%	1,906	4.00%	2,859	6.00%
Tier 1 capital (to average assets)	6,622	7.65%	3,462	4.00%	4,327	5.00%

Fort Calhoun State Bank
Risk-based capital (to risk weighted assets)	1,798	11.32%	1,271	8.00%	1,589	10.00%
Tier 1 capital (to risk weighted assets)	1,598	10.06%	635	4.00%	953	6.00%
Tier 1 capital (to average assets)	1,598	6.37%	1,004	4.00%	1,255	5.00%

Community Bank
Risk-based capital (to risk weighted assets)	4,132	13.93%	2,373	8.00%	2,966	10.00%
Tier 1 capital (to risk weighted assets)	3,760	12.68%	1,186	4.00%	1,780	6.00%
Tier 1 capital (to average assets)	3,760	7.28%	2,065	4.00%	2,581	5.00%

15.          MERGERS AND ACQUISITIONS

In December 1999, the Company acquired ComBankshares, Inc., and its subsidiary Community Bank, with a total asset size of approximately $52 million.  The Company paid approximately $2,941,000 in cash, 278,245 shares of common stock, and assumed $1,199,000 of debt and other liabilities.  The purchase resulted in a premium of approximately $3,867,000, which has been recorded as goodwill in the accompanying consolidated financial statements and is being amortized over twenty years.  This acquisition has been accounted for by the purchase method and, accordingly, the results of operations from the date of purchase have been included in the consolidated financial statements.

In March 2000, the Company acquired Fort Calhoun Investment Co., and its subsidiary Fort Calhoun State Bank, with total assets of approximately $22 million.  The total cash purchase price of $3,516,000 resulted in a premium of approximately $2,368,000, which has been recorded as goodwill in the accompanying consolidated financial statements and is being amortized over twenty years.  This acquisition has been accounted for by the purchase method and, accordingly, the results of operations from the date of purchase have been included in the consolidated financial statements.

On September 18, 2001, the Company acquired 100 percent of the outstanding common stock of Post Bancorp, Inc., and its subsidiary Colorado Springs National Bank.  The results of operations from the date of purchase have been included in the consolidated financial statements.  Colorado Springs National Bank offers community-banking services primarily to small to mid-size businesses in the Colorado Springs, Colorado metropolitan area.  This acquisition compliments the Company’s continued emphasis on serving small to mid-sized businesses in the metropolitan markets.   The acquisition is the Company’s first in the market of Colorado Springs, Colorado along the front range of the Colorado Rocky Mountains.

The aggregate purchase price was $12.8 million, consisting of $11.0 million in cash and $1.8 million in common stock.  The value of the 250,000 shares of common stock for the purposes of recording the acquistition was determined based on the average market price of the Company’s common shares over a five-day period beginning with the two days prior to the date that the terms of the acquisition were agreed to and announced.  The acquisition was accounted for using the purchase method of accounting, as required by SFAS 141.  The results of operations from the date of purchase have been included in the consolidated financial statements.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition:

September 18, 2001
Cash and cash equivalents	$19,370
Investment securities	13,563
Loans receivable, net of unearned fees	30,452
Allowance for loan losses	(382)
Premises and equipment, net	1,411
Core deposit intangible assets	657
Goodwill	5,992
Other assets	230
Total assets acquired	71,293
Deposits	(57,594)
Other liabilities	(896)
Total liabilities assumed	(58,490)
Net assets aquired	$12,803

The $657,000 core deposit intangible asset acquired has a useful life of approximately seven years.  Neither the goodwill of $6.0 million or the core deposit intangible assets of $657,000 are deductible for tax purposes.

The table below presents supplemental pro forma information for 2001 and 2000 as if the Post Bancorp, Inc. and Fort Calhoun Investment Co. acquisitions were made on January 1, 2000 at the same purchase price, based on estimates and assumptions considered appropriate:

	Year Ended December 31,
	2001	2000
	(Dollars In Thousands, Except Per Share Data)
Interest income	$42,924	$45,319
Interest expense	22,749	25,387
Provision for loan losses	1,435	1,001
Net income	2,905	2,628

Shares applicable to basic income per share	4,239,098	4,166,980
Basic income per share	$0.69	$0.63

Shares applicable to diluted income per share	4,246,327	4,166,980
Diluted income per share	$0.68	$0.63

16.          COMMITMENTS AND CONTINGENCIES

Standby letters of credit were approximately $6,230,000 and $1,228,000 and outstanding loan commitments and available lines of credit with customer were approximately $48,666,000 and $35,655,000 at December 31, 2001 and 2000, respectively.  Substantially all letters of credit and loan commitments are at variable interest rates, which approximate market rates.  The credit risk involved in issuing these standby letters of credit and loan commitments is essentially the same as that involved in extending loans to customers.

17.          PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

Team Financial, Inc

Condensed Statements of Financial Condition

(In Thousands)

	December 31, 2001	December 31, 2000
ASSETS

Cash and cash equivalents	$995	$412
Investment in subsidiaries	67,592	52,727
Other	1,953	1,621

Total Assets	$70,540	$54,760

LIABILITIES AND STOCKHOLDERS' EQUITY

Long-term debt	$25,170	$14,425
Other	—	536
Stockholders’ equity	45,370	39,799

Total liabilities and stockholders' equity	$70,540	$54,760

Team Financial, Inc

Condensed Statements of Operations

(In Thousands)

	Years Ended December 31,
	2001	2000	1999
Interest Income:
Dividends from subsidiaries	$4,220	$4,100	$2,042
Interest income	18	8	22
Other expense, net	(2,961)	(2,816)	(1,901)

Income (loss) before equity in undistributed earnings of subsidiaries	1,277	1,292	163

Increase in undistributed equity of subsidiaries	1,192	829	2,261

Income before income tax benefit	2,469	2,121	2,424

Income tax benefit	1,065	1,072	745

Net income	$3,534	$3,193	$3,169

TEAM FINANCIAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$3,534	$3,193	$3,169
Increase in undistributed equity of subsidiaries	(1,192)	(829)	(2,261)
Allocation of ESOP shares	375	341	—
Other	(874)	(999)	272
Net cash provided by operating activities	1,843	1,706	1,180

Cash flows from investing activities:
Capital contributions to subsidiaries	(12,995)	(3,689)	(8,324)
Other	1,804	—	—
Net cash used in investing activities	(11,191)	(3,689)	(8,324)

Cash flows from financing activities:
Proceeds from long-term debt	5,045	6,150	9,424
Principal payments on long-term debt	(9,825)	(1,649)	(12,400)
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	—	—
Purchase of treasury stock	(24)	(2,615)	—
Proceeds from sale of treasury stock	—	—	—
Issuance of common stock	6	56	11,288
Dividends paid on common stock	(796)	(597)	(734)

Net cash provided by financing activities	9,931	1,345	7,578

Net increase (decrease) in cash and cash equivalents	583	(638)	434

Cash and cash equivalents at beginning of the year	412	1,050	616

Cash and cash equivalents at end of the year	$995	$412	$1,050

The primary source of funds available to the Company is the payment of dividends by its subsidiaries.  Subject to maintaining certain minimum regulatory capital requirements, regulations limit the amount of dividends that may be paid without prior approval of the subsidiaries’ regulatory agencies.  At December 31, 2001, the subsidiaries could pay dividends of $3,707,000 without prior regulatory approval.

18.          QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of quarterly results:

	First quarter	Second quarter	Third quarter	Fourth quarter
	(Dollars In Thousands, Except Per Share Data)
Year Ended 2001
Interest income	$10,345	$9,924	$9,604	$10,077
Interest expense	5,659	5,120	5,004	4,774
Provision for loan losses	262	416	217	540
Net income	804	871	938	921

Shares applicable to basic earnings per share	3,881,515	3,930,590	3,962,068	4,179,242
Basic earnings per share	$0.21	$0.22	$0.24	$0.22

Shares applicable to diluted earnings per share	3,887,362	3,934,391	3,969,037	4,187,223
Diluted earnings per share	$0.21	$0.22	$0.24	$0.22

Year Ended 2000
Interest income	$9,620	$10,181	$10,383	$10,461
Interest expense	5,127	5,487	5,751	5,882
Provision for loan losses	185	203	404	209
Net income	840	847	700	806

Shares applicable to basic earnings per share	4,038,541	3,908,254	3,874,436	3,833,992
Basic and diluted earnings per share	$0.21	$0.22	$0.18	$0.21

Shares applicable to diluted earnings per share	4,038,541	3,908,254	3,874,436	3,833,992
Diluted earnings per share	$0.21	$0.22	$0.18	$0.21

19.          Subsequent Event

On February 7, 2002 the Company’s wholly owned subsidiary, Community Bank entered into a purchase and assumption agreement for the sale its Chapman and Abilene, Kansas branch locations to First National Bank of Belleville, Kansas.  The sale is expected to be finalized in the second quarter of 2002 pending regulatory approval.

Item 9.                    Changes in and Disagreements with Accountants and Financial Disclosures

None

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this item will be included in the Company’s Proxy Statement with respect to its 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2001, under the caption “Election of Directors”, and is incorporated in this Annual Report by reference.

Item 11.                 Executive Compensation

The information required by this item will be included in the Company’s Proxy Statement with respect to its 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2001, under the caption “Executive Compensation”, and is incorporated in this Annual Report by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included in the Company’s Proxy Statement with respect to its 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2001, under the caption “Stock Ownership”, and is incorporated in this Annual Report by reference.

Item 13.                 Certain Relationships and Related Transactions

The information required by this item will be included in the Company’s Proxy Statement with respect to its 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2001, under the caption “Certain Transactions With Affiliates”, and is incorporated in this Annual Report by reference.

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

                3.             Exhibits

Exhibit Number	Description
2.1	Acquisition Agreement and Plan of Merger dated October 1, 1999 among Team Financial, Inc., Team Financial Acquisition Subsidiary, Inc., and ComBankshares, Inc. (2)
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)
3.2	Amended Bylaws of Team Financial, Inc. (1)
4.1	Form of Indenture. (5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1). (5)
4.3	Certificate of Trust. (5)
4.4	Trust Agreement. (5)
4.5	Form of Amended and Restated Trust Agreement. (5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (5)
4.7	Form of Preferred Securities Guarantee Agreement. (5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 1, 2001. (5)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 1, 2001. (5)
10.3	Employment Agreement between Team Financial, Inc. and Rick P. Bartley dated January 1, 2001. (5)
10.4	Laser Pro License and Maintenance Agreement between Miami County National Bank (now TeamBank N.A.) and CFI Bankers Service Group, Inc. dated March 17, 1999. (5)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)
10.7-10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)
10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)
10.15	Loan agreement between Team Financial, Inc. and Mercantile Bank dated December 3, 1999. (4)

10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001 (1)

11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (1)
12.1	Statement regarding computation of fixed charges (3)
21	Subsidiaries of Team FInancial, Inc. – see Item 1
23	Consent of KPMG LLP (3)
24	Power of attorney – see signature page

(1)           Filed with Registration Statement on Form S-1, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.

(2)           Filed with the amended Form 8-K dated December 30, 1999 and incorporated herein by reference.

(3)           Filed herewith.

(4)           Filed with September 30, 2000 10-Q.

(5)           Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, (Registration Statement No. 333-64934) and is incorporation herein by reference.

(b)           Reports on Form 8-K Filed.

                None

Exhibit Index:

12.1         Statement regarding computation of fixed charges

23            Consent of KPMG LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paola, Kansas on March 28, 2002.

TEAM FINANCIAL, INC.

By:

/S/ Robert J. Weatherbie
Robert J. Weatherbie, Chairman
and Chief Executive Officer

/S/ Michael L. Gibson
Michael L. Gibson,
President of Investments and
Chief Financial Officer

POWER OF ATTORNEY

Each individual whose signature appears below hereby designates and appoints Robert J. Weatherbie and Michael L. Gibson, and each of them, as such person’s true and lawful attorneys-in-fact and agents (the “Attorneys-in-Fact”) with full power of substitution and resubstitution, for each person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, which amendments may make such changes in this Annual Report on Form 10-K as either Attorney-in-Fact deems appropriate and to file each such amendment with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such Attorneys-in-Fact and each of them, full power and authority to do and perform each and every act and think requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such Attorneys-in-Fact or either of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2001.

SIGNATURES

Robert J. Weatherbie /S/ Robert J. Weatherbie	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2002

Michael L. Gibson /S/ Michael L. Gibson	Director, President of Investments and Chief Financial Officer	March 28, 2002

Montie K. Taylor /S/ Montie K. Taylor	Director	March 28, 2002

R.G. (Gary) Kilkenny /S/ R.G. (Gary) Kilkenny	Director	March 28, 2002

Carolyn S. Jacobs /S/ Carolyn S. Jacobs	Director	March 28, 2002

Neil Blakeman /S/ Neil Blakeman	Director	March 28, 2002

Denis A. Kurtenbach /S/ Denis A. Kurtenbach	Director	March 28, 2002

Glen E. Gilpin /S/ Glen E. Gilpin	Director	March 28, 2002