Form 10-Q
period 2002-03-31
TEAM FINANCIAL INC /KS
filed 2002-05-15
CIK 1082484

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

There were 4,173,885 shares of the Registrant’s common stock, no par value, outstanding as of May 9, 2002.

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Financial Condition

(In Thousands)

(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS

Cash and due from banks	$16,377	$19,513
Federal funds sold and interest bearing bank deposits	23,283	19,382
Cash and cash equivalents	39,660	38,895

Investment securities
Available for sale, at fair value (amortized cost of $206,012 and $203,528 at March 31, 2002 and December 31, 2001, respectively)	206,545	204,651
Total investment securities	206,545	204,651

Loans receivable, net of unearned fees	342,490	357,080
Allowance for loan losses	(4,457)	(4,392)
Net loans receivable	338,033	352,688

Accrued interest receivable	5,295	5,332
Premises and equipment, net	11,373	11,319
Assets acquired through foreclosure	1,361	1,572
Goodwill	12,010	12,010
Intangible assets, net of accumulated amortization	5,517	5,535
Bank owned life insurance policies	16,284	16,187
Other assets	2,224	2,121

Total assets	$638,302	$650,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Checking deposits	$154,592	$163,617
Savings deposits	38,631	36,336
Money market deposits	57,025	51,117
Certificates of deposit	231,173	236,681
Total deposits	481,421	487,751
Federal funds purchased and securities sold under agreements to repurchase	4,499	10,386
Federal Home Loan Bank advances	74,436	74,438
Notes payable	9,516	9,645
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	15,525
Accrued expenses and other liabilities	6,821	7,195

Total liabilities	592,218	604,940

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 4,419,710 and 4,414,142 shares issued; 4,173,885 and 4,179,242 shares outstanding at March 31, 2002 and December 31, 2001, respectively	27,177	27,144
Capital surplus	116	68
Retained earnings	20,642	19,493
Treasury stock, 245,825 and 234,900 shares of common stock at cost at March 31, 2002, and December 31, 2001, respectively	(2,152)	(2,056)
Accumulated other comprehensive income	301	721

Total stockholders’ equity	46,084	45,370

Total liabilities and stockholders’ equity	$638,302	$650,310

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Operations

(Dollars In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31

	2002	2001
Interest Income:
Interest and fees on loans	$6,971	$7,590
Taxable investment securities	2,384	2,276
Nontaxable investment securities	215	274
Other	109	205

Total interest income	9,679	10,345

Interest Expense:
Deposits
Checking deposits	286	514
Savings deposits	168	123
Money market deposits	236	357
Certificates of deposit	2,328	3,901
Federal funds purchased and securities sold under agreements to repurchase	14	78
FHLB advances payable	880	418
Notes payable	89	268
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	377	—

Total interest expense	4,378	5,659

Net interest income before provision for loan losses	5,301	4,686

Provision for loan losses	156	262

Net interest income after provision for loan losses	5,145	4,424

Non-Interest Income:
Service charges	854	825
Trust fees	142	138
Gain on sales of mortgage loans	545	231
Gain (loss) on sales of investment securities	26	1
Other	589	338

Total non-interest income	2,156	1,533

Non-Interest Expenses:
Salaries and employee benefits	2,939	2,443
Occupancy and equipment	578	584
Data processing	470	396
Professional fees	323	265
Marketing	52	44
Supplies	89	74
Goodwill amortization	—	91
Intangible asset amortization	136	161
Conversion	4	30
Other	811	726

Total non-interest expenses	5,402	4,814

Income before income taxes	1,899	1,143

Income taxes	541	339

Net income	$1,358	$804

Shares applicable to basic income per share	4,181,195	3,881,515

Basic income per share	$0.32	$0.21

Shares applicable to diluted income per share	4,191,475	3,887,362

Diluted income per share	$0.32	$0.21

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended March 31
	2002	2001

Net Income	$1,358	$804
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $(161) and $686 for the three months ended March 31, 2002 and March 31, 2001, respectively	(403)	1,267
Reclassification adjustment for gains (losses) included in net income net of tax of $(9) and $(0) for the three months ended March 31, 2002 and March 31, 2001, respectively	(17)	(1)
Cumulative effect of change in accounting principle, net of tax $101	—	196
Other comprehensive income (loss), net	(420)	1,462
Comprehensive income	$938	$2,266

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Changes In Stockholders’ Equity

Three Months Ended March 31, 2002

( In Thousands)

(Unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total stockholders’ equity
BALANCE, December 31, 2001	$27,144	$68	$19,493	$(2,056)	$721	$45,370
Treasury stock purchased (10,925 shares)				(96)		(96)
Common stock issued in connection with compensation plans (5,568 shares)	33					33
Increase in additional paid in capital in connection with stock compensation plans		48				48
Net Income			1,358	0		1,358
Dividends ($0.05 per share)			(209)			(209)
Other comprehensive income (loss) net of $170 in taxes					(420)	(420)
BALANCE, March 31, 2002	$27,177	$116	$20,642	$(2,152)	$301	$46,084

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements Of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$1,358	$804
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	156	262
Depreciation and amortization	609	334
Allocation of ESOP shares	—	375
Issuance of stock options	48	—
Net gain on sales of investment securities	(26)	(1)
Net gain on sales of mortgage loans	(545)	(231)
Net (gain) loss on sales of assets acquired through foreclosure	(8)	3
Proceeds from sale of mortgage loans	38,064	5,637
Origination of mortgage loans for sale	(33,459)	(7,387)
Net (increase) decrease in other assets	(52)	267
Net (decrease) increase in accrued expenses and other liabilities	(261)	44

Net cash provided by operating activities	5,884	107

Cash flows from investing activities:
Net decrease (increase) in loans	10,373	(1,548)
Proceeds from sale of investment securities available-for-sale	1,154	12
Proceeds from maturities and principal reductions of investment securities available-for-sale	14,891	19,511
Purchases of investment securities available-for-sale	(18,669)	(4,130)
Purchase of premises and equipment, net	(298)	(136)
Proceeds from sales on assets acquired through foreclosure	50	120

Net cash provided by investing activities	7,501	13,829

Cash flows from financing activities:
Net decrease in deposits	(6,330)	(3,117)
Net decrease in federal funds purchased and securities sold under agreement to repurchase	(5,887)	(1,374)
Payments on Federal Home Loan Bank advances	(2)	(3,003)
Payments on notes payable	(129)	(900)
Common stock issued	33	6
Purchase of treasury stock	(96)	(11)
Dividends paid on common stock	(209)	(194)

Net cash used in financing activities	(12,620)	(8,593)

Net change in cash and cash equivalents	765	5,343

Cash and cash equivalents at beginning of the period	38,895	25,367

Cash and cash equivalents at end of the period	$39,660	$30,710

Supplemental disclosures of cash flow information:

Cash paid during year for:
Interest	$5,186	$4,351
Taxes	20	—

Noncash activities related to operations
Assets acquired through foreclosure	$294	$432

Non-cash financing activities — Transfer of securities from held-to-maturity to available-for-sale	$—	$24,864

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three month periods ended March 31, 2002 and 2001

Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Team Financial, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial condition and results of operations required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The interim consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated.  The December 31, 2001 statement of financial condition has been derived from the audited consolidated financial statements as of that date.  The results of the interim period ended March 31, 2002 are not necessarily indicative of the results expected for the year ending December 31, 2002.

Note 2:  Income Per Share

Basic income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year.  Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Note 3:  Stock Repurchase Program

The Board of Directors approved a stock repurchase program in January 2001, authorizing the repurchase of up to 300,000 shares of the Company’s common stock.  As of March 31, 2002, the Company had repurchased 14,220 shares of its common stock under the program at an average price of $8.36 per share.

Note 4:  Dividend Declared

On February 26, 2002, the Company declared a quarterly dividend of $0.05 per share to all shareholders of record on March 31, 2002, payable April 19, 2002.

Note 5:  Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets.  SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.  It also requires intangible assets with estimated useful lives be amortized to their estimated residual values, and be reviewed for impairment.  The statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002.  To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002.  The Statement allows until June 30, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test.  In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of January1, 2002.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  The second step is required to be completed as soon as possible, but no later than the end of 2002.  Any transitional impairment loss must be recognized as the cumulative effect of a change in accounting principle in the Company’s 2002 statement of income.  Because of the extensive effort needed to comply with adopting Statement 142, it is not practical to reasonably estimate the impact of adopting the Statement on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

Note 6:  Acquisitions and Sale of Branch

On February 7, 2002 the Company’s wholly owned subsidiary, Community Bank signed a purchase and assumption agreement for the sale of its Chapman and Abilene, Kansas branch locations to First National Bank of Belleville, Kansas.  The sale is expected to be finalized in the second quarter of 2002 pending regulatory approval.  The funds received from the sale of the Community Bank branches will be re-invested in the Kansas City metropolitan market and in the Colorado Springs metropolitan market along the front range of the Colorado Rocky Mountains.

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

Note 7:  Goodwill and Intangible Assets

Goodwill and intangible assets:  Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations.  Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets.

The following table summarizes the Company’s intangible assets as of March 31, 2002.

	As of March 31, 2002
	Gross Carrying Amount	Accumulated Amortization

	(In Thousands)
Core deposit intangible	$6,400	$1,755
Mortgage servicing rights	1,781	909
Total intangible	$8,181	$2,644

The following table summarizes amortization expense on the core deposit intangible assets.

	As of March 31,
	2002	2001
	(In Thousands)
Aggregate Amortization Expense	$136	$161

Estimated Amortization Expense
(In Thousands)
For the year ended December 31, 2002	$641
For the year ended December 31, 2003	613
For the year ended December 31, 2004	591
For the year ended December 31, 2005	581
For the year ended December 31, 2006	592

Goodwill at March 31, 2002 was $12.0 million.  There was no impairment to goodwill recorded for the three months ended March 31, 2002.

As required by SFAS 142, the Company discontinued recording goodwill amortization effective January 1, 2002.  The following tables compare results of operations as if no goodwill amortization had been recorded in 2001.

	Three Months Ended March 31,
	2002	2001

Reported net income	$1,358	$804
Add back goodwill amortization	—	91
Adjusted net income	$1,358	$895

Basic income per share	$0.32	$0.21
Add back goodwill amortization	—	0.02
Adjusted net income	$0.32	$0.23

Diluted income per share	$0.32	$0.21
Add back goodwill amortization	—	0.02
Adjusted net income	$0.32	$0.23

Item 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Team Financial, Inc. (the “Company”) is a financial holding company incorporated in the State of Kansas. The Company offers full service community banking and financial services through 20 locations in the Kansas City metropolitan area, southeastern Kansas, western Missouri, the Omaha, Nebraska metropolitan area, and in Colorado Springs, Colorado.  The Company’s presence in Kansas consists of six locations in the Kansas City metro area, four locations in southeast Kansas and two locations along the I-70 corridor.  The Company operates two locations in western Missouri, five in the metropolitan area of Omaha, Nebraska, and one in Colorado Springs, Colorado. The Company’s growth over recent years has been achieved primarily through purchases of branches of large banks and through acquisitions of community banks.  Additional asset growth has occurred through internal growth at existing banks as well as from opening three new branches.  The Company’s common stock is listed on the Nasdaq National Market (“NASDAQ”) under the symbol “TFIN”.

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

FINANCIAL CONDITION

Total assets of the Company at March 31, 2002, were $638.3 million compared to $650.3 million at December 31, 2001.  The decrease of $12.0 million was primarily due to a $14.6 million decrease in loans receivable with a corresponding decrease of $6.3 million in total deposits and $5.9 million in federal funds sold and securities sold under agreements to repurchase.

Investment Securities:  Total investment securities were $206.5 million at March 31, 2002, compared to $204.7 million at December 31, 2001, an increase of $1.9 million, or 0.9%.  The Company’s securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  The debt securities portfolio is comprised primarily of obligations collateralized by U.S. Government agencies (mainly in the form of mortgage-backed securities), U.S. Government agency securities, U.S. Treasury securities, and municipal obligations.  With the exception of municipal obligations, the maturity structure of the debt securities portfolio is generally short-term in nature or indexed to variable rates.

Loans Receivable:  Loans receivable decreased $14.6 million, or 4.1%, to $342.5 million at March 31, 2002, compared to $357.1 million at December 31, 2001.  The decrease in loans receivable was primarily due to the decrease in one to four family residential mortgage loans of $15.8 million, resulting from a decrease in loans held for sale as well as a reduction in the portfolio due to increased customer refinancing of these loans to fixed rate loans due to the favorable fixed rate mortgage rates.  The Company’s general practice is to sell fixed rate one to four family residential loan originations and retain servicing rights to maintain the balance of its servicing assets to support its current servicing operations.

This Company has continued to emphasize serving small to mid-sized businesses in the metropolitan of Kansas City, Kansas; Omaha, Nebraska; and Colorado Springs, Colorado.  This continued emphasis generated a $6.7 million, or

4.1% increase in commercial loans to $170.4 million at March 31, 2002, compared to $163.7 million at December 31, 2001.  At March 31, 2002, commercial loans comprised 49.8% of the total loan portfolio compared to 45.9% of the loan portfolio at December 31, 2001, and 37.0% of the loan portfolio at December 31, 2000.

The Company’s installment loans decreased $2.5 million, or 0.7%, to $28.1 million at March 31, 2002, compared to $30.6 at December 31, 2001.  Installment loans have been decreasing as a percentage of total loans over the past several years as the Company places more emphasis on growing the commercial portion of its loan portfolio.  The Company also exited the dealer paper business during 2001.

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

The following table summarizes the Company’s non-performing assets:

	March 31, 2002	December 31, 2001
	(In Thousands)
Non-performing assets:
Non-accrual loans
Real estate loans	$1,407	$1,031
Commercial, industrial, and agricultural	1,338	894
Installment loans	300	391
Lease financing receivables	6	—
Total non-accrual loans	3,051	2,316
Loans past due 90 days or more still accruing
Real estate loans	$820	$628
Commercial, industrial, and agricultural	1,014	741
Installment loans	1	11
Total past due 90 days or more still accruing	1,835	1,380
Total non-performing loans	4,886	3,696
Assets acquired through foreclosure	1,361	1,572
Total non-performing assets	$6,247	$5,268

Non-performing loans to total loans	1.43%	1.04%

Non-performing assets to total assets	0.98%	0.81%

Non-performing assets totaled $6.2 million at March 31, 2002, compared to $5.3 million at December 31, 2001, representing an increase of $979,000 or 18.6%.  The increase in non-performing assets was due to an increase in non-performing loans of $1.2 million.

Non-performing loans increased $1.2 million or 32.2% to $4.9 million at March 31, 2002 from $3.7 million at December 31, 2001.  The increase in non-performing loans included four larger credits totaling, in aggregate, $1.7 million.  These loans were collateralized by real estate, had an aggregate specific allowance of $55,000, and contained government program guarantees totaling $271,000.  Total classified assets were $14.9 million at March 31, 2002, an increase of $1.2 million from $13.7 million at December 31, 2001.  The increase included three credits totaling, in aggregate $978,000.

Other real estate owned was $1.4 million at March 31, 2002, compared to $1.6 million at December 31, 2001.  Other real estate owned consisted of 16 properties held by the Company’s subsidiary banks, of which three of the properties totaled $757,000.  These three properties consisted of, a commercial building in Iola, Kansas, a 1-4 family property the Kansas City, Missouri, and a restaurant in Nevada, Missouri.

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

The following table summarizes the Company’s allowance for loan and lease losses:

	Three Months Ended March 31,
	2002	2001
	(Dollars In Thousands)
Balance, beginning of period	$4,392	$3,911
Provision for loan losses	156	262
Charge-offs	(203)	(436)
Recoveries	112	77
Balance, end of period	$4,457	$3,814

Allowance for loan losses as a percent of total loans	1.30%	1.14%

Allowance for loan losses as a percent of non-performing loans	91.22%	86.35%

Net charge-offs as a percent of total loans	0.03%	0.11%

Allowance for loan losses was 1.30% of total loans at March 31, 2001, an increase from 1.14% at March 31, 2001 and from 1.23% at December 31, 2001.  The ratio of allowance for loan losses as a percent of total loans has been increasing along with the shift in the mix of commercial loans as a percent of total loans.  The allowance for loan losses as a percent of total loans at March 31, 2002, also reflects the decrease in loans receivable of $14.6 million primarily from a decrease in one to four family residential mortgage loans of $15.8 million, which do not require the same percentage of reserve as commercial loans.  The Company experienced net charge-offs of $91,000, or 0.03% of total loans, for the three months ended March 31, 2002, versus $359,000, or 0.11% of total loans, for the corresponding period in 2001.  The $91,000 in net charge-offs was primarily the result of installment loan net charge-offs of $94,000.  Provision for loan losses for the three months ended March 31, 2002 was $156,000, compared to $262,000 for the three months ended March 31, 2001.

Deposits:  Total deposits decreased $6.4 million, or 1.3%, to $481.4 million at March 31, 2002, from $487.8 million at December 31, 2001.  The decrease was attributable to a cyclical decrease in semi annual tax deposits received from municipal organizations during December and June of each year.

Federal funds purchased and securities sold under agreements to repurchase:  Federal funds purchased and securities sold under agreements to repurchase decreased $5.9 million, to $4.5 million at March 31, 2002.  The decrease is related to the proceeds from the decrease in loans held for sale and one to four family mortgages.

Regulatory Capital:  The Company is subject to regulatory capital requirements administered by Federal Reserve, the Federal Deposit Insurance Corporation, and the Comptroller of the Currency.  Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions.  As of March 31, 2002, the Company met all capital adequacy requirements to which it is subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis.  The Company’s ratios at March 31, 2002, were as follows:

	At March 31, 2002
Ratio	Actual	Minimum Required
Total capital to risk weighted assets	12.46%	8.00%
Core capital to risk weighted assets	11.30%	4.00%
Core capital to average assets	6.90%	4.00%

Liquidity

The Company continuously forecasts and manages its liquidity in order to satisfy cash flow requirements of depositors and borrowers and allow the Company to meet its own cash flow needs.  The Company has developed internal and external sources of liquidity to meet its continued growth needs.  These include, but are not limited to, the ability to raise deposits through branch promotional campaigns, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank.  The Company’s most liquid assets are cash and cash equivalents and investment securities available-for-sale.  The levels of these assets are dependent on the Company’s operating, financing, lending, and investing activities during any given period.  At March 31, 2002 and December 31, 2001, these liquid assets totaled $246.2 million and $243.5 million, respectively.  Management believes the Company’s sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before provision for loan losses for the three months ended March 31,2002 totaled $5.3 million compared to $4.7 million for the same three month period in 2001, an increase of $615,000.

The Company’s net interest margin as a percent of average earning assets was 3.86% for the three months ended March 31, 2002 compared to 3.85% on March 31, 2001.  Favorably impacting net interest margin for the three months ended March 31, 2002, was a 178 basis point decrease in the average cost of interest bearing liabilities compared to the three months ended March 31, 2001.  Offsetting the favorable decrease in the cost of interest bearing liabilities was an unfavorable decrease of 143 basis points in the average rate of interest earning assets.  The result was a favorable increase in the Company’s interest rate spread of 35 basis points and a 1 basis point increase in net interest margin.

The average rate on interest earning assets was 6.92% for the three months ended March 31, 2002, representing a decrease of 143 basis points from the same three months ended a year ago.  Interest earning assets are comprised of loans receivable, investment securities, and federal funds sold and interest-bearing deposits.

The average rate on loans receivable decreased 116 basis points to 8.10% for the three months ended March 31, 2002, compared to 9.26% for the three months ended March 31, 2001.  The decrease is primarily reflective of a decrease in the national prime rate of 475 basis points since January 1, 2001, decreasing the interest rate on the Company’s variable rate commercial loans tied to the prime interest rate index, decreasing the interest rate on newly originated commercial loans, and resulting in lower interest rates on loans re-financed by customers.  In addition to the decrease in the prime interest rate, was a decrease in the Company’s higher yielding one to four family mortgage loans as customers re-financed for lower fixed rate loans, which the Company primarily sells and does not hold as part of the one to four family mortgage portfolio.  Favorable impacting the average rate on loans receivable was the increase of commercial loans as a percent of the total loan portfolio to 49.8% of the total loan portfolio at March 31, 2001, compared to 38.9% at March 31, 2001.

The average rate on investment securities-taxable decreased 182 basis points to 5.37% for the three months ended March 31, 2002, compared to 7.19% at March 31, 2001.  The decrease in the average rate of investment securities is also related to the decrease in market interest rates since January of 2001.  The decrease in interest rates accelerated the cash flow from the investment portfolio from securities called by the debt issuers as the debt issuers refinanced their debt at lower interest rates and the accelerated cash flow from the Company’s mortgage-backed investment securities resulting from the pre-payments of the loans within the mortgage pool as the mortgage loans within the pool were being re-financed.  The Company re-invested the cash flow from the investment portfolio in investments securities at lower average rates than the investment securities in the portfolio being called or pre-paid.

The average rate paid on interest-bearing liabilities decreased 178 basis points to 3.35% for the three months ended March 31, 2002, compared to 5.13% for the same three months ended a year ago.  Interest bearing liabilities are comprised of interest paid on savings and interest bearing checking deposits, time deposits, federal funds purchased and securities sold under agreements to repurchase, holding company notes payable, Federal Home Loan Bank Advances, and holding company company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures.

The average rate paid on interest-bearing savings and interest bearing checking deposits decrease 143 basis points to 1.50% for the three months March 31, 2002, compared to 2.93% for the three months ended March 31, 2001, while the average rate paid on time deposits decreased 207 basis points to 3.99%, from 6.06% over the same respective time periods.  The average rate paid on these deposits decreased, as the Company was successfully able to decrease the average rate paid on its deposit accounts with the decrease in interest rates.

The average rate paid on federal funds purchased and securities sold under agreements to repurchase decreased 435 basis points to 0.79% for the three months ended March 31, 2002, from 5.14% for the same period a year ago.  The average rate paid on notes payable and Federal Home Loan Bank advances decreased 187 basis points to 4.67% for the quarter ended March 31, 2002, compared to 6.54% for the same quarter ended a year ago.  These decreases were the result of the general decrease in market interest rates.

We incurred $377,000 of interest expense for the three months ended March 31, 2002, on our 9.50% trust preferred securities, which we issued through our wholly-owned subsidiary, Team Financial Capital Trust I.  We issued these securities in August of 2001, in connection with our acquisition of Post Bancorp, Inc.  The average rate recorded on company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures was 9.71% for the three months ended March 31, 2002.  The difference between the contractual interest rate of 9.50% on the trust preferred securities and the 9.71% recorded interest rate, is the amortization of debt issuance costs of $8,000 during the quarter.  The debt issuance costs are being amortized over a 30 year period.

The following tables present certain information relating to net interest income for the three months ended March 31, 2002 and 2001.  The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown.

	Three Months Ended March 31, 2002			Three Months Ended March 31, 2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars In Thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3)	$349,167	$6,971	8.10%	$332,598	$7,590	9.26%
Investment securities-taxable	180,207	2,384	5.37%	128,309	2,276	7.19%
Investment securities-nontaxable (4)	24,118	441	7.42%	24,051	443	7.47%
Federal funds sold and interest-bearing deposits	26,903	109	1.64%	25,833	205	3.22%
Total interest earning assets	$580,395	9,905	6.92%	$510,791	10,514	8.35%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$186,116	690	1.50%	$137,678	994	2.93%
Time deposits	236,560	2,328	3.99%	260,935	3,901	6.06%
Federal funds purchased and securities sold under agreements to repurchase	7,173	14	0.79%	6,149	78	5.14%
Notes Payable and Federal Home Loan Bank Advances	84,071	969	4.67%	42,519	686	6.54%
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	377	9.71%	—	—	0.00%
Total interest bearing liabilities	$529,445	4,378	3.35%	$447,281	5,659	5.13%

Net interest income (tax equivalent)		$5,527			$4,855
Interest rate spread			3.57%			3.22%
Net interest earning assets	$50,950			$63,510

Net interest margin			3.86%			3.85%
Ratio of average interest bearing liabilities to average interest earing assets	91.22%			87.57%

(1)  Loans are net of deferred loan fees.

(2)  Non-accruing loans are included in the computation of average balances.

(3)  The Company includes loan fees in interest income.  These fees for the three months ended March 31, 2002 and 2001 were $233,000 and $191,000, respectively.

(4)  Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended March 31, 2002 and 2001 were $226,000 and $169,000, respectively.

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

	Three Months Ended March 31, 2002 Compared To Three Months Ended March 31, 2001
	Increase (Decrease) Due To:
	Volume	Rate	Net
	(In Thousands)
Interest Income:
Loans receivable, net (1) (2) (3)	$378	$(997)	$(619)
Investment securities-taxable	921	(813)	108
Investment securities-nontaxable (4)	1	(3)	(2)
Federal funds sold and interest-bearing deposits	8	(104)	(96)
Total Interest Income	1,308	(1,917)	(609)

Interest Expense:
Savings deposits and interest bearing checking	350	(654)	(304)
Time deposits	(364)	(1,209)	(1,573)
Federal funds purchased and securities sold under agreements to repurchase	13	(77)	(64)
Notes Payable and Federal Home Loan Bank Advances	670	(387)	283
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	377	—	377
Total Interest Expense	1,046	(2,327)	(1,281)

Net change in net interest income	$262	$410	$672

(1)  Loans are net of deferred loan fees.

(2)  Non-accruing loans are included in the computation of average balances.

(3)  The Company includes loan fees in interest income.  These fees for the three months ended March 31, 2002 and 2001were $233,000 and $191,000, respectively.

(4)  Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended March 31, 2001 and 2000 were $226,000 and $169,000, respectively.

Non-Interest Income

Non-interest income for the three months ended March 31, 2002 was $2.2 million, an increase of $623,000, or 40.6%, from $1.5 million for the three months ended March 31, 2001.  The increases was attributable to the increase of $314,000 in the gain on sales of mortgage loans and to the earnings on the $16.3 million investment in bank owned life insurance covering executives within the Company, which contributed $251,000 for the three months ended months ended March 31, 2002.

For the three months ended March 31, 2002, gain on sales of mortgage loans increased $314,000, or 135.9%, to $545,000 compared to the three months ended March 31, 2001.  The increase of gain on sales of mortgage loans was the result of the increase in the volume of loans refinanced and originated and sold, due to a lower interest rate environment during the three months ended March 31, 2002, compared to the same periods a year ago.

For the three months ended March 31, 2002, service charge income increased $29,000, or 3.5%, to $854,000 compared to the three months ended March 31, 2002.  The increase of service charge income was related to additional fee based services offered on deposit account and limitations on fee waivers.

Non-Interest Expense

Non-interest expense increased $588,000 to $5.4 million, or 12.2%, for the three months ended March 31, 2002, compared to $4.8 million for the three months ended March 31, 2001.  Contributing to the increase was $443,000 in non-interest expense from the operations of Colorado Springs National Bank, acquired on September 18, 2001.  Net of the operations of the acquired bank, non-interest expense increased $145,000, or 3%, for the three months ended March 31, 2002 compared to the same three months ended a year ago.

The largest component of non-interest expense is salaries and benefits expense, which increased $496,000 for the three months ended March 31, 2002 compared to the same period a year ago.  Net of the $227,000 in salary and benefits contributed from the operations of the acquired bank, salaries and benefit expense increased $269,000, or 11.0%.  The increase was the primarily the result of a $117,000 increase in bonus expense relating the Company’s performance based bonus program, a $69,000 increase in commission expense related to the Company’s mortgage operations, $55,000 from the Company’s salary continuation plan implemented on July 1, 2001 and the Company’s deferred compensation plan implemented on January 1, 2002, and $47,000 in compensation expense related to the Company’s stock incentive plan.

Goodwill amortization decreased $91,000 for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, resulting from the implementation of SFAS 142 Goodwill and Other Intangible Assets on January 1, 2002.

Income Tax Expense

The Company recorded income tax expense of $541,000 for the three months ended March 31, 2002 an increase of $202,000 compared to an income tax expense of $339,000 for the three months ended March 31, 2001.  The decrease in the effective tax rate for the three months ended March 31,2002 to 28.5% from 29.7% for the three months ended March 31, 2001, was primarily the result of the implementation of SFAS 142 Goodwill and Other Intangible Assets, which decreased non-tax deductible goodwill amortization expense $91,000 for the three months ended March 31, 2002.  The Company’s effective tax rate is less than the statutory federal rate of 34% due primarily to municipal interest income and the income tax benefit resulting from dividends passed through the ESOP to the ESOP participants.

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

The following table indicates that at March 31, 2002, if there had been a sudden and sustained increase in prevailing market interest rates, the Company’s 2002 interest income would be expected to decrease, while a decrease in rates would indicate an increase in income.

Change in Interest Rates	Net Interest Income	(Decrease) Increase	Percent Change
	(Dollars In Thousands)
200 basis point rise	$18,235	$(2,506)	(12.08)%
100 basis point rise	19,967	(775)	(3.74)
base rate scenario	20,742	—	—
100 basis point decline	21,207	465	2.24
200 basis point decline	21,670	928	4.47

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is from time to time involved in routine litigation incidental to the conduct of its business.  The Company believes that no pending litigation to which it is a party will have a material adverse effect on its liquidity, financial condition, or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

a)             Exhibits

Exhibit Number	Description
2.1	Acquisition Agreement and Plan of Merger dated October 1, 1999 among Team Financial, Inc., Team Financial Acquisition Subsidiary, Inc., and ComBankshares, Inc. (2)
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)
3.2	Amended Bylaws of Team Financial, Inc. (1)
4.1	Form of Indenture. (5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1). (5)
4.3	Certificate of Trust. (5)
4.4	Trust Agreement. (5)
4.5	Form of Amended and Restated Trust Agreement. (5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (5)
4.7	Form of Preferred Securities Guarantee Agreement. (5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 1, 2001. (5)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 1, 2001. (5)
10.3	Employment Agreement between Team Financial, Inc. and Rick P. Bartley dated January 1, 2001. (5)
10.4	Laser Pro License and Maintenance Agreement between Miami County National Bank (now TeamBank N.A.) and CFI Bankers Service Group, Inc. dated March 17, 1999. (5)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)
10.7-10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)
10.14	Team Financial, Inc. — Employee Stock Purchase Plan. (1)
10.15	Loan agreement between Team Financial, Inc. and Mercantile Bank dated December 3, 1999. (4)
10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001 (1)

11.1	Statement regarding Computation of per share earnings — see consolidated financial statements. (1)

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

Date:	May 14, 2002	By:	/s/ Robert J. Weathebie
Robert J. Weatherbie
Chairman
Chief Executive Officer

Date:	May 14, 2002	By:	/s/ Michael L. Gibson
President of Investments
Chief Financial Officer