Form 10-Q
period 2002-06-30
TEAM FINANCIAL INC /KS
filed 2002-08-14
CIK 1082484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

There were 4,176,129 shares of the Registrant’s common stock, no par value, outstanding as of August 9, 2002.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Financial Condition as of June 30, 2002 and December 31, 2001

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001

Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2002 and 2001

Consolidated Statements of Changes In Stockholders’ Equity for the Six Months Ended June 30, 2002

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001

Notes to Unaudited Consolidated Financial Statements

Item 2.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Item 3.	Quantitative And Qualitative Disclosure About Market Risk

Part II. Other Information

Item 1.	Legal Proceedings

Item 4.	Submission of Matters To A Vote Of Security Holders

Item 6.	Exhibits And Reports On Form 8-K

Signature Page

Exhibit 99.1

Exhibit 99.2

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Financial Condition

(In Thousands)

(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Cash and due from banks	$16,091	$19,513
Federal funds sold and interest bearing bank deposits	12,229	19,382
Cash and cash equivalents	28,320	38,895

Investment securities
Available for sale, at fair value (amortized cost of $206,012 and $203,528 at March 31, 2002 and December 31, 2001, respectively)	207,718	204,651
Total investment securities	207,718	204,651

Loans receivable, net of unearned fees	327,783	357,080
Allowance for loan losses	(4,416)	(4,392)
Net loans receivable	323,367	352,688

Accrued interest receivable	4,955	5,332
Premises and equipment, net	11,049	11,319
Assets acquired through foreclosure	1,139	1,572
Goodwill	10,700	12,010
Intangible assets, net of accumulated amortization	5,442	5,535
Bank owned life insurance policies	16,639	16,187
Other assets	2,546	2,121

Total assets	$611,875	$650,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Checking deposits	$157,894	$163,617
Savings deposits	32,219	36,336
Money market deposits	51,510	51,117
Certificates of deposit	208,770	236,681
Total deposits	450,393	487,751
Federal funds purchased and securities sold under agreements to repurchase	6,090	10,386
Federal Home Loan Bank advances	73,386	74,438
Notes payable	9,387	9,645
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	15,525
Accrued expenses and other liabilities	7,952	7,195

Total liabilities	562,733	604,940

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 4,422,210 and 4,414,142 shares issued; 4,176,129 and 4,179,242 shares outstanding at June 30, 2002 and December 31, 2001, respectively	27,193	27,144
Capital surplus	162	68
Retained earnings	21,566	19,493
Treasury stock, 246,081 and 234,900 shares of common stock at cost at June 30, 2002, and December 31, 2001, respectively	(2,154)	(2,056)
Accumulated other comprehensive income	2,375	721

Total stockholders’ equity	49,142	45,370

Total liabilities and stockholders’ equity	$611,875	$650,310

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Operations

(Dollars In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Interest Income:
Interest and fees on loans	$6,626	$7,617	$13,597	$15,207
Taxable investment securities	2,482	1,870	4,866	4,146
Nontaxable investment securities	229	297	444	571
Other	88	140	197	345

Total interest income	9,425	9,924	19,104	20,269

Interest Expense:
Deposits
Checking deposits	266	432	552	946
Savings deposits	133	124	301	247
Money market deposits	254	308	490	665
Certificates of deposit	2,080	3,560	4,408	7,461
Federal funds purchased and securities sold under agreements to repurchase	15	62	29	140
FHLB advances payable	870	415	1,750	833
Notes payable	91	219	180	487
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	377	—	754	—

Total interest expense	4,086	5,120	8,464	10,779

Net interest income before provision for loan losses	5,339	4,804	10,640	9,490

Provision for loan losses	178	416	334	678

Net interest income after provision for loan losses	5,161	4,388	10,306	8,812

Non-Interest Income:
Service charges	951	913	1,805	1,738
Trust fees	145	142	287	280
Gain on sales of mortgage loans	402	564	947	795
Gain on sales of investment securities	40	2	66	3
Gain on sale of branch assets	452	—	452	—
Other	643	368	1,232	706

Total non-interest income	2,633	1,989	4,789	3,522

Non-Interest Expenses:
Salaries and employee benefits	2,925	2,586	5,864	5,029
Occupancy and equipment	578	565	1,156	1,149
Data processing	512	416	982	812
Professional fees	241	302	564	567
Marketing	64	73	116	117
Supplies	92	90	181	164
Goodwill amortization	—	85	—	176
Intangible asset amortization	199	186	335	347
Conversion	2	39	6	69
Other	902	763	1,713	1,489

Total non-interest expenses	5,515	5,105	10,917	9,919

Income before income taxes	2,279	1,272	4,178	2,415

Income taxes	1,148	401	1,689	740

Net income	$1,131	$871	$2,489	$1,675

Shares applicable to basic income per share	4,175,160	3,930,590	4,178,169	3,906,190

Basic income per share	$0.27	$0.22	$0.60	$0.43

Shares applicable to diluted income per share	4,200,551	3,934,391	4,195,698	3,910,531

Diluted income per share	$0.27	$0.22	$0.59	$0.43

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001

Net Income	$1,131	$871	$2,489	$1,675
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $1,007 and $(41) for the three months ended June 30, 2002 and June 30, 2001, respectively; and net of tax $845 and $645 for the six months ended June 30, 2002 and June 30, 2001, respectively	2,100	(71)	1,698	1,196
Reclassification adjustment for gains (losses) included in net income net of tax of $(14) and $(1) for the three months ended June 30, 2002 and June 30, 2001, respectively; and net of tax $(22) and $(1) for the six months ended June 30, 2002 and June 30, 2001, respectively	(26)	(1)	(44)	(2)
Cumulative effect of change in accounting principle, net of tax $101 for the six months ended June 30, 2001.	—	—	—	196
Other comprehensive income, net	2,074	(72)	1,654	1,390
Comprehensive income	$3,205	$799	$4,143	$3,065

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Changes In Stockholders’ Equity

Six Months Ended June 30, 2002

(In Thousands)

(Unaudited)

	Common stock	Captial surplus	Retained earnings	Treasury stock	Accumulated other comprehensive Income	Total stockholders’ equity
BALANCE, December 31, 2001	$27,144	$68	$19,493	$(2,056)	$721	$45,370
Treasury stock purchased (11,181 shares)				(98)		(98)
Common stock issued in connection with compensation plans (8,068 shares)	49					49
Increase in additional paid in capital in connection with stock compensation plans		94				94
Net Income			2,489			2,489
Dividends ($0.10 per share)			(416)			(416)
Other comprehensive income (loss) net of $993 in taxes					1,654	1,654
BALANCE, June 30, 2002	$27,193	$162	$21,566	$(2,154)	$2,375	$49,142

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements Of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$2,489	$1,675
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	334	678
Depreciation and amortization	1,189	846
Allocation of ESOP shares	—	375
Non-cash compensation expense	94	—
Net gain on sales of investment securities	(66)	(3)
Net gain on sales of mortgage loans	(947)	(795)
Net (gain) loss on sales of assets acquired through foreclosure	6	(7)
Net gain on sale of branch assets	(452)	—
Net gain on sale of credit card portfolio	—	(10)
Proceeds from sale of credit card portfolio	—	1,187
Proceeds from sale of mortgage loans	59,438	20,470
Origination of mortgage loans for sale	(45,967)	(23,661)
Net increase in other assets	(911)	(416)
Net (decrease) increase in accrued expenses and other liabilities	(137)	312

Net cash provided by operating activities	15,070	651

Cash flows from investing activities:
Net decrease (increase) in loans	6,675	(788)
Proceeds from sale of investment securities available-for-sale	6,699	20
Proceeds from maturities and principal reductions of investment securities available-for-sale	24,813	35,199
Purchases of investment securities available-for-sale	(47,964)	(13,100)
Purchase of premises and equipment, net	(536)	(516)
Purchase of bank owned life insurance	—	(14,000)
Proceeds from sales on assets acquired through foreclosure	282	699
Net cash decrease from sale of branches	(30,493)	—

Net cash provided by investing activities	(40,524)	7,514

Cash flows from financing activities:
Net increase (decrease) in deposits	20,743	(14,387)
Net decrease in federal funds purchased and securities sold under agreement to repurchase	(4,296)	(537)
Payments on Federal Home Loan Bank advances	(1,052)	(3,452)
Payments on notes payable	(258)	(1,025)
Common stock issued	49	6
Purchase of treasury stock	(98)	(16)
Dividends paid on common stock	(209)	(391)

Net cash provided by (used) in financing activities	14,879	(19,802)

Net change in cash and cash equivalents	(10,575)	(11,637)

Cash and cash equivalents at beginning of the period	38,895	25,367

Cash and cash equivalents at end of the period	$28,320	$13,730

Supplemental disclosures of cash flow information:

Cash paid during period for:
Interest	$8,482	$11,903
Taxes	1,020	—

Noncash activities related to operations
Assets acquired through foreclosure	$512	$779
Loans to facilitate the sale of real estate acquired through foreclosure	—	204

Non-cash financing activities - Transfer of securities from held-to-maturity to available-for-sale	$—	$24,864

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and six month periods ended June 30, 2002 and 2001

Note1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Team Financial, Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial condition and results of operations required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The interim consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated.  The December 31, 2001 statement of financial condition has been derived from the audited consolidated financial statements as of that date.  The results of the interim period ended June 30, 2002 are not necessarily indicative of the results expected for the year ending December 31, 2002.

Note 2:  Income Per Share

Basic income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year.  Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Note 3:  Stock Repurchase Program

The Board of Directors approved a stock repurchase program in January 2001, authorizing the repurchase of up to 300,000 shares of our common stock.  As of June 30, 2002, we had repurchased 14,476 shares of our common stock under the program at an average price of $8.36 per share.

Note 4:  Dividend Declared

On May 28, 2002, we declared a quarterly dividend of $0.05 per share to all shareholders of record on June 30, 2002, payable July 19, 2002.

Note 5:  Recent Accounting Pronouncements

Effective January 1, 2002, we adopted Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets.  SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.  It also requires intangible assets with estimated useful lives be amortized to their estimated residual values, and be reviewed for impairment.  The statement required us to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002.  To accomplish this, we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002.  To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit we performed the second step of the transitional impairment test.  In the second step, we compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of January 1, 2002.  The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation.  The residual fair value after this allocation was the implied fair value of the reporting unit goodwill.  Any transitional impairment loss was recognized as the cumulative effect of a change in accounting principle in our 2002 statement of operations.

We have performed our assessment of whether there was an indication that goodwill was impaired as of January 1, 2002 and we determined the fair value of each reporting unit exceeded the carrying value.

Note 6:  Acquisitions and Sale of Branches

On June 21, 2002 our wholly owned subsidiary, Community Bank, sold its Chapman and Abilene, Kansas branch locations to First National Bank of Belleville, Kansas for a premium of $1.7 million.  We recorded a pre-tax gain on the sale of $452,000 and an after tax loss on the sale of $196,000.  The after tax loss was due to a difference in the book versus tax basis on the reduction of  $1.3 million in goodwill with the sale.  The $7.4 million in proceeds raised from the sale of the Community Bank branches will be re-invested in the Kansas City metropolitan market and in the Colorado Springs metropolitan market along the front range of the Colorado Rocky Mountains.

On September 18, 2001, we acquired 100% of the outstanding stock of Post Bancorp, Inc., owner of Colorado Springs National Bank for $12.8 million, consisting of $11.0 million in cash and $1.8 million in common stock.  The Company financed the cash portion of the Post Bancorp, Inc. purchase price through the issuance of 1,552,500, 9.50% Cumulative Trust Preferred Securities at $10 per preferred security.  The net proceeds were $14,425,000 after deduction of offering expenses and underwriting commissions of $1,100,000.  The remaining net proceeds were used to pay down our line of credit.  The cumulative trust preferred securities trade on the NASDAQ national market under the symbol “TFINP”.   The acquisition is our first in the dynamic market of Colorado Springs, Colorado along the front range of the Colorado Rocky Mountains. We now have an established presence in the growing metropolitan areas of Kansas City, Kansas; Omaha, Nebraska; and Colorado Springs, Colorado.  Colorado Springs National Bank offers community-banking services primarily to small to mid-size businesses in the Colorado Springs, Colorado metropolitan area.

The results of Post Bancorp, Inc. operations have been included in the consolidated financial statements since September 18, 2001.

Note 7:  Goodwill and Intangible Assets

Goodwill and intangible assets:  Effective July 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations.  Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets.

The following table summarizes our intangible assets as of June 30, 2002.

	As of June 30, 2002
	Gross Carrying Amount	Accumulated Amortization
	(In Thousands)
Core deposit intangible	$6,400	$1,886
Mortgage servicing rights	1,905	977
Total intangible assets	$8,305	$2,863

The following table summarizes amortization expense on the intangible assets.

	As of June 30,
	2002	2001
	(In Thousands)
Aggregate Amortization Expense	$335	$347

	Estimated Amortization Expense
	Core Deposit Intangible	Mortgage Servicing Rights
	(In Thousands)
For the year ending December 31, 2002	$515	$126
For the year ending December 31, 2003	487	126
For the year ending December 31, 2004	468	126
For the year ending December 31, 2005	463	126
For the year ending December 31, 2006	463	126

Goodwill at June 30, 2002 was $10.7 million, a decrease of $1.3 million from December 31, 2001 from the sale of our Chapman and Abilene, Kansas branches during the quarter.  There was no impairment to goodwill recorded for the three or six months ended June 30, 2002.

Goodwill
Balance as of January 1, 2002	$12,010
Goodwill acquired during year	—
Impairment losses	—
Reduction of goodwill related to sale of business unit	1,310
Balance as of June 30, 2002	$10,700

As required by SFAS 142, we discontinued recording goodwill amortization effective January 1, 2002.  The following tables compare results of operations as if no goodwill amortization had been recorded in 2001.

	Three Months Ended March 31,		Six Months Ended June 30,
	2002	2001	2002	2001

Reported net income	$1,131	$871	$2,489	$1,675
Add back goodwill amortization	—	85	—	176
Adjusted net income	$1,131	$956	$2,489	$1,851

Basic income per share	$0.27	$0.22	$0.60	0.43
Add back goodwill amor tization	—	0.02	—	0.05
Adjusted net income	$0.27	$0.24	$0.60	$0.48

Diluted income per share	$0.27	$0.22	$0.59	$0.43
Add back goodwill amortization	—	0.02	—	$0.05
Adjusted net income	$0.27	$0.24	$0.59	$0.48

Item 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

OVERVIEW

Team Financial, Inc. is a financial holding company incorporated in the State of Kansas.  We offer full service community banking and financial services through 18 locations in the Kansas City metropolitan area, southeastern Kansas, western Missouri, the Omaha, Nebraska metropolitan area, and in Colorado Springs, Colorado.  Our presence in Kansas consists of six locations in the Kansas City metro area and four locations in southeast Kansas.  We operate two locations in western Missouri, five in the metropolitan area of Omaha, Nebraska, and one in Colorado Springs, Colorado.  Our growth over recent years has been achieved primarily through purchases of branches of large banks and through acquisitions of community banks.  Additional asset growth has occurred through internal growth at existing banks as well as from opening three new branches.  Our common stock is listed on the Nasdaq National Market (“NASDAQ”) under the symbol “TFIN”.

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Our operations are also affected by non-interest income, such as service charges, loan fees, and gains and losses from the sale of newly originated mortgage loans.  Our principal operating expenses, aside from interest expense, consist of salaries and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

Critical Accounting Policies

Our accounting and reporting policies conform to accounting principles generally accepted in the Unites States of America.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

FINANCIAL CONDITION

Total assets at June 30, 2002, were $611.9 million compared to $650.3 million at December 31, 2001.  The decrease of $38.4 million was primarily due to $26.6 million of assets sold with the two branch sales during the quarter along with a $19.6 decrease in loans receivable, net of the branch sales.  The decrease in loans receivable was re-invested in investments securities.

Investment Securities:  Total investment securities were $207.7 million at June 30, 2002, compared to $204.7 million at December 31, 2001, an increase of $3.1 million, or 1.5%.  Net of the $15.8 million in investment securities sold with the branch sale, investment securities increased $18.8 million from December 31, 2001.  The increase was primarily the result of the Company investing the cash flow from the decrease in loans receivable.   The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  The debt securities portfolio is comprised primarily of obligations collateralized by U.S. Government agencies (mainly in the form of mortgage-backed securities), U.S. Government agency securities, U.S. Treasury securities, and municipal obligations.  With the exception of municipal obligations, the maturity structure of the debt securities portfolio is generally short-term in nature or indexed to variable rates.

Loans Receivable:  Loans receivable decreased $29.3 million, or 8.2%, to $327.8 million at June 30, 2002, compared to $357.1 million at December 31, 2001.  The loans sold with the branch sale totaled $9.7 million.  Net of the sale, loans decreased $19.6 million.  This decrease was primarily due to the decrease in one to four family residential mortgage loans of $26.0 million, resulting from a decrease in loans held for sale as well as a reduction in the portfolio due to increased customer refinancing due to the favorable fixed rate mortgage rates.  The decrease in loans receivable was re-invested in investments securities.

We have continued to emphasize serving small to mid-sized businesses in the metropolitan of Kansas City, Kansas; Omaha, Nebraska; and Colorado Springs, Colorado.  This continued emphasis generated an $8.2 million, or 5.1%

increase in commercial loans to $172.0 million at June 30, 2002, compared to $163.7 million at December 31, 2001.  This increase excludes $3.0 million in commercial loans sold with the sale of the branches.  At June 30, 2002, commercial loans comprised 52.5% of the total loan portfolio compared to 45.9% of the loan portfolio at December 31, 2001, and 37.0% of the loan portfolio at December 31, 2000.

Our installment loans decreased $5.3 million, or 17.3%, to $25.3 million at June 30, 2002, compared to $30.6 at December 31, 2001.  Installment loans have been decreasing as a percentage of total loans over the past several years as we place more emphasis on growing the commercial portion of our loan portfolio.  We also reduced its exposure to the dealer paper business during 2001.

The substantial majority of our residential mortgage loan production is underwritten in compliance with the requirements for sale to or conversion to mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA), and the Government National Mortgage Association (GNMA).  The majority of our commercial loans include loans to service, retail, wholesale, and light manufacturing businesses.  These loans are made at rates based on the prevailing national prime interest rate, as well as fixed rates for terms generally ranging from three to five years. Installment loans include automobile, residential, and other personal loans.  The majority of the installment loans are loans with fixed interest rates.

Non-performing Assets: Non-performing assets consist of loans 90 days or more delinquent and still accruing interest, non-accrual loans and assets acquired through foreclosure.  Assets acquired through foreclosure represent real estate properties acquired through foreclosure or by deed in lieu of foreclosure and is classified as assets acquired through foreclosure on the statement of financial condition until the property is sold.  Commercial loans, residential real estate loans, and installment loans are generally placed on non-accrual status when principal or interest is 90 days or more past due, unless the loans are well-secured and in the process of collection.  Loans may be placed on non-accrual status earlier when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal.  Classified assets are loans that are rated substandard or lower according to our internal credit review process.

The following table summarizes our non-performing assets:

	June 30, 2002	December 31, 2001
	(In Thousands)
Non-performing assets:
Non-accrual loans
Real estate loans	$948	$1,031
Commercial, industrial, and agricultural	1,851	894
Installment loans	239	391
Lease financing receivables	1	—
Total non-accrual loans	3,039	2,316
Loans past due 90 days or more still accruing
Real estate loans	$788	$628
Commercial, industrial, and agricultural	1,171	741
Installment loans	5	11
Total past due 90 days or more still accruing	1,964	1,380
Total non-performing loans	5,003	3,696
Assets acquired through foreclosure	1,139	1,572
Total non-performing assets	$6,142	$5,268

Non-performing loans to total loans	1.53%	1.04%

Non-performing assets to total assets	1.00%	0.81%

Non-performing assets totaled $6.1 million at June 30, 2002, compared to $5.3 million at December 31, 2001, representing an increase of $874,000 or 16.6%.  The increase in non-performing assets was comprised of an increase in non-performing loans of $723,000, an increase in loans past due 90 days or more and still accruing of $584,000, and a decrease in assets acquired through foreclosure of $433,000.

Non-performing loans increased $1.3 million or 35.4% to $5.0 million at June 30, 2002 from $3.7 million at December 31, 2001.  The increase in non-performing loans included two larger credits totaling, $1.7 million.  These loans which are collateralized by real estate, have an aggregate specific allowance of $142,000 at June 30, 2002.

Other real estate owned was $1.1 million at June 30, 2002, compared to $1.6 million at December 31, 2001.  Other real estate owned consisted of 12 properties held by our subsidiary banks, of which three of the properties totaled $679,000.  These three properties consisted of, a commercial building in Iola, Kansas, a 1-4 family property in Kansas City, Missouri, and a 1-4 family property in Nevada, Missouri.

Total classified assets were $15.9 million at June 30, 2002, an increase of $2.2 million from $13.7 million at December 31, 2001.  The increase included two credits totaling $2.0 million.

Allowance for loan losses:  Management maintains its allowance for loan losses based on industry standards, historical experience, and an evaluation of economic conditions.  We regularly review delinquencies and loan portfolio quality.  Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for probable loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectibility is considered questionable.

The following table summarizes our allowance for loan and lease losses:

	Six Months Ended June 30,
	2002	2001
	(Dollars In Thousands)
Balance, beginning of period	$4,392	$3,911
Provision for loan losses	334	678
Charge-offs	(478)	(962)
Recoveries	171	203
Allowance due to (sales) acquisitions	(3)	—
Balance, end of period	$4,416	$3,830

Allowance for loan losses as a percent of total loans	1.35%	1.15%

Allowance for loan losses as a percent of non-performing loans	88.27%	101.62%

Net charge-offs as a percent of total loans	0.15%	0.23%

Allowance for loan losses was 1.35% of total loans at June 30, 2002, an increase from 1.15% at June 30, 2001 and from 1.23% at December 31, 2001.  The ratio of allowance for loan losses as a percent of total loans has been increasing along with the shift in the mix of commercial loans as a percent of total loans.  The allowance for loan losses as a percent of total loans at June 30, 2002, also reflects the decrease in loans receivable of $29.3 million primarily from a decrease in one to four family residential mortgage loans of $26.0 million, which do not require the same percentage of reserve as commercial loans.  We experienced charge-offs of $478,000, or 0.15% of total loans, for the six months ended June 30, 2002, versus $962,000, or 0.23% of total loans, for the corresponding period in 2001.  The $307,000 in net charge-offs was primarily the result of installment loan net charge-offs of $181,000 and commercial net charge-offs of $86,000.  Provision for loan losses for the six months ended June 30, 2002 was $334,000, compared to $678,000 for the six months ended June 30, 2001.

Deposits:  Total deposits decreased $37.4 million, or 7.7%, to $450.4 million at June 30, 2002, from $487.8 million at December 31, 2001.  Net of the $26.5 million of deposits related to the branch sale, total deposits decreased $10.9 million.  This decrease was attributable to a decrease of $1.9 million in savings deposits and $13.4 million in certificates of deposit.

Federal funds purchased and securities sold under agreements to repurchase:  Federal funds purchased and securities sold under agreements to repurchase decreased $4.3 million, to $6.1 million at June 30, 2002.  The decrease is related to the proceeds from the decrease in loans held for sale and one to four family mortgages.

Regulatory Capital:  We are subject to regulatory capital requirements administered by Federal Reserve, the Federal Deposit Insurance Corporation, and the Comptroller of the Currency.  Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions.  As of June 30, 2002, we met all capital adequacy requirements to which we are subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis.  Our ratios at June 30, 2002, were as follows:

	At June 30, 2002
Ratio	Actual	Minimum Required
Total capital to risk weighted assets	13.50%	8.00%
Core capital to risk weighted assets	12.32%	4.00%
Core capital to average assets	7.53%	4.00%

Liquidity

We continuously forecast and manage our liquidity in order to satisfy cash flow requirements of depositors and borrowers and allow us to meet our own cash flow needs.  We have developed internal and external sources of liquidity to meet our continued growth needs.  These include, but are not limited to, the ability to raise deposits through branch promotional campaigns, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank.  Our most liquid assets are cash and cash equivalents and investment securities available-for-sale.  The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.  At June 30, 2002 and December 31, 2001, these liquid assets totaled $236.0 million and $243.5 million, respectively.  Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before provision for loan losses for the three and six months ended June 30, 2002 totaled $5.3 million and $10.6 million, respectively, compared to $4.8 million and $9.5 million for the same periods in 2001.  The respective increases of $535,000 and $1.1 million were primarily attributable to the additional net interest income contributed from the operations of Colorado Springs National Bank acquired in September of 2001.

Our net interest margin as a percent of average earning assets was 3.97% for the three months ended June 30, 2002 compared to 4.07% on June 30, 2001.  Favorably impacting net interest margin for the three months ended June 30, 2002, was a 157 basis point decrease in the average cost of interest bearing liabilities compared to the three months ended June 30, 2001.  Offsetting the favorable decrease in the cost of interest bearing liabilities was an unfavorable decrease of 138 basis points in the average rate of interest earning assets.  The result was a favorable increase in our interest rate spread of 19 basis points.

For the six months ended June 30, 2002, our net interest margin as a percent of average earning assets was 3.91% compared to 3.89% on June 30, 2001.  Favorably impacting net interest margin for the six months ended June 30, 2002, was a 150 basis point decrease in the average cost of interest bearing liabilities compared to the six months ended June 30, 2001.  Offsetting the favorable decrease in the cost of interest bearing liabilities was an unfavorable decrease of 149 basis points in the average rate of interest earning assets.  The result was a favorable increase in our interest rate spread of 19 basis points.

The average rate on interest earning assets was 6.88% for the three months ended June 30, 2002, representing a decrease of 138 basis points from the same three months ended a year ago.  For the six months ended June 30, 2002, the average rate on interest earning assets was 6.90%, representing a decrease of 131 basis points.  Interest earning assets are comprised of loans receivable, investment securities, and federal funds sold and interest-bearing deposits.

The average rate on loans receivable decreased 116 basis points to 7.93% for the three months ended June 30, 2002, compared to 9.08% for the three months ended June 30, 2001.  The average rate on loans receivable decreased 115 basis points to 8.01% for the six months ended June 30, 2002, compared to 9.15% for the six months ended June 30, 2001.  The decrease is primarily reflective of a decrease in the national prime rate of 475 basis points since January 1, 2001, decreasing the interest rate on our variable rate commercial loans tied to the prime interest rate index, decreasing the interest rate on newly originated commercial loans, and resulting in lower interest rates on loans re-financed by customers.  In addition to the decrease in the prime interest rate was a decrease in our higher yielding one to four family mortgage loans as customers re-financed for lower fixed rate loans, which we primarily sell and do not hold as part of the one to four family mortgage portfolio.  Favorably impacting the average rate on loans receivable was the increase of commercial loans as a percent of the total loan portfolio to 52.5% of the total loan portfolio at June 30, 2002, compared to 40.5% at June 30, 2001.

The average rate on investment securities-taxable decreased 92 basis points to 5.45% for the three months ended June 30, 2002, compared to 6.37% for the three months ended June 30, 2001.  The average rate on investment securities-taxable decreased 141 basis points to 5.40% for the six months ended June 30, 2002, compared to 6.81% for the same six month period ended June 30, 2001.    The decrease in the average rate of investment securities is also related to the decrease in market interest rates since January of 2001.  The decrease in interest rates accelerated the cash flow from the investment portfolio from securities called by the debt issuers as the debt issuers refinanced their debt at lower interest rates and the accelerated cash flow from our mortgage-backed investment securities resulting from the pre-payments of the loans within the mortgage pool as the mortgage loans within the pool were being re-financed.  We re-invested the cash flow from the investment portfolio in investments securities at lower average rates than the investment securities in the portfolio being called or pre-paid.

The average rate paid on interest-bearing liabilities decreased 157 basis points to 3.21% for the three months ended June 30, 2002, compared to 4.78% for the same three months ended a year ago.  For the six months ended June 30, 2002, the average rate paid on interest-bearing liabilities decreased 169 basis points to 3.28%, compared to 4.97% for the same six-month period a year ago.  Interest bearing liabilities are comprised of interest paid on savings and interest bearing checking deposits, time deposits, federal funds purchased and securities sold under agreements to repurchase, holding company notes payable, Federal Home Loan Bank Advances, and on our subordinated debentures held by our subsidiary trust which issued the 9.50% preferred securities.

The average rate paid on interest-bearing savings and interest bearing checking deposits decreased 115 basis points to 1.43% for the three months June 30, 2002, compared to 2.58% for the three months ended June 30, 2001, while the average rate paid on time deposits decreased 203 basis points to 3.73%, from 5.76% over the same respective time periods.  For the six months ended June 30, 2002, the average rate paid on interest-bearing savings and interest bearing checking deposits decreased 133 basis points to 1.45%, compared to 2.78% for the six months ended June 30, 2001, while the average rate paid on time deposits decreased 205 basis points to 3.87%, from 5.92% over the same respective time periods.  The average rate paid on these deposits decreased, as we were successfully able to decrease the average rate paid on deposit accounts with the decrease in interest rates.

The average rate paid on federal funds purchased and securities sold under agreements to repurchase decreased 271 basis points to 1.36% for the three months ended June 30, 2002, from 4.07% for the same period a year ago.  For the six months ended June 30, 2002, the average rate paid on federal funds purchased and securities sold under agreements to repurchase decreased 327 basis points to 1.36%, compare to 4.63% for the same period a year ago.  These decreases were the result of the general decrease in market interest rates.

The average rate paid on notes payable and Federal Home Loan Bank advances decreased 151 basis points to 4.65% for the quarter ended June 30, 2002, compared to 6.16% for the same quarter ended a year ago.  For the six months ended June 30, 2002, the average rate paid on notes payable and Federal Home Loan Bank advances decreased 168 basis points to 4.66%, compared to 6.34% for the same six month period a year ago.  These decreases were the result of the general decrease in market interest rates.

We incurred $377,000 and $754,000 of interest expense for the respective three and six months ended June 30, 2002, on our 9.50% subordinated debentures, which we issued in connection with the sale by our wholly-owned subsidiary, Team Financial Capital Trust I, of 9.50% trust preferred securities.  We issued these securities in August of 2001, in connection with our acquisition of Post Bancorp, Inc.  The average rate recorded on these company obligated mandatorily redeemable preferred securities was 9.71% for the three and six months ended June 30, 2002.  The difference between the contractual interest rate of 9.50% on the trust preferred securities and the 9.71% recorded interest rate, is the amortization of debt issuance costs of $8,000 and $16,000 for the respective three and six month periods ended June 30, 2002.  The debt issuance costs are being amortized over a 30 year period.

The following tables present certain information relating to net interest income for the three months and six months ended June 30, 2002 and 2001.  The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown.

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars In Thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3)	$335,154	$6,626	7.93%	$336,589	$7,617	9.08%
Investment securities-taxable	182,732	2,482	5.45%	117,769	1,870	6.37%
Investment securities-nontaxable (4)	25,332	452	7.16%	24,044	472	7.87%
Federal funds sold and interest-bearing deposits	19,199	88	1.84%	12,309	140	4.56%
Total interest earning assets	$562,417	9,648	6.88%	$490,711	10,099	8.26%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$183,785	653	1.43%	$134,293	864	2.58%
Time deposits	223,405	2,080	3.73%	247,982	3,560	5.76%
Federal funds purchased and securities sold under agreements to repurchase	4,428	15	1.36%	6,112	62	4.07%
Notes Payable and Federal Home Loan Bank Advances	82,976	961	4.65%	41,297	634	6.16%
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	377	9.71%	—	—	0.00%
Total interest bearing liabilities	$510,119	4,086	3.21%	$429,684	5,120	4.78%

Net interest income (tax equivalent)		$5,562			$4,979
Interest rate spread			3.67%			3.48%
Net interest earning assets	$52,298			$61,027

Net interest margin			3.97%			4.07%
Ratio of average interest bearing liabilities to average interest earing assets	90.70%			87.56%

(1)     Loans are net of deferred loan fees.

(2)     Non-accruing loans are included in the computation of average balances.

(3)               The Company includes loan fees in interest income.  These fees for the three months ended June 30, 2002 and 2001 were $281,000 and $206,000, respectively.

(4)               Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended June 30, 2002 and 2001 were $223,000 and $175,000, respectively.

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

	(Dollars In Thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3)	$342,194	$13,597	8.01%	$335,338	$15,207	9.15%
Investment securities-taxable	181,659	4,866	5.40%	122,735	4,146	6.81%
Investment securities-nontaxable (4)	24,818	893	7.26%	23,795	915	7.75%
Federal funds sold and interest-bearing deposits	22,942	197	1.73%	13,580	345	5.12%
Total interest earning assets	$571,613	19,553	6.90%	$495,448	20,613	8.39%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$186,651	1,343	1.45%	134,847	1,858	2.78%
Time deposits	229,992	4,408	3.87%	254,347	7,461	5.92%
Federal funds purchased and securities sold under agreements to repurchase	4,303	29	1.36%	6,102	140	4.63%
Notes payable and Federal Home Loan Bank advances	83,492	1,930	4.66%	41,975	1,320	6.34%
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	754	9.71%	—	—	0.00%
Total interest bearing liabilities	$519,963	8,464	3.28%	$437,271	10,779	4.97%

Net interest income (tax equivalent)		$11,089			$9,834
Interest rate spread			3.62%			3.42%
Net interest earning assets	$51,650			$58,177

Net interest margin (4)			3.91%			4.00%
Ratio of average interest bearing liabilities to average interest earning assets	90.96%			88.26%

(1)     Loans are net of deferred loan fees.

(2)     Non-accruing loans are included in the computation of average balances.

(3)               The Company includes loan fees in interest income.  These fees for the three months ended June 30, 2002 and 2001 were $514,000 and $397,000, respectively.

(4)               Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended June 30, 2002 and 2001 were $449,000 and $344,000, respectively.

The following table presents the components of changes in net interest income, on a tax equivalent basis, attributed to volume and rate.  Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the prior fiscal year’s average interest rate.  The changes in interest income or interest expense attributable to change in interest rates are calculated by multiplying the change in interest rate by the prior fiscal year average volume.  The changes in interest income or interest expense attributable to the combined impact of changes in volume and change in interest rate are calculated by multiplying the change in rate by the change in volume.

	Three Months Ended June 30, 2002 Compared To Three Months Ended June 30, 2001 Increase (Decrease) Due To:
	Volume	Rate	Net
	(In Thousands)
Interest Income:
Loans receivable, net (1) (2) (3)	$(33)	$(958)	$(991)
Investment securities-taxable	1,032	(420)	612
Investment securities-nontaxable (4)	25	(45)	(20)
Federal funds sold and interest-bearing deposits	78	(130)	(52)
Total Interest Income	1,102	(1,553)	(451)

Interest Expense:
Savings deposits and interest bearing checking	319	(530)	(211)
Time deposits	(353)	(1,127)	(1,480)
Federal funds purchased and securities sold
under agreements to repurchase	(17)	(30)	(47)
Notes Payable and Federal Home Loan Bank Advances	640	(313)	327
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	377	—	377
Total Interest Expense	966	(2,000)	(1,034)

Net change in net interest income	$136	$447	$583

(1)   Loans are net of deferred loan fees.

(2)   Non-accruing loans are included in the computation of average balances.

(3)          The Company includes loan fees in interest income.  These fees for the three months ended June 30, 2002 and 2001 were $281,000 and $206,000, respectively.

(4)          Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended June 30, 2002 and 2001 were $223,000 and $175,000, respectively.

	Six Months Ended June 30, 2002 Compared To Six Months Ended June 30, 2001 Increase (Decrease) Due To:
	Volume	Rate	Net
	(In Thousands)
Interest Income:
Loans receivable, net (1) (2) (3)	$311	($1,921)	($1,610)
Investment securities-taxable	1,990	(1,270)	720
Investment securities-nontaxable (4)	39	(61)	(22)
Federal funds sold and interest-bearing deposits	238	(386)	(148)
Total Interest Income	2,578	(3,638)	(1,060)

Interest Expense:
Savings deposits and interest bearing checking	714	(1,229)	(515)
Time deposits	(715)	(2,338)	(3,053)
Federal funds purchased and securities sold under agreements to repurchase	(41)	(70)	(111)
Notes Payable and Federal Home Loan Bank Advances	1,306	(696)	610
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	—	754	754
Total Interest Expense	1,264	(3,579)	(2,315)

Net change in net interest income	$1,314	$(59)	$1,255

(1)          Loans are net of deferred loan fees.

(2)          Non-accruing loans are included in the computation of average balances.

(3)          The Company includes loan fees in interest income.  These fees for the three months ended June 30, 2002 and 2001 were $514,000 and $397,000, respectively.

(4)          Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended June 30, 2002 and 2001 were $449,000 and $344,000, respectively.

Non-Interest Income

Non-interest income for the three months ended June 30, 2002 was $2.6 million, an increase of $644,000, or 32.4%, from $2.0 million for the three months ended June 30, 2001.  For the six months ended June 30, 2002, non-interest income was $4.8 million, an increase of $1.3 million, or  36.0%, from $3.5 million for the six months ended June 30, 2001.  Included in the increase in non-interest income for the three and six months ended June 30, 2002, was a gain on the branch sales of $452,000.  Also contributing to the increase in non-interest income for the respective three and six month periods was the earnings on the $16.6 million investment in bank owned life insurance covering executives, which contributed $253,000 for the three months ended June 30, 2002 and $504,000 for the six months ended June 30, 2002.

For the three months and six months ended June 30, 2002, gain on sales of mortgage loans contributed $402,000 and $947,000, respectively to the total non-interest income, compared to $564,000 and 795,000 for the respective periods ended a year ago.  Gain on sales of mortgage loans has been strong over the past twelve months as a result of the increase in the volume of loans refinanced or originated and sold, due to a lower interest rate environment over this period.  We anticipate the volume of loans sold to decrease at an increasing rate to approximately 50% of the past twelve month average volume over the next two quarters based upon our current interest rate assumptions.

For the respective three and six months ended June 30, 2002, service charge income increased $38,000, or 4.2%, to $951,000 and $67,000, or 3.9% to $1.8 million compared to the same periods ended June 30, 2001.  The increase of service charge income was related to additional fee based services offered on deposit account and limitations on fee waivers.

Non-Interest Expense

Non-interest expense increased $410,000 to $5.5 million, or 8.0%, for the three months ended June 30, 2002, compared to $5.1 million for the three months ended June 30, 2001.  For the six months ended June 30, 2002, non-interest expense increased $998,000 to $10.9 million, or 10.1%, from $9.9 million for the six months ended June 30, 2001.  Contributing to the increase for the respective three and six months ended was $415,000 and $859,000 in non-interest expense from the operations of Colorado Springs National Bank, acquired on September 18, 2001.  Net of the operations of the acquired bank, non-interest expense decreased $5,000 for the three months ended June 30, 2002 compared to the same three months ended a year ago and increased $139,000, or 1.4% for the six months ended June 30, 2002 compared to the same six months ended a year ago.

The largest component of non-interest expense is salaries and benefits expense, which increased $339,000 and $835,000 for the respective three and six months ended June 30, 2002 compared to the same periods a year ago.  Net of the respective $223,000 and $450,000 in salary and benefits contributed from the operations of Colorado Spring National Bank, salaries and benefit expense increased $116,000 for the three months ended June 30, 2002 and $385,000 for the six months ended June 30, 2002.  The increases were primarily the result of an increase in bonus expense relating our performance based bonus program of $137,000 for the three months ended and $253,000 for the six months ended; an increase from our salary continuation plan and deferred compensation plan of $87,000 for the three months ended and $142,000 for the six months ended; and compensation expense related to the variable options granted under the our stock incentive plan of $48,000 for the three months ended and $95,000 for the six months ended.

Goodwill amortization decreased $85,000 for the three months ended June 30, 2002, and $176,000 for the six months ended June 30, 2002, compared to the respective three and six months ended June 30, 2001, resulting from the implementation of SFAS 142 Goodwill and Other Intangible Assets on January 1, 2002.

Income Tax Expense

We recorded income tax expense of $1.1 million for the three months ended June 30, 2002 an increase of $747,000 compared to an income tax expense of $401,000 for the three months ended June 30, 2001.  Income tax expense for the six months ended June 30, 2002 was $1.7 million, an increase of $949,000 from $740,000 recorded for the six months ended June 30, 2002.  Included in income tax expense for the three and six month periods ended June 30, 2002 was $648,000 of income tax expense related to the sale of the branches during the second quarter which resulted in an effected tax rate of 50.37% for the three months ended June 30, 2002 and 40.43% for the six months ended June 30, 2002.  The high effective tax rate was the result of the book versus tax basis on the related $1.3 million in goodwill as summarized with the following table.

	Book Bais	Tax Basis
Proceeds from sale	$1,762,000	$1,762,000
Goodwill, net	(1,310,000)	—
Gain on sale before tax	452,000	1,762,000
Income tax expense	(648,000)	(648,000)
Net (loss) gain on sale of branches	$(196,000)	$1,114,000

Net of the income tax expense recorded with the branch sale, the decrease in the effective tax rate for the three months ended June 30, 2002 to 27.37% from 31.53% for the three months ended June 30, 2001, and 27.94% for the six months ended June 30, 2002 from 30.64% for the six months ended June 30, 2001, was primarily the result of the implementation of SFAS 142 Goodwill and Other Intangible Assets, which decreased non-tax deductible goodwill amortization expense $85,000 for the three months ended June 30, 2002 and $176,000 for the six months ended June 30, 2002.  Our effective tax rate is less than the statutory federal rate of 34.00% due primarily to municipal interest income and the income tax benefit resulting from dividends passed through the ESOP to the ESOP participants.

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

The following table indicates that at June 30, 2002, if there had been a sudden and sustained increase in prevailing market interest rates, our 2002 interest income would be expected to decrease, while a decrease in rates would indicate an increase in income.

Change in Interest Rates	Net Interest Income	(Decrease) Increase	Percent Change
	(Dollars In Thousands)
200 basis point rise	$22,590	$1,239	5.80%
100 basis point rise	21,970	620	2.90
base rate scenario	21,350	—	—
100 basis point decline	20,314	(1,036)	(4.85)
200 basis point decline	18,345	(3,005)	(14.08)

PART II  OTHER INFORMATION

Item 1.    Legal Proceedings

We are from time to time involved in routine litigation incidental to the conduct of our business.  We believe that no pending litigation to which we are a party will have a material adverse effect on our liquidity, financial condition, or results of operations.

Item 4.    Submission Of Matters To A Vote Of Security Holders

a)              The annual meeting of Stockholders was held on June 18, 2002.

b)             The following individuals were elected as Directors for the term of three years each.

Name

	For

		Against

Keith B. Edquist	3,511,853	90,758
Carolyn S. Jacobs	3,315,015	284,298
Denis A. Kurtenbach	3,484,615	114,698

The following directors continued in office after the annual meeting:

Robert J. Weatherbie

Michael L. Gibson

R.G. (Gary) Kilkenny

Montie K. Taylor

c)              The shareholders ratified the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2002.  Shareholders voted on this proposal as follows:

For	Against	Abstain
3,536,963	9,699	53,750

d)             Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

a)	Exhibits
	99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350
	99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

Exhibit Number	Description
2.1	Acquisition Agreement and Plan of Merger dated October 1, 1999 among Team Financial, Inc., Team Financial Acquisition Subsidiary, Inc., and ComBankshares, Inc. (2)
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)
3.2	Amended Bylaws of Team Financial, Inc. (1)
4.1	Form of Indenture. (5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1). (5)
4.3	Certificate of Trust. (5)
4.4	Trust Agreement. (5)
4.5	Form of Amended and Restated Trust Agreement. (5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (5)
4.7	Form of Preferred Securities Guarantee Agreement. (5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 1, 2001. (5)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 1, 2001. (5)
10.3	Employment Agreement between Team Financial, Inc. and Rick P. Bartley dated January 1, 2001. (5)
10.4	Laser Pro License and Maintenance Agreement between Miami County National Bank (now TeamBank N.A.) and CFI Bankers Service Group, Inc. dated March 17, 1999. (5)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)
10.7-10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)
10.14	Team Financial, Inc. - Employee Stock Purchase Plan. (1)
10.15	Loan agreement between Team Financial, Inc. and Mercantile Bank dated December 3, 1999. (4)
10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001 (1)

11.1	Statement regarding Computation of per share earnings - see consolidated financial statements. (1)
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (3)
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (3)

(1)                                  Filed with Registration Statement on Form S-1 dated August 6, 2001, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.

(2)           Filed with the amended Form 8-K dated December 30, 1999 and incorporated herein by reference.

(3)           Filed herewith.

(4)           Filed with quarterly report on form 10-Q for the period ended September 30, 2000.

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

Date:	August 14, 2002	By:	/s/ Robert J. Weatherbie
Robert J. Weatherbie Chairman Chief Executive Officer

Date:	August 14, 2002	By:	/s/ Michael L. Gibson
Michael L. Gibson President of Investments Chief Financial Officer