Form 10-Q
period 2002-09-30
TEAM FINANCIAL INC /KS
filed 2002-11-13
CIK 1082484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

There were 4,176,129 shares of the Registrant’s common stock, no par value, outstanding as of November 12, 2002.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Financial Condition as of September 30, 2002 and December 31, 2001

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2002 and 2001

Consolidated Statements of Changes In Stockholders’ Equity for the Nine Months Ended September 30, 2002

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001

Notes to Unaudited Consolidated Financial Statements

Item 2.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Item 3.	Quantitative And Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Signature Page

Exhibit 99.1

Exhibit 99.2

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Financial Condition

(In Thousands)

(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Cash and due from banks	$21,289	$19,513
Federal funds sold and interest bearing bank deposits	3,337	19,382
Cash and cash equivalents	24,626	38,895

Investment securities
Available for sale, at fair value (amortized cost of $237,600 and $203,528 at September 30, 2002 and December 31, 2001, respectively)	243,528	204,651
Total investment securities	243,528	204,651

Loans receivable, net of unearned fees	328,297	357,080
Allowance for loan losses	(4,441)	(4,392)
Net loans receivable	323,856	352,688

Accrued interest receivable	5,044	5,332
Premises and equipment, net	11,794	11,319
Assets acquired through foreclosure	1,596	1,572
Goodwill	10,700	12,010
Intangible assets, net of accumulated amortization	5,218	5,535
Bank owned life insurance policies	16,743	16,187
Other assets	3,009	2,121

Total assets	$646,114	$650,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Checking deposits	$153,029	$163,617
Savings deposits	31,435	36,336
Money market deposits	54,395	51,117
Certificates of deposit	207,929	236,681
Total deposits	446,788	487,751
Federal funds purchased and securities sold under agreements to repurchase	4,887	10,386
Federal Home Loan Bank advances	113,383	74,438
Notes payable	6,459	9,645
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	15,525
Accrued expenses and other liabilities	8,091	7,195

Total liabilities	595,133	604,940

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 4,422,210 and 4,414,142 shares issued; 4,067,627 and 4,179,242 shares outstanding at September 30, 2002 and December 31, 2001, respectively	27,193	27,144
Capital surplus	165	68
Retained earnings	22,576	19,493
Treasury stock, 354,583 and 234,900 shares of common stock at cost at September 30, 2002, and December 31, 2001, respectively	(2,865)	(2,056)
Accumulated other comprehensive income	3,912	721

Total stockholders’ equity	50,981	45,370

Total liabilities and stockholders’ equity	$646,114	$650,310

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Interest Income:
Interest and fees on loans	$6,249	$7,369	$19,846	$22,576
Taxable investment securities	2,796	1,830	7,662	5,976
Nontaxable investment securities	226	232	670	803
Other	19	173	216	518

Total interest income	9,290	9,604	28,394	29,873

Interest Expense:
Deposits
Checking deposits	238	448	790	1,394
Savings deposits	92	127	393	374
Money market deposits	231	340	721	1,005
Certificates of deposit	1,771	3,298	6,179	10,759
Federal funds purchased and securities sold under agreements to repurchase	24	42	53	182
FHLB advances payable	1,226	407	2,976	1,240
Notes payable	81	129	261	616
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	377	213	1,131	213

Total interest expense	4,040	5,004	12,504	15,783

Net interest income before provision for loan losses	5,250	4,600	15,890	14,090

Provision for loan losses	412	217	746	895

Net interest income after provision for loan losses	4,838	4,383	15,144	13,195

Non-Interest Income:
Service charges	952	917	2,757	2,655
Trust fees	152	138	439	418
Gain on sales of mortgage loans	516	464	1,463	1,259
Gain on sales of investment securities	3	3	69	6
Gain on sale of branch assets	—	—	452	—
Other	785	587	2,017	1,293

Total non-interest income	2,408	2,109	7,197	5,631

Non-Interest Expenses:
Salaries and employee benefits	2,876	2,539	8,740	7,568
Occupancy and equipment	573	561	1,729	1,710
Data processing	457	453	1,439	1,265
Professional fees	275	341	839	908
Marketing	86	82	202	199
Supplies	94	100	275	264
Goodwill amortization	—	88	—	264
Intangible asset amortization	335	179	670	526
Conversion	—	80	6	149
Other	749	757	2,462	2,246

Total non-interest expenses	5,445	5,180	16,362	15,099

Income before income taxes	1,801	1,312	5,979	3,727

Income taxes	545	374	2,234	1,114

Net income	$1,256	$938	$3,745	$2,613

Shares applicable to basic income per share	4,166,785	3,962,068	4,178,169	3,925,020

Basic income per share	$0.30	$0.24	$0.90	$0.67

Shares applicable to diluted income per share	4,190,421	4,009,318	4,195,698	3,972,270

Diluted income per share	$0.30	$0.23	$0.89	$0.66

 See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Net Income	$1,256	$938	$3,745	$2,613
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $792 and $464 for the three months ended September 30, 2002 and September 30, 2001, respectively; and net of tax of $1,637 and $1,108 for the nine months ended September 30, 2002 and September 30, 2001, respectively	1,539	896	3,237	2,092
Reclassification adjustment for gains (losses) included in net income net of tax of $(1) and $(1) for the three months ended September 30, 2002 and September 30, 2001, respectively; and net of tax of $(23) and $(2) for the nine months ended September 30, 2002 and September 30, 2001, respectively	(2)	(2)	(46)	(4)
Cumulative effect of change in accounting principle, net of tax of $101 for the nine months ended September 30, 2001.	—	—	—	196
Other comprehensive income, net	1,537	894	3,191	2,284
Comprehensive income	$2,793	$1,832	$6,936	$4,897

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Changes In Stockholders’ Equity

Nine Months Ended September 30, 2002

(In Thousands)

(Unaudited)

	Common stock	Captial surplus	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total stockholders’ equity
BALANCE, December 31, 2001	$27,144	$68	$19,493	$(2,056)	$721	$45,370
Treasury stock purchased (122,978 shares)				(809)		(809)
Common stock issued in connection with compensation plans (8,068 shares)	49					49
Increase in additional paid in capital in connection with stock compensation plans		97				97
Net Income			3,745			3,745
Dividends ($0.15 per share)			(662)			(662)
Other comprehensive income (loss) net of $792 in taxes					3,191	3,191
BALANCE, September 30, 2002	$27,193	$165	$22,576	$(2,865)	$3,912	$50,981

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements Of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$3,745	$2,613
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	746	895
Depreciation and amortization	2,114	1,254
Allocation of ESOP shares	—	375
Non-cash compensation expense	97	—
Change in bank owned life insurance	(556)	(208)
Net gain on sales of investment securities	(69)	(6)
Net gain on sales of mortgage loans	(1,463)	(1,259)
Net loss (gain) on sales of assets acquired through foreclosure	6	(6)
Net gain on sale of branch assets	(452)	—
Net gain on sale of credit card portfolio	—	(10)
Proceeds from sale of credit card portfolio	—	1,187
Proceeds from sale of mortgage loans	82,481	38,869
Origination of mortgage loans for sale	(73,884)	(41,204)
Net increase in other assets	(1,398)	(2,207)
Net (decrease) increase in accrued expenses and other liabilities	(616)	625

Net cash provided by operating activities	10,751	918

Cash flows from investing activities:
Net decrease in loans	10,873	11,060
Proceeds from sale of investment securities available-for-sale	9,802	34
Proceeds from maturities and principal reductions of investment securities available-for-sale	41,677	49,749
Purchases of investment securities available-for-sale	(101,722)	(31,455)
Purchase of premises and equipment, net	(1,458)	(537)
Purchase of bank owned life insurance	—	(14,000)
Proceeds from sales on assets acquired through foreclosure	291	942
Net cash decrease from sale of branches	(30,493)	—
Cash received for acquisitions, net	—	8,370

Net cash (used in) provided by investing activities	(71,030)	24,163

Cash flows from financing activities:
Net increase (decrease) in deposits	17,138	(13,916)
Net decrease in federal funds purchased and securities sold under agreement to repurchase	(5,499)	(2,414)
Payments on Federal Home Loan Bank advances	(1,055)	(4,454)
Proceeds from Federal Home Loan Bank advances	40,000	—
Payments on notes payable	(3,486)	(9,700)
Proceeds from notes payable	300	4,500
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	—	15,525
Common stock issued	49	6
Purchase of treasury stock	(809)	(24)
Dividends paid on common stock	(628)	(588)

Net cash provided by (used in) financing activities	46,010	(11,065)

Net change in cash and cash equivalents	(14,269)	14,016

Cash and cash equivalents at beginning of the period	38,895	25,367

Cash and cash equivalents at end of the period	$24,626	$39,383

Supplemental disclosures of cash flow information:

Cash paid during period for:
Interest	$12,891	$16,156
Taxes	1,044	—

Noncash activities related to operations
Assets acquired through foreclosure	$978	$1,396
Loans to facilitate the sale of real estate acquired through foreclosure	—	204

Non-cash financing activities - Transfer of securities from held-to-maturity to available-for-sale	$—	$24,864

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine month periods ended September 30, 2002 and 2001

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

The interim consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated.  The December 31, 2001 statement of financial condition has been derived from the audited consolidated financial statements as of that date.  The results of the interim period ended September 30, 2002 are not necessarily indicative of the results that may occur for the year ending December 31, 2002.

Note 2:  Income Per Share

Basic income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year.  Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Note 3:  Stock Repurchase Program

Our Board of Directors approved a stock repurchase program in January 2001, authorizing the repurchase of up to 300,000 shares of our common stock.  As of September 30, 2002, we had repurchased 122,978 shares of our common stock under the program at an average price of $9.76 per share.

Note 4:  Dividend Declared

On August 27, 2002, we declared a quarterly cash dividend of $0.06 per share to all shareholders of record on September 30, 2002, payable October 18, 2002.

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

Note 6:  Acquisitions and Sale of Branches

On June 21, 2002 our wholly owned subsidiary, Community Bank, sold its Chapman and Abilene, Kansas branch locations to First National Bank of Belleville, Kansas for a premium of $1.7 million.  We recorded a pre-tax gain on the sale of $452,000 and an after tax loss on the sale of $196,000.  The after tax loss was due to a difference in the book versus tax basis on the reduction of  $1.3 million in goodwill with the sale.  The $7.4 million in cash proceeds from the sale of the Community Bank branches will be re-allocated to the Kansas City metropolitan market and the Colorado Springs metropolitan market along the front range of the Colorado Rocky Mountains.

On September 18, 2001, we acquired 100% of the outstanding stock of Post Bancorp, Inc., owner of Colorado Springs National Bank for $12.8 million, consisting of $11.0 million in cash and $1.8 million in common stock.  We  financed the cash portion of the Post Bancorp, Inc. purchase price through the issuance of 1,552,500, 9.50% Cumulative Trust Preferred Securities at $10 per preferred security.  The net proceeds were $14,425,000 after deduction of offering expenses and underwriting commissions of $1,100,000.  The remaining net proceeds were used to pay down our line of credit.  The cumulative trust preferred securities trade on the NASDAQ national market under the symbol “TFINP

The results of Post Bancorp, Inc. operations have been included in the consolidated financial statements since September 18, 2001.

Note 7:  Goodwill and Intangible Assets

Goodwill and intangible assets:  Effective July 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations.  Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets.

The following table summarizes our intangible assets as of September 30, 2002.

	As of September 30, 2002
	Gross Carrying Amount	Accumulated Amortization
	(In Thousands)
Core deposit intangible	$6,400	$2,017
Mortgage servicing rights	1,905	1,070
Total intangible assets	$8,305	$3,087

The following table summarizes amortization expense on the intangible assets.

	As of September 30,
	2002	2001
	(In Thousands)
Aggregate Amortization Expense	$670	$526

	Estimated Amortization Expense
	Core Deposit Intangible	Mortgage Servicing Rights
	(In Thousands)
For the year ending December 31, 2002	$515	$239
For the year ending December 31, 2003	487	126
For the year ending December 31, 2004	468	126
For the year ending December 31, 2005	463	126
For the year ending December 31, 2006	463	126

Goodwill at September 30, 2002 was $10.7 million, a decrease of $1.3 million from December 31, 2001 from the sale of our Chapman and Abilene, Kansas branches during the second quarter.  There was no impairment to goodwill recorded for the three or nine months ended September 30, 2002.

Goodwill
Balance as of January 1, 2002	$12,010
Goodwill acquired during period	—
Impairment losses	—
Reduction of goodwill related to sale of Bank Branches	1,310
Balance as of September 30, 2002	$10,700

As required by SFAS 142, we discontinued recording goodwill amortization effective January 1, 2002.  The following tables compare results of operations as if no goodwill amortization had been recorded in 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net income	$1,256	$938	$3,745	$2,613
Add back goodwill amortization	—	88	—	264
Adjusted net income	$1,256	$1,026	$3,745	$2,877

Basic income per share	$0.30	$0.24	$0.90	0.67
Add back goodwill amortization	—	0.02	—	0.06
Adjusted net income	$0.30	$0.26	$0.90	$0.73

Diluted income per share	$0.30	$0.23	$0.89	$0.66
Add back goodwill amortization	—	0.02	—	$0.06
Adjusted net income	$0.30	$0.26	$0.89	$0.72

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

Allowance for Loan Losses:  An allowance has been established for loan losses.  The provision for loan losses charged to operations is based on management’s judgment of current economic conditions and the credit risk of the loan portfolio.  Management believes that this allowance is adequate for the losses inherent in the loan portfolio.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of the examination process, periodically review this allowance and may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

FINANCIAL CONDITION

Total assets at September 30, 2002, were $646.1 million compared to $650.3 million at December 31, 2001.  The decrease of $3.9 million was primarily due to $26.6 million of assets sold with the two branch sales during the second quarter along with a $19.1 decrease in loans receivable, net of the branch sales.  The decrease in loans receivable was re-invested in investments securities, which increased $38.7 million from December 31, 2001.

Total deposits at September 30, 2002, were $446.8 million compared to $487.8 million at December 31, 2001.  The decrease of $41.0 million was primarily the result of $26.5 million in deposits sold with the two branch sales during the quarter.  The remaining $14.5 million decrease in deposits was attributable to a decrease of $14.2 million in certificates of deposit accounts primarily from the decrease of public fund certificates of deposit.

Investment Securities:  Total investment securities were $243.5 million at September 30, 2002, compared to $204.7 million at December 31, 2001, an increase of $38.9 million, or 19.0%.  Net of the $15.8 million in investment securities sold with the branch sale, investment securities increased $54.6 million from December 31, 2001.  The increase was a combination of a $40.0 million leverage transaction during the third quarter as well as investing the cash flow from the decrease in loans receivable.

The leverage transaction consisted of purchasing $40.0 million in short term mortgage backed investment securities from $40.0 million in borrowings from the Federal Home Loan Bank for a spread of approximately 150 basis points.  The Federal Home Loan Bank borrowings consisted of $30.0 million in 10/1 convertible advances with a 7.50% LIBOR strike and $10.0 million in 5/1 convertible securities with a 7.50% strike.  The intent of the leverage transaction is to increase the asset sensitivity of our balance sheet to benefit from an increase in interest rates and borrow long-term borrowings during the period of historical low interest rates during the third quarter.  While we believe interest rates may decrease in the next twelve months causing a slight decrease in the spread on this transaction, we anticipate the next trend in interest rates to one of rising interest rates.

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

Loans Receivable:  Loans receivable decreased $28.8 million, or 8.2%, to $328.3 million at September 30, 2002, compared to $357.1 million at December 31, 2001.  The loans sold with the branch sales totaled $9.7 million.  Net of the sale, loans decreased $19.1 million.  This decrease was primarily due to the decrease in one to four family residential mortgage loans of $25.0 million, resulting from a decrease in loans held for sale as well as a reduction in the portfolio due to increased customer refinancing due to the favorable fixed rate mortgage rates.

We have continued to emphasize serving small to mid-sized businesses in the metropolitan areas of Kansas City, Kansas; Omaha, Nebraska; and Colorado Springs, Colorado.  This continued emphasis generated a $10.2 million, or 6.2% increase in commercial loans to $173.9 million at September 30, 2002, compared to $163.7 million at December 31, 2001.  This increase excludes $3.0 million in commercial loans sold with the sale of the branches.  At September 30, 2002, commercial loans comprised 53.0% of the total loan portfolio compared to 45.9% of the loan portfolio at December 31, 2001, and 37.0% of the loan portfolio at December 31, 2000.

Our installment loans decreased $6.9 million, or 22.5%, to $23.7 million at September 30, 2002, compared to $30.6 at December 31, 2001.  Installment loans decreased as a percentage of total loans over the past several years as we place more emphasis on increasing the commercial portion of our loan portfolio.

Most of our residential mortgage loan production is underwritten in compliance with the requirements for sale to or conversion to mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA), and the Government National Mortgage Association (GNMA).  Most of our commercial loans include loans to service, retail, wholesale, and light manufacturing businesses.  These loans are made at rates based on the prevailing national prime interest rate, as well as fixed rates for terms generally ranging from three to five years. Installment loans include automobile, residential, and other personal loans.  The majority of the installment loans are loans with fixed interest rates.

Non-performing Assets: Non-performing assets consist of loans 90 days or more delinquent and still accruing interest, non-accrual loans and assets acquired through foreclosure.  Assets acquired through foreclosure represent real estate properties acquired through foreclosure or by deed in lieu of foreclosure and are classified as assets acquired through foreclosure on our statement of financial condition until the property is sold.  Commercial loans, residential real estate loans, and installment loans are generally placed on non-accrual status when principal or interest is 90 days or more past due, unless the loans are well-secured and in the process of collection.  Loans may be placed on non-accrual status earlier when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal.  Classified assets are loans that are rated substandard or lower according to our internal credit review process.

The following table summarizes our non-performing assets:

	September 30, 2002	December 31, 2001
	(In Thousands)
Non-performing assets:
Non-accrual loans
Real estate loans	$1,356	$1,031
Commercial, industrial, and agricultural	2,129	894
Installment loans	206	391
Lease financing receivables	—	—
Total non-accrual loans	3,691	2,316
Loans past due 90 days or more still accruing
Real estate loans	$3,424	$628
Commercial, industrial, and agricultural	469	741
Installment loans	5	11
Total past due 90 days or more still accruing	3,898	1,380
Total non-performing loans	7,589	3,696
Assets acquired through foreclosure	1,596	1,572
Total non-performing assets	$9,185	$5,268

Non-performing loans to total loans	2.31%	1.04%

Non-performing assets to total assets	1.42%	0.81%

Non-performing assets totaled $9.2 million at September 30, 2002, compared to $5.3 million at December 31, 2001, representing an increase of $3.9 or 74.4%.  The increase in non-performing assets was comprised of an increase in non-accrual loans of $1.4 million, an increase in loans past due 90 days or more and still accruing of $2.5 million, and an increase in assets acquired through foreclosure of $24,000.

Non-performing loans increased $3.9 million or 105.3% to $7.6 million at September 30, 2002 from $3.7 million at December 31, 2001.  The increase in non-performing loans included two larger credits totaling, $3.9 million.  These loans are summarized as follows:

•                  $2.6 million loan on a residential development property in the Kansas City metropolitan area with an average lot price of $300,000.  The loan is over 90 days past due and still accruing.  The borrower has a $3.0 million contract to sell the property once it is plotted.  If the borrower is successful in having the property plotted and sold, management believes the borrower will pay off the loan by the first quarter of 2003 and we will collect all of the principal and interest in full.

•                  $1.3 million agricultural loan in the Kansas City metropolitan area.  The loan was placed on non-accrual status for payment delinquency.  The loan is well secured by real estate, which management believes will be adequate to pay the loan.  We are working with the borrower to liquidate the real estate.  We do not anticipate a loss on the credit.

Other real estate owned was $1.6 million at September 30, 2002 and December 31, 2001, and consisted of 15 properties held by our subsidiary banks, of which five of the properties totaled $1.1 million.  These five properties consisted of, a commercial building in Iola, Kansas, a commercial property in Omaha, Nebraska, a 1-4 family property in Kansas City, Missouri, a 1-4 family property in Ottawa, Kansas, and a 1-4 family property in Nevada, Missouri.  Management is working to sell the real estate as soon as practical and does not anticipate a loss on the sales.

Total classified assets, which are loans rated substandard or lower according to our internal credit review process,

were $14.8 million at September 30, 2002, an increase of $1.7 million from $13.1 million at December 31, 2001.  Included in the increase were three loans aggregating $1.6 million.

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

The following table summarizes our allowance for loan losses:

	Nine Months Ended September 30,
	2002	2001
	(Dollars In Thousands)
Balance, beginning of period	$4,392	$3,911
Provision for loan losses	746	895
Charge-offs	(927)	(1,218)
Recoveries	233	283
Allowance due to (sales) acquisitions	(3)	382
Balance, end of period	$4,441	$4,253

Allowance for loan losses as a percent of total loans	1.35%	1.21%

Allowance for loan losses as a percent of non-performing loans	58.52%	107.94%

Net charge-offs as a percent of total loans	0.28%	0.27%

Allowance for loan losses was 1.35% of total loans at September 30, 2002, an increase from 1.21% at September 30, 2001 and from 1.23% at December 31, 2001.  The ratio of allowance for loan losses as a percent of total loans has been increasing along with the shift in the mix of commercial loans as a percent of total loans.  The allowance for loan losses as a percent of total loans at September 30, 2002, also reflects the decrease in loans receivable of $28.8 million primarily from a decrease in one to four family residential mortgage loans of $25.0 million, which do not require the same percentage of reserve as commercial loans.  The allowance for loan losses as a percent of non-performing loans decreased to 58.52% at September 30, 2002 compared to 107.94% at December 31, 2001.  The decrease in the ratio was a result of the $3.9 million increase in non-performing loans at September 30, 2002, primarily attributable to the two credits previously discussed.  We experienced net charge-offs of $694,000, or 0.28% of total loans, for the nine months ended September 30, 2002, versus $935,000, or 0.27% of total loans, for the corresponding period in 2001.  The $694,000 in net charge-offs was primarily contributed by installment loan net charge-offs of $293,000 and commercial net charge-offs of $235,000.  Provision for loan losses for the nine months ended September 30, 2002 was $746,000, compared to $895,000 for the nine months ended September 30, 2001.   Provision for loan losses for the three months ended September 30, 2002 was $412,000, compared to $217,000 for the three months ended September 30, 2001.

Deposits:  Total deposits decreased $41.0 million, or 8.4%, to $446.8 million at September 30, 2002, from $487.8 million at December 31, 2001.  Net of the $26.5 million of deposits related to the branch sale, total deposits decreased $14.5 million.  This decrease was attributable to a decrease of $14.2 million in certificates of deposit accounts primarily from the decreased of public fund certificates of deposit.

Federal funds purchased and securities sold under agreements to repurchase:  Federal funds purchased and securities sold under agreements to repurchase decreased $5.5 million, to $4.9 million at September 30, 2002.  The decrease is related to the proceeds from the decrease in loans held for sale and one to four family mortgages.

Regulatory Capital:  We are subject to regulatory capital requirements administered by Federal Reserve, the Federal Deposit Insurance Corporation, and the Comptroller of the Currency.  Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions.  As of September 30, 2002, we met all capital adequacy requirements to which we are subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis.  Our ratios at September 30, 2002, were as follows:

	At September 30, 2002
Ratio	Actual	Minimum Required
Total capital to risk weighted assets	13.39%	8.00%
Core capital to risk weighted assets	12.22%	4.00%
Core capital to average assets	7.44%	4.00%

Liquidity

We continuously forecast and manage our liquidity in order to satisfy cash flow requirements of depositors and borrowers and allow us to meet our own cash flow needs.  We have developed internal and external sources of liquidity to meet our continued growth needs.  These include, but are not limited to, the ability to raise deposits through branch promotional campaigns, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank.  Our most liquid assets are cash and cash equivalents and investment securities available-for-sale.  The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.  At September 30, 2002 and December 31, 2001, these liquid assets totaled $268.2 million and $243.5 million, respectively.  Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before provision for loan losses for the three and nine months ended September 30, 2002 totaled $5.3 million and $15.9 million, respectively, compared to $4.6 million and $14.1 million for the same periods in 2001.  The respective increases of $650,000 and $1.8 million were primarily attributable to the additional net interest income contributed from the operations of Colorado Springs National Bank acquired in September of 2001.

Our net interest margin as a percent of average earning assets was 3.79% for the three months ended September 30, 2002 compared to 3.75% on September 30, 2001.  Favorably impacting net interest margin for the three months ended September 30, 2002, was a 134 basis point decrease in the average cost of interest bearing liabilities compared to the three months ended September 30, 2001.  Offsetting the favorable decrease in the cost of interest bearing liabilities was an unfavorable decrease of 126 basis points in the average rate of interest earning assets.  The result was a favorable increase in our interest rate spread of 8 basis points.

For the nine months ended September 30, 2002, our net interest margin as a percent of average earning assets was 3.87% compared to 3.96% on September 30, 2001.  Favorably impacting net interest margin for the nine months ended September 30, 2002, was a 150 basis point decrease in the average cost of interest bearing liabilities compared to the nine months ended September 30, 2001.  Offsetting the favorable decrease in the cost of interest bearing liabilities was an unfavorable decrease of 145 basis points in the average rate of interest earning assets.  The result was a favorable decrease in our interest rate spread of 5 basis points.

The average rate on interest earning assets was 6.58% for the three months ended September 30, 2002, representing a decrease of 126 basis points from the same three months ended a year ago.  For the nine months ended September 30, 2002, the average rate on interest earning assets was 6.79%, representing a decrease of 145 basis points.  Interest earning assets are comprised of loans receivable, investment securities, and federal funds sold and interest-bearing deposits.

The average rate on loans receivable decreased 127 basis points to 7.58% for the three months ended September 30, 2002, compared to 8.85% for the three months ended September 30, 2001.  The average rate on loans receivable decreased 115 basis points to 7.87% for the nine months ended September 30, 2002, compared to 9.02% for the nine months ended September 30, 2001.  The decrease is primarily reflective of a decrease in the national prime rate of 475 basis points since January 1, 2001, decreasing the interest rate on our variable rate commercial loans tied to the prime interest rate index, decreasing the interest rate on newly originated commercial loans, and resulting in lower interest rates on loans re-financed by customers.  In addition to the decrease in the prime interest rate was a decrease in our higher yielding one to four family mortgage loans as customers re-financed for lower fixed rate loans, which we primarily sell and do not hold as part of the one to four family mortgage portfolio.  Favorably impacting the average rate on loans receivable was the increase of commercial loans as a percent of the total loan portfolio to 53.0% of the total loan portfolio at September 30, 2002, compared to 45.0% at September 30, 2001.

The average rate on investment securities-taxable decreased 161 basis points to 5.09% for the three months ended September 30, 2002, compared to 6.70% for the three months ended September 30, 2001.  The average rate on investment securities-taxable decreased 145 basis points to 5.29% for the nine months ended September 30, 2002, compared to 6.74% for the same nine month period ended September 30, 2001.  The decrease in the average rate of investment securities is related to the decrease in market interest rates since January of 2001.  The decrease has caused many of our portfolio’s issuers of securities to retire or prepay their securities prior to maturity since they have been able to refinance at lower rates.  Because of these unexpected early prepayments, we have re-invested the proceeds in new securities, which yield lower interest rates due to the decline in market interest rates.  Also contributing to the decrease of the average rate on investment securities was the purchase $40.0 million in short term mortgage backed securities in the leverage transaction during the third quarter.

The average rate paid on interest-bearing liabilities decreased 134 basis points to 3.17% for the three months ended September 30, 2002, compared to 4.51% for the same three months ended a year ago.  For the nine months ended September 30, 2002, the average rate paid on interest-bearing liabilities decreased 150 basis points to 3.26%, compared to 4.76% for the same nine-month period a year ago.  Interest bearing liabilities are comprised of interest paid on savings and interest bearing checking deposits, time deposits, federal funds purchased and securities sold under agreements to repurchase, holding company notes payable, Federal Home Loan Bank Advances, and on our subordinated debentures held by our subsidiary trust which issued the 9.50% preferred securities.

The average rate paid on interest-bearing savings and interest bearing checking deposits decreased 122 basis points to 1.25% for the three months September 30, 2002, compared to 2.47% for the three months ended September 30, 2001, while the average rate paid on time deposits decreased 199 basis points to 3.39%, from 5.38% over the same respective time periods.  For the nine months ended September 30, 2002, the average rate paid on interest-bearing savings and interest bearing checking deposits decreased 121 basis points to 1.38%, compared to 2.59% for the nine months ended September 30, 2001, while the average rate paid on time deposits decreased 202 basis points to 3.71%, from 5.73% compared to the same period in the prior year.  The average rate paid on these deposits decreased, as we decreased the average rate paid on deposit accounts with the decrease in interest rates.

The average rate paid on federal funds purchased and securities sold under agreements to repurchase decreased 156 basis points to 1.61% for the three months ended September 30, 2002, from 3.17% for the same period a year ago.  For the nine months ended September 30, 2002, the average rate paid on federal funds purchased and securities sold under agreements to repurchase decreased 271 basis points to 1.51%, compare to 4.22% for the same period in the prior year.  These decreases were the result of the general decrease in market interest rates.

The average rate paid on notes payable and Federal Home Loan Bank advances decreased 64 basis points to 5.26% for the quarter ended September 30, 2002, compared to 5.90% for the same quarter ended a year ago.  For the nine months ended September 30, 2002, the average rate paid on notes payable and Federal Home Loan Bank advances decreased 115 basis points to 5.04%, compared to 6.19% for the same nine month period in the prior year.  These decreases were the result of the general decrease in market interest rates.

We incurred $377,000 and $1.1 million of interest expense for the respective three and nine months ended September 30, 2002, compared to $213,000 for the three and nine months ended September 30, 2001, on our 9.50% subordinated debentures, which we issued in connection with the sale by our wholly-owned subsidiary, Team Financial Capital Trust I, of 9.50% trust preferred securities.  We issued these securities in August of 2001, in connection with our acquisition of Post Bancorp, Inc.  The average rate recorded on these company obligated mandatorily redeemable preferred securities was 9.71% for the three and nine months ended September 30, 2002.  The difference between the contractual interest rate of 9.50% on the trust preferred securities and the 9.71% recorded interest rate, is the amortization of debt issuance costs of $8,700 and $27,700 for the respective three and nine month periods ended September 30, 2002.  The debt issuance costs are being amortized over a 30 year period.

The following tables present certain information relating to net interest income for the three months and nine months ended September 30, 2002 and 2001.  The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown.

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars In Thousands)
Interest earning assets:
Loans receivable, net(1)(2)(3)	$326,882	$6,249	7.58%	$330,471	$7,369	8.85%
Investment securities-taxable	217,920	2,796	5.09%	108,361	1,830	6.70%
Investment securities-nontaxable (4)	25,109	468	7.40%	24,982	232	3.68%
Federal funds sold and interest-bearing deposits	4,771	19	1.58%	22,443	173	3.06%
Total interest earning assets	$574,682	9,532	6.58%	$486,257	9,604	7.84%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$178,286	561	1.25%	$146,787	915	2.47%
Time deposits	207,269	1,771	3.39%	243,093	3,298	5.38%
Federal funds purchased and securities sold under agreements to repurchase	5,900	24	1.61%	5,260	42	3.17%
Notes Payable and Federal Home Loan Bank Advances	98,651	1,307	5.26%	36,045	536	5.90%
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	377	9.71%	8,699	213	9.71%
Total interest bearing liabilities	$505,631	4,040	3.17%	$439,884	5,004	4.51%

Net interest income (tax equivalent)		$5,492			$4,600
Interest rate spread			3.41%			3.32%
Net interest earning assets	$69,051			$46,373

Net interest margin			3.79%			3.75%
Ratio of average interest bearing liabilities to average interest earing assets	87.98%			90.46%

(1)          Loans are net of deferred loan fees.

(2)          Non-accruing loans are included in the computation of average balances.

(3)          The Company includes loan fees in interest income.  These fees for the three months ended September 30, 2002 and 2001 were $196,000 and $223,000, respectively.

(4)          Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended September 30, 2002 and 2001 were $242,000 and $190,000, respectively.

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

	(Dollars In Thousands)
Interest earning assets:
Loans receivable, net(1)(2)(3)	$337,080	$19,846	7.87%	$334,668	$22,576	9.02%
Investment securities-taxable	193,692	7,662	5.29%	118,499	5,976	6.74%
Investment securities-nontaxable(4)	24,915	1,361	7.30%	24,211	1,337	7.38%
Federal funds sold and interest-bearing deposits	16,920	216	1.71%	16,261	518	4.26%
Total interest earning assets	$572,607	29,085	6.79%	$493,639	30,407	8.24%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$184,276	1,904	1.38%	143,275	2,773	2.59%
Time deposits	222,457	6,179	3.71%	250,859	10,759	5.73%
Federal funds purchased and securities sold under agreements to repurchase	4,701	53	1.51%	5,773	182	4.22%
Notes payable and Federal Home Loan Bank advances	85,853	3,237	5.04%	40,071	1,856	6.19%
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	1,131	9.71%	2,932	213	9.71%
Total interest bearing liabilities	$512,812	12,504	3.26%	$442,910	15,783	4.76%

Net interest income (tax equivalent)		$16,581			$14,624
Interest rate spread			3.53%			3.47%
Net interest earning assets	$59,795			$50,729

Net interest margin(4)			3.87%			3.96%
Ratio of average interest bearing liabilities to average interest earning assets	89.56%			89.72%

(1)          Loans are net of deferred loan fees.

(2)          Non-accruing loans are included in the computation of average balances.

(3)          The Company includes loan fees in interest income.  These fees for the nine months ended September 30, 2002, and 2001 were $710,000 and $589,000, respectively.

(4)          Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the nine months ended September 30, 2002, and 2001 were $691,000 and $534,000, respectively.

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

	Three Months Ended September 30, 2002 Compared To Three Months Ended September 30, 2001

	Increase (Decrease) Due To:
	Volume	Rate	Net
	(In Thousands)
Interest Income:
Loans receivable, net(1)(2)(3)	$(79)	$(1,041)	$(1,120)
Investment securities-taxable	1,850	(884)	966
Investment securities-nontaxable(4)	1	235	236
Federal funds sold and interest-bearing deposits	(136)	(18)	(154)
Total Interest Income	1,636	(1,708)	(72)

Interest Expense:
Savings deposits and interest bearing checking	196	(550)	(354)
Time deposits	(486)	(1,041)	(1,527)
Federal funds purchased and securities sold under agreements to repurchase	5	(23)	(18)
Notes Payable and Federal Home Loan Bank Advances	931	(160)	771
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	164	—	164
Total Interest Expense	810	(1,774)	(964)

Net change in net interest income	$826	$66	$892

(1)          Loans are net of deferred loan fees.

(2)          Non-accruing loans are included in the computation of average balances.

(3)          The Company includes loan fees in interest income.  These fees for the three months ended September 30, 2002 and 2001 were $196,000 and $223,000, respectively.

(4)          Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended September 30, 2002 and 2001 were $242,000 and $190,000, respectively.

	Nine Months Ended September 30, 2002 Compared To Nine Months Ended September 30, 2001

	Increase (Decrease) Due To:
	Volume	Rate	Net
	(In Thousands)
Interest Income:
Loans receivable, net(1)(2)(3)	$163	$(2,893)	$(2,730)
Investment securities-taxable	3,792	(2,106)	1,686
Investment securities-nontaxable(4)	39	(15)	24
Federal funds sold and interest-bearing deposits	21	(323)	(302)
Total Interest Income	4,015	(5,337)	(1,322)

Interest Expense:
Savings deposits and interest bearing checking	794	(1,663)	(869)
Time deposits	(1,219)	(3,361)	(4,580)
Federal funds purchased and securities sold under agreements to repurchase	(34)	(95)	(129)
Notes Payable and Federal Home Loan Bank Advances	2,121	(740)	1,381
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	915	3	918
Total Interest Expense	2,577	(5,856)	(3,279)

Net change in net interest income	$1,438	$519	$1,957

(1)          Loans are net of deferred loan fees.

(2)          Non-accruing loans are included in the computation of average balances.

(3)          The Company includes loan fees in interest income.  These fees for the nine months ended September 30, 2002, and 2001 were $710,000 and $589,000, respectively.

(4)          Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the nine months ended September 30, 2002, and 2001 were $691,000 and $534,000, respectively.

Non-Interest Income

Non-interest income for the three months ended September 30, 2002 was $2.4 million, an increase of $299,000, or 14.2%, from $2.1 million for the three months ended September 30, 2001.  For the nine months ended September 30, 2002, non-interest income was $7.2 million, an increase of $1.6 million, or 27.8%, from $5.6 million for the nine months ended September 30, 2001.  Contributing to the increase in non-interest income for the respective three and nine months ended September 30, 2002 was $83,000 and $260,000 non-interest income from the operations of Colorado Springs National Bank, acquired on September 18, 2001.  Net of the operations of the acquired bank, non-interest income increased $216,000 for the three months ended September 30, 2002 compared to the same three months ended a year ago and increased $1.3 million for the nine months ended September 30, 2002 compared to the same nine months ended a year ago.

For the three months and nine months ended September 30, 2002, gain on sales of mortgage loans contributed $52,000, or 11.2%, and $204,000, or 16.2%, respectively to the increase in total non-interest income compared to the same periods last year.  Gain on sales of mortgage loans has been strong over the past fifteen months as a result of the increase in the volume of loans refinanced or originated and sold, due to a lower interest rate environment over this period.  We anticipate the volume of loans sold to decrease at an increasing rate to approximately 50% of the past twelve month average volume over the next two quarters based upon our current interest rate assumptions.

For the respective three and nine months ended September 30, 2002, service charge income increased $35,000, or 3.8%, to $952,000 and $102,000, or 3.8% to $2.8 million compared to the same periods ended September 30, 2001.  The increase of service charge income was related to additional fee based services offered on deposit account and limitations on fee waivers.

For the respective three and nine months ended September 30, 2002, other income contributed $198,000, or 33.7%, and $724,000, or 56.0%, to the total increase non-interest income over the same periods ended September 30, 2001.  Contributing to the increase in other income for the respective three and nine month periods was the earnings on the $16.6 million investment in bank owned life insurance covering executives, which contributed $255,000 for the three months ended September 30, 2002 and $762,000 for the nine months ended September 30, 2002.  Included in the increase in non-interest income for the nine months ended September 30, 2002, was a gain on the branch sales of $452,000.

Non-Interest Expense

Non-interest expense increased $265,000 to $5.4 million, or 5.1%, for the three months ended September 30, 2002, compared to $5.2 million for the three months ended September 30, 2001.  For the nine months ended September 30, 2002, non-interest expense increased $1.3 million to $16.4 million, or 8.4%, from $15.1 million for the nine months ended September 30, 2001.  Contributing to the increase for the respective three and nine months ended was $361,000 and $1.2 million in non-interest expense from the operations of Colorado Springs National Bank, acquired on September 18, 2001.  Net of the operations of the acquired bank, non-interest expense decreased $96,000 for the three months ended September 30, 2002 compared to the same three months ended a year ago and increased $44,000 for the nine months ended September 30, 2002 compared to the same nine months ended a year ago.

The largest component of non-interest expense is salaries and benefits expense, which increased $337,000 and $1.2 million for the respective three and nine months ended September 30, 2002 compared to the same periods a year ago.  Net of the respective $195,000 and $645,000 in salary and benefits contributed from the operations of Colorado Spring National Bank, salaries and benefit expense increased $142,000 for the three months ended September 30, 2002 and $527,000 for the nine months ended September 30, 2002.  The increases were primarily the result of an increase from the salary continuation plan and deferred compensation plan of $58,000 for the three months ended and $200,000 for the nine months ended; compensation expense related to the variable options granted under the our stock incentive plan of $1,000 for the three months ended and $97,000 for the nine months ended; and bonus expense relating our performance based bonus program of $240,000 for the nine months ended.

Goodwill amortization decreased $88,000 for the three months ended September 30, 2002, and $264,000 for the nine months ended September 30, 2002, compared to the respective three and nine months ended September 30, 2001, resulting from the implementation of SFAS 142 Goodwill and Other Intangible Assets on January 1, 2002.

Income Tax Expense

We recorded income tax expense of $545,000 for the three months ended September 30, 2002 an increase of $171,000 compared to an income tax expense of $374,000 for the three months ended September 30, 2001.  Income tax expense for the nine months ended September 30, 2002 was $2.2 million; an increase of $1.1 million from $1.1 million recorded for the nine months ended September 30, 2002.  The effective tax rate for the three months ended September 30, 2002 was 30.3%, compared to 28.5% for the three months ended September 30, 2001.

Included in income tax expense for the nine months ended September 30, 2002 was $648,000 of income tax expense related to the sale of the branches during the second quarter, which resulted in an effected tax rate of 37.36% for the nine months, ended September 30, 2002.  The high effective tax rate was the result of the book versus tax basis on the related $1.3 million in goodwill as summarized with the following table.

	Book Bais	Tax Basis
Proceeds from sale	$1,762,000	$1,762,000
Goodwill, net	(1,310,000)	—
Gain on sale before tax	452,000	1,762,000
Income tax expense	(648,000)	(648,000)
Net (loss) gain on sale of branches	$(196,000)	$1,114,000

Net of the income tax expense recorded with the branch sales, the decrease in the effective tax rate for the nine months ended September 30, 2002 was 26.53% compared to 29.89% for the nine months ended September 30, 2001.

The decrease in the effective tax rate for the three and nine months ended was primarily the result of the implementation of SFAS 142 Goodwill and Other Intangible Assets, which decreased non-tax deductible goodwill amortization expense for the nine months ended September 30, 2002.  Our effective tax rate is less than the statutory federal rate of 34.00% due primarily to municipal interest income and the income tax benefit resulting from dividends passed through our ESOP to the ESOP participants.

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

The following table indicates that at September 30, 2002, if there had been a sudden and sustained increase in prevailing market interest rates, our 2002 interest income would be expected to increase, while a decrease in rates would indicate an decrease in income.

Change in Interest Rates	Net Interest Income	(Decrease) Increase	Percent Change
	(Dollars In Thousands)
200 basis point rise	$21,948	$1,494	7.30%
100 basis point rise	21,200	747	3.65
base rate scenario	20,453	—	—
100 basis point decline	19,242	(1,211)	(5.92)
200 basis point decline	16,899	(3,555)	(17.38)

Item 4:    CONTROLS AND PROCEDURES

a.               The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures within 90 days of the filing of this report, and have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner.

b.              There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and Chief Financial Officer’s evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

PART II           OTHER INFORMATION

Item 1.    Legal Proceedings

We are from time to time involved in routine litigation incidental to the conduct of our business.  We believe that no pending litigation to which we are a party will have a material adverse effect on our liquidity, financial condition, or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

a)	Exhibits
	99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350
	99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

Exhibit Number	Description
2.1	Acquisition Agreement and Plan of Merger dated October 1, 1999 among Team Financial, Inc., Team Financial Acquisition Subsidiary, Inc., and ComBankshares, Inc.(2)
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc.(1)
3.2	Amended Bylaws of Team Financial, Inc.(1)
4.1	Form of Indenture.(5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1).(5)
4.3	Certificate of Trust.(5)
4.4	Trust Agreement.(5)
4.5	Form of Amended and Restated Trust Agreement.(5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5).(5)
4.7	Form of Preferred Securities Guarantee Agreement.(5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5).(5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 1, 2001.(5)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 1, 2001.(5)
10.3	Employment Agreement between Team Financial, Inc. and Rick P. Bartley dated January 1, 2001.(5)
10.4	Laser Pro License and Maintenance Agreement between Miami County National Bank (now TeamBank N.A.) and CFI Bankers Service Group, Inc. dated March 17, 1999.(5)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001.(5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company.(1)
10.7-10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary.(1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan.(1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999.(1)
10.14	Team Financial, Inc. – Employee Stock Purchase Plan.(1)
10.15	Loan agreement between Team Financial, Inc. and Mercantile Bank dated December 3, 1999.(4)
10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001(1)

11.1	Statement regarding Computation of per share earnings – see consolidated financial statements.(1)
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350(3)
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350(3)

(1)                                  Filed with Registration Statement on Form S-1 dated August 6, 2001, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.

(2)           Filed with the amended Form 8-K dated December 30, 1999 and incorporated herein by reference.

(3)           Filed herewith.

(4)                                  Filed with quarterly report on form 10-Q for the period ended September 30, 2000 and incorporated herein by reference.

(5)                                  Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, (Registration Statement No. 333-64934) and are incorporated herein by reference.

(b)                                 Reports on Form 8-K Filed.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 12, 2002	By:	/s/ Robert J. Weatherbie
Robert J. Weatherbie
Chairman and
Chief Executive Officer

Date:	November 12, 2002	By:	/s/ Michael L. Gibson
Michael L. Gibson
President of Investments and
Chief Financial Officer

I, Robert J. Weatherbie, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Team Financial, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

(c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6.     The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Robert J. Weatherbie

Robert J. Weatherbie Chairman and Chief Exectutive Officer

I, Michael L. Gibson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Team Financial, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

(c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6.     The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Michael L. Gibson

Michael L. Gibson President of Investments and Chief Financial Officer