Form 10-K
period 2002-12-31
TEAM FINANCIAL INC /KS
filed 2003-03-31
CIK 1082484

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

Commission File Number: 000-26335

TEAM FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

KANSAS (State or other jurisdiction of incorporation or organization)	48-1017164 (I.R.S. Employer Identification No.)
8 West Peoria, Suite 200, Paola, Kansas, 66071 (Address of principal executive offices) (Zip Code)
Registrant's telephone, including area code: (913) 294-9667
Securities registered pursuant to Section 12(g) of the Act: Common stock, no par value (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by "non-affiliates" of the registrant, based on a June 30, 2002 closing price of $10.44 as reported on the NASDAQ National Market, was $27,612,547.

        There were 4,107,627 shares of the Registrant's common stock, no par value, outstanding as of February 26, 2003.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

        Portions of Registrant's definitive proxy statement for its 2003 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2002, will be incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.    Business

General Description

        Team Financial, Inc. is a financial holding company incorporated in the State of Kansas. Our common stock is listed on the Nasdaq National Market ("NASDAQ") under the symbol "TFIN".

        We offer full service community banking and financial services through 18 locations in the Kansas City metropolitan area, southeastern Kansas, western Missouri, the Omaha, Nebraska metropolitan area, the Tulsa, Oklahoma metropolitan area, and in Colorado Springs, Colorado. Our presence in Kansas consists of six locations in the Kansas City metro area and four locations in southeast Kansas. We operate two locations in western Missouri, four in the metropolitan area of Omaha, Nebraska, one in Colorado Springs, Colorado, and an insurance agency in the Tulsa, Oklahoma metropolitan area.

        We were formed in 1986 when our founders, along with an Employee Stock Ownership Plan ("ESOP") purchased a one-bank holding company in Paola, Kansas, in a leveraged transaction. Since formation, we have grown from $85 million in assets to $656 million in assets as of December 31, 2002. This growth was achieved through a combination of bank and branch acquisitions, the establishment of new branches, and by internal growth. In mid 1999, our common stock began trading on NASDAQ upon completion of a public offering.

        The ESOP owned 27.4% of outstanding common stock as of December 31, 2002. Management believes the ESOP reflects our corporate culture in that employees are the integral component of a financial institution. Management intends to continue the ESOP, as it is a significant incentive to attract and retain qualified employees.

        We serve the needs and cater to the economic strengths of the local communities in which we operate and strive to provide a high level of personal and professional customer service. We offer a variety of financial services to our retail and commercial banking customers. These services include personal and corporate banking services, a full complement of employee benefit insurance and property and casualty coverage, trust and estate planning, and personal investment financial counseling services.

        Our full complement of lending services includes:

  •
  a broad array of residential mortgage products, both fixed and adjustable rate;

  •
  consumer loans, including home equity lines of credit, auto loans, recreational vehicle, and other secured and unsecured loans;

  •
  specialized financing programs to support community development;

  •
  mortgages for multi-family real estate;

  •
  commercial real estate loans;

  •
  commercial loans to businesses, including revolving lines of credit and term loans;

  •
  real estate development;

  •
  construction lending; and

  •
  agricultural lending.

        We also provide a broad selection of deposit instruments. These include:

  •
  multiple checking and NOW accounts for both personal and business accounts;

  •
  various savings accounts, including those for minors;

  •
  money market accounts;

  •
  tax qualified deposit accounts such as Individual Retirement Accounts; and

  •
  a broad array of certificate of deposit products.

        We also support our customers by providing services such as:

  •
  functioning as a federal tax depository;

  •
  providing access to merchant bankcard services;

  •
  supplying various forms of electronic funds transfer;

  •
  providing debit cards and credit cards; and

  •
  providing telephone and internet banking.

        Through the insurance agency, we offer a full complement of employee benefit insurance and property and casualty coverage to both businesses and individuals.

        Through our trust and estate planning and our personal investment financial counseling services, we offer a wide variety of mutual funds, equity investments, and fixed and variable annuities.

        We participate in the wholesale capital markets through the management of our security portfolio and our use of various forms of wholesale funding. Our security portfolio contains a variety of instruments, including callable debentures, taxable and non-taxable debentures, fixed and adjustable rate mortgage backed securities, and collateralized mortgage obligations.

        Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Our operations are also affected by non-interest income, such as service charges, insurance agency revenue, loan fees, and gains and losses from the sale of mortgage loans. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

Recent Acquisitions and Developments

        During the quarter ended March 31, 2000, we acquired Fort Calhoun Investment Co., and its subsidiary Fort Calhoun State Bank with total assets of approximately $22.0 million. The acquisition compliments our presence in the Omaha, Nebraska metropolitan area.

        On September 18, 2001, we acquired 100% of the outstanding stock of Post Bancorp, Inc., owner of Colorado National Bank for $12.8 million, consisting of $11.0 million in cash and $1.8 million in common stock. The cash portion of the Post Bancorp, Inc. purchase price was financed through the issuance of 1,552,500, 9.50% Cumulative Trust Preferred Securities at $10 per preferred security. The cumulative trust preferred securities trade on the NASDAQ under the symbol "TFINP". In January 2003, we changed the name of Colorado Springs National Bank to Colorado National Bank to reflect our expansion plans to other markets beyond Colorado Springs, Colorado along the front range of the Rocky Mountains.

        On June 21, 2002 our wholly owned subsidiary, Community Bank, sold its Chapman and Abilene, Kansas branch locations to First National Bank of Belleville, Kansas for a premium of $1.7 million. We recorded a pre-tax gain on the sale of $452,000 and an after tax loss on the sale of $196,000. The after tax loss was due to a difference in the book versus tax basis on the reduction of $1.3 million in goodwill with the sale. The Community Bank charter was merged into TeamBank, N.A. after the branch sale.

        On December 18, 2002, we completed the acquisition of The Quarles Agency, Inc., a 25-year old insurance agency located in Tulsa, Oklahoma. The total consideration paid to The Quarles Agency Inc.'s shareholders was $6,850,000 in the form of $5,000,000 of cash at closing and the balance of the cash consideration of $1,850,000 plus interest thereon at on percent under the Prime Rate published in the Wall Street Journal to be paid in two annual contingent payments of $925,000 each.

Competition

        We face a high degree of competition. In our market areas, there are numerous small banks and several larger national and regional financial banking groups such as United Missouri Bank and U.S. Bank. We also compete with insurance companies, insurance agencies, savings and loan associations, credit unions, leasing companies, mortgage companies, and other financial service providers. Many of these competitors have capital resources and legal lending limits substantially in excess of our capital resources and legal lending limits.

        We compete for loans and deposits principally based on the availability and quality of services provided, responsiveness to customers, interest rates, loan fees and office locations. We actively solicit deposit customers and compete by offering them high quality customer service and a complete product line. We believe our personalized customer service, broad product line, and banking franchise enables us to compete effectively in our market area.

        In order to compete with other financial service providers, we rely upon local community involvement, personal service, and the resulting personal relationships of our staff and customers, and the development and sale of specialized products and services tailored to meet our customers' needs.

        We face competition for our personnel. We compete through our emphasis as a community banking culture and through the use of our ESOP. Management believes that we are able to compete for personnel effectively in our market areas because the ESOP provides incentives for employees to join and motivation to enhance shareholder value.

        We will also face significant competition from other financial institutions in any potential acquisitions. Many of these competitors have substantially greater resources than us, which can increase purchase prices to levels beyond our financial capability or to levels that would not result in economical returns on our investment.

        We have two wholly owned bank subsidiaries. The table below presents information concerning these subsidiaries.

Name of Bank	Number of Locations	Lending Limit	Asset Size at December 31, 2002
		(In Millions)
TeamBank, N.A.(1) Paola, Kansas a national banking association	17	$6.5	$548
Colorado National Bank(2) Colorado Springs, Colorado, a national banking association	1	1.3	106

(1)
Our wholly owned subsidiary, Team Bank, is scheduled to close a branch located in the Omaha, Nebraska metropolitan market. The branch is scheduled to close in the second quarter of 2003. We have received regulatory approval.

(2)
Our wholly owned subsidiary, Colorado National Bank, is scheduled to open a new full service branch in Monument Colorado, along the front range of the Colorado Rocky Mountains. The branch is scheduled to open in the fourth quarter of 2003, subject to regulatory approval.

Market Area Served

        TeamBank, N.A.    TeamBank, N.A. has banking locations in Kansas, Missouri, and Nebraska and an insurance agency in Tulsa, Oklahoma. TeamBank, N.A.'s primary Kansas service area is in Miami County, Kansas. Located in the Kansas City metropolitan area, Miami County adjoins Johnson County, Kansas.

        TeamBank, N.A.'s Miami County branches are located in Paola, the county seat of Miami County, and Osawatomie, the second largest city in the county. TeamBank, N.A. also operates a branch in Ottawa, Kansas the county seat of the adjoining Franklin County; Iola Kansas, the county seat of Allen County; and operates two branches in Parsons, Kansas of Labette County. TeamBank, N.A. operates two branches in Johnson County, Kansas. TeamBank, N.A.'s primary Missouri service area is in Barton and Vernon counties, which adjoin each other and are located in the southwest section of Missouri along the Kansas-Missouri border. TeamBank, N.A. also operates four facilities in the Omaha, Nebraska metropolitan area. The primary Nebraska service areas are in Washington, Douglas, and Sarpy Counties.

        Colorado National Bank.    Colorado National Bank has one banking location in Colorado Springs, Colorado. The primary service areas are El Paso County and Teller County along the front range of the Colorado Rocky Mountains. In January 2003, we changed the name of Colorado Springs National Bank to Colorado National Bank to reflect our expansion plans to other markets beyond Colorado Springs along the front range of the Rocky Mountains. The bank is scheduled to open its first full-service branch in the fourth quarter of 2003, subject to regulatory approval. The new branch will be located in Monument, Colorado, which is a community located between Denver and Colorado Springs, along the growing I-25 corridor.

        The Quarles Agency, Inc.    The Quarles Agency, Inc. has one location in Tulsa, Oklahoma and an ancillary office in Oklahoma City. The agency offers a full complement of employee benefit insurance and property and casualty coverage to both businesses and individuals in Tulsa, Oklahoma City, and the surrounding communities.

Growth and Operating Strategies

        Our operating strategy is to serve the needs and cater to the economic strengths of the local communities in which we operate and strive to provide a high level of personal and professional customer service. We offer a variety of financial services to our retail and commercial banking and insurance customers.

        Our growth strategy is focused on a combination of acquisitions and expansion in our existing markets through internal growth as well as establishing new branch and insurance service locations.

        Acquisitions.    Management believes that the consolidation in the banking and insurance agency industries, along with the easing of branch banking throughout Kansas, Missouri, Nebraska, Colorado, Oklahoma and Iowa, as well as increased regulatory burdens, concerns about technology and marketing, are likely to lead owners of community banks and insurance agencies within these areas to explore the possibility of sale or combination with a broader-based financial service companies such as ourselves.

        In addition, branching opportunities have arisen from time to time as a result of divestiture of branches by large national and regional bank holding companies of certain overlapping branches resulting from consolidations. As a result, branch locations have become available for purchase. We completed three branch acquisitions and three bank holding company acquisitions from 1997 through 2002. See note 15 to the Consolidated Financial Statements in Item 8.

        Management's strategy in assimilating acquisitions is to emphasize revenue growth as well as to continuously review the operations of the acquired entities and streamline operations where feasible. Management does not believe that implementing wholesale administrative cost reductions in acquired institutions are beneficial to our long-term growth, because significant administrative changes in community banks can have an adverse impact on customer satisfaction in the acquired institution's community. However, management has determined that certain hmarn resource, processing, and accounting functions can be consolidated immediately upon acquisition to achieve higher productivity levels without compromising customer service. Increases in revenue growth are emphasized by offering customers a broader product line consistent with full service banking.

        Branch and Insurance Location Expansion.    Since 1994, we have established three new branches. Because of the economic growth in the Omaha, Nebraska area, the Colorado Springs, Colorado area, as well as Johnson County, Kansas, over the past several years, management may consider further branch expansion in these areas. However, we do not rule out branch expansion in other areas experiencing economic growth. As discussed above, we anticipate opening a new branch in Monument, Colorado in the fourth quarter of 2003, subject to regulatory approval.

        We consider a variety of criteria when evaluating potential acquisition candidates or branching opportunities. These include:

  •
  the market location of the potential acquisition target or branch and demographics of the surrounding community;

  •
  the financial soundness of a potential acquisition target;

  •
  opportunities to improve the efficiency and/or asset quality of an acquisition target;

  •
  the effect of the acquisition on earnings per share and book value. We seek to undertake acquisitions that will be accretive to earnings within 18 months of the acquisition;

  •
  whether we have sufficient management and other resources to integrate or add the operations of the target or branch; and

  •
  the investment required for, and opportunity costs of, the acquisition or branch.

        Internal Growth.    We believe that our largest source of internal growth is through our ongoing solicitation program conducted by bank presidents and lending officers, followed by referrals from customers. The primary reason for referrals is positive customer feedback regarding our customer service and response time.

        Our goal in continuing our expansion is to maintain a profitable, customer-focused financial institution. We believe that our existing structure, management, data and operational systems are sufficient to achieve further internal growth in asset size, revenues and capital without proportionate increases in operating costs. This growth should also allow us to increase the lending limits of our banks, thereby enabling us to increase our ability to serve the needs of existing and new customers. Our operating strategy has always been to provide high quality community banking services to our customers and increase market share through active solicitation of new business, repeat business and referrals from customers, and continuation of selected promotional strategies.

        For the most part, our banking customers seek a banking relationship with a service-oriented community banking organization. Our operational systems have been designed to facilitate personalized service. Management believes our banking locations have an atmosphere which facilitates personalized services and decision-making, yet are of sufficient financial size with broad product lines to meet customers' needs. Management also believes that economic expansion in our market areas will continue to contribute to internal growth. Through our primary emphasis on customer service and our management's banking experience, we intend to continue internal growth by attracting customers and primarily focusing on the following:

  •
  Products Offered—We offer personal and corporate banking services, employee benefit and property and casualty insurance services, trust and estate planning, mortgage origination, mortgage servicing, personal investment, and financial counseling services as well as internet and telephone banking. We offer a full range of commercial banking services, checking accounts, ATM's, checking accounts with interest, savings accounts, money market accounts, certificates of deposit, NOW accounts, Individual Retirement Accounts, brokerage and residential mortgage services, branch banking, and debit and credit cards. We also offer installment loans, including auto, recreational vehicle, and other secured and unsecured loans sourced directly by our branches. See "Loans" below for a discussion of products we provide to commercial accounts.

  •
  Operational Efficiencies—We seek to maximize operational and support efficiencies consistent with maintaining high quality customer service. Where feasible, our banks share a common information system designed to enhance customer service and improve efficiencies by providing system-wide voice and data communication connections. We have consolidated loan processing, bank balancing, financial reporting, investment management, information systems, payroll and benefit management, loan review, and audits.

  •
  Marketing Activities—We focus on a proactive solicitation program for new business, as well as identifying and developing products and services that satisfy customer needs. We actively sponsor community events within our branch areas. We believe that active community involvement contributes to our long-term success.

Loans

        We provide a broad range of commercial and retail lending services. Each of our banks follow a uniform credit policy which contains underwriting and loan administration criteria, levels of loan commitment, loan types, credit criteria, concentration limits, loan administration, loan review and grading and related matters. In addition, we provide ongoing loan officer training and review, obtain outside independent loan reviews and operate a centralized processing and servicing center for loans. At December 31, 2002, substantially all loans outstanding were to customers within our market areas.

        Loan Administration.    We maintain a loan committee approach to lending, which we believe yields positive results in both responsiveness to customer needs and asset quality. Each of our subsidiary banks and some branches have a loan committee, which meets at least once per week to review and discuss loans. Each bank and some branches also have a loan level threshold, which, if exceeded, requires the approval of our holding company loan committee, which meets on an on-call basis. Loans greater than $2.5 million require the approval of our board of directors.

        Interest rates charged on loans vary with the degree of risk, maturity, costs of underwriting and servicing, loan amount, and extent of other banking relationships maintained with customers, and are further subject to competitive pressures, availability of funds and government regulations.

        Commercial Loans.    These loans consist primarily of loans to businesses for various purposes, including revolving lines of credit, equipment financing, and accounts receivable factoring. Commercial loans secured by collateral other than real estate, generally mature within one year, have adjustable interest rates and are secured by inventory, accounts receivable, machinery, government guarantees, or other commercial assets. Revolving lines of credit are generally for business purposes, mature annually and have adjustable interest rates. The primary repayment risk of commercial loans is the failure of the borrower's business due to economic or financial factors.

        Real Estate Loans.    These loans include various types of loans for which we hold real property as collateral. Interest rates on these loans typically adjust annually. Real estate construction loans include commercial and residential real estate construction loans, but are principally made to builders to construct business buildings or single and multi-family residences. Real estate construction loans typically have maturities of six to 12 months, and charge origination fees. Terms may vary depending upon many factors, including the type of project and financial condition of the borrower. It is our standard practice in making commercial loans to receive real estate as collateral in addition to other appropriate collateral. Therefore, loans categorized in the other real estate loan category can be characterized as commercial loans, which are secured by real estate. Commercial loans secured by real estate typically have adjustable interest rates. The primary risks of real estate mortgage loans include the borrower's inability to pay and deterioration in value of real estate that is held as collateral.

        Agricultural Loans.    We make a variety of agricultural loans which are included in real estate and commercial loans. These loans relate to equipment, livestock, crops and farmland. The primary risks of agricultural loans include the prices of crops and livestock, as well as weather conditions.

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

        Letters of Credit    In the ordinary course of business, we issue letters of credit. See note 16 to Item 8—Financial Statements. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under letters of credit is represented by the amount of these commitments.

Employees

        As of December 31, 2002, we had approximately 280 full-time equivalent employees. Neither us company nor any of our subsidiaries is a party to any collective bargaining agreement. Management considers our relationship with our employees to be good.

Principal Sources of Revenue

        Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Our operations are also affected by non-interest income, such as service charges, loan fees, insurance revenue, and gains and losses from the sale of newly originated loans. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

Supervision and Regulation

Government Regulation

        We are extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors and the deposit insurance fund of the Federal Deposit Insurance Corporation, not our shareholders. The following information is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws, regulations or regulatory policies may have a material effect on our business, operations and prospects. We are unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on our business and earnings in the future.

The Company

        General.    We operate as a financial holding company registered under the Gramm-Leach-Bliley Act ("GLBA"). This law permits former bank holding companies that have registered as financial services companies to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.

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

        Acquisitions.    As a financial holding company, we are required to obtain the prior approval of the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or financial holding company. The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantial anti-competitive effect, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the community. The Federal Reserve also considers managerial resources, current and projected capital positions and other financial factors in acting on acquisition or merger applications.

        Capital Adequacy.    The Federal Reserve monitors the regulatory capital adequacy of financial holding companies. As discussed below, our banks are also subject to the regulatory capital adequacy requirements of the Federal Deposit Insurance Corporation and the Comptroller of the Currency, as applicable. The Federal Reserve uses a combination of risk-based guidelines and leverage ratios to evaluate our regulatory capital adequacy.

        The Federal Reserve has adopted a system using risk-based capital adequacy guidelines to evaluate the regulatory capital adequacy of financial holding companies. The guidelines apply on a consolidated basis to financial holding companies with consolidated assets of at least $150 million. Under the risk-based capital guidelines, different categories of assets are assigned to different risk categories based generally on the perceived credit risk of the asset. The risk weights of the particular category are multiplied by the corresponding asset balances and added together to determine a risk-weighted asset base. Some off balance sheet items, such as loan commitments in excess of one year, mortgage loans sold with recourse and letters of credit, are added to the risk-weighted asset base by converting them to a credit equivalent and assigning them to the appropriate risk category. For purposes of the Federal Reserve's regulatory risk-based capital guidelines, total capital is defined as the sum of core and secondary capital elements, with secondary capital being limited to 100% of core capital. For financial holding companies, core capital, also known as Tier 1 capital, generally includes common shareholders' equity, perpetual preferred stock and minority interests in consolidated subsidiaries, less goodwill and other intangible assets. No more than 25% of core capital elements may consist of cumulative preferred stock. Secondary capital, also known as Tier 2 capital, generally includes the allowance for loan losses limited to 1.25% of weighted risk assets, certain forms of perpetual preferred stock, as well as hybrid capital instruments. The Federal Reserve's regulatory guidelines require a minimum ratio of qualifying total capital to weighted risk assets of 8%, of which at least 4% should be in the form of core capital. At December 31, 2002, our core capital was $43.2 million.

        In addition to the risk-based capital guidelines, the Federal Reserve, the Federal Deposit Insurance Corporation and the Comptroller of the Currency use a leverage ratio as an additional tool to evaluate capital adequacy. The leverage ratio is defined by the Federal Reserve to be a company's core capital divided by its average total consolidated assets, and the Comptroller of the Currency's and Federal Deposit Insurance Corporation's definitions are similar. Based upon our current capital status, the applicable minimum required leverage ratio is 4%.

        The table below presents our ratios of (1) total capital to risk-weighted assets, (2) core capital to risk-weighted assets and (3) core capital to average assets, at December 31, 2002.

	At December 31, 2002
Ratio	Actual	Minimum Required
Total capital to risk weighted assets	12.17%	8.00%
Core capital to risk weighted assets	11.00%	4.00%
Core capital to average assets	6.88%	4.00%

        Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions, including but not limited to delaying or denying pending or futures applications to acquire additional financial or bank holding companies.

The Banks

        General.    We own two national chartered banks. TeamBank, N.A. and Colorado National Bank, as national banks, are subject to regulations by the Office of the Comptroller of the Currency. The deposits of all of the banks are insured by the Federal Deposit Insurance Corporation.

        Community Reinvestment Act.    ("CRA") Enacted in 1977, the federal Community Reinvestment Act has become important to financial institutions, including their holding companies. Financial institutions have a continuing and affirmative obligation, consistent with safe and sound operations of such institutions, to serve the "convenience and needs" of the communities in which they are chartered to do business, including low- and moderate-income neighborhoods. The Community Reinvestment Act currently requires that regulators consider an applicant's Community Reinvestment Act record when evaluating certain applications, including charters, branches and relocations, as well as mergers and consolidations. The applicable federal regulators regularly conduct Community Reinvestment Act examinations to assess the performance of financial institutions and assign one of four ratings to the institution's records of meeting the credit needs of its community. During their last examinations, ratings of at least satisfactory were received by all of our banks. As a result, management believes that the performance of our banks under the Community Reinvestment Act will not impede regulatory approvals of any proposed acquisitions or branching opportunities.

        Dividend Restrictions.    Dividends paid by our banks to the holding company provide a substantial amount of our operating and investing cash flow.

        With respect to national banks, the directors of any such bank may quarterly, semiannually, or annually declare dividends of so much of the bank's undivided profits as they deem expedient, except until the bank's surplus fund equals its common capital at which time, no dividends may be declared unless the bank has carried to the surplus fund at least one-tenth of the bank's net income of the preceding half year in the case of quarterly or semiannual dividends, or at least one-tenth of its net income of the preceding two consecutive half-year periods in the case of annual dividends. However, the Comptroller of the Currency's approval is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net income of that year combined with its retained net income of the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

        Examinations.    The primary federal banking regulators examine our banks from time to time. Based upon an evaluation, the examining regulator may revalue a bank's assets and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of the assets.

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

        The Comptroller of the Currency risk-based capital guidelines require national banks to maintain a minimum ratio of total capital, after deductions, to weighted risk assets of 8%, and national banks and state non-member banks must have and maintain core capital in an amount equal to at least 3% of adjusted total assets; but for all but the most highly rated banks, the minimum core leverage ratio is to be 3% plus an additional cushion of at least 100 to 200 basis points. The applicable guideline for TeamBank, N.A. and Colorado National Bank is 4%.

        The table below presents the regulatory capital ratios of TeamBank N.A. and Colorado National Bank at December 31, 2002.

	At December 31, 2002
	TeamBank, N.A.		Colorado National Bank
Ratio	Actual	Minimum Required	Actual	Minimum Required
Total capital to risk weighted assets	12.30%	8.00%	18.33%	8.00%
Core capital to risk weighted assets	11.09%	4.00%	17.47%	4.00%
Core capital to average assets	7.41%	4.00%	7.80%	4.00%

        Banks with regulatory capital ratios below the required minimum are subject to administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

        The Federal Deposit Insurance Corporation and Comptroller of the Currency regulators have adopted regulations that define five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, core risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of 8% or greater, a core risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater. Currently, our banks are well capitalized.

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

        Real Estate Lending Evaluations.    The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans, which generally are equal to or less than the loan to value limitations established by our banks.

        Deposit Insurance Premiums.    Deposits of our banks are insured up to the regulatory limit by the FDIC and are subject to deposit assessments. The assessment schedule for banks ranges from 0 to 27 cents per $100 of deposits, based on capital and supervisory factors. The banks' insured deposits are subject to assessment payable to Bank Insurance Fund. An institution's assessment is based on the assignment of the institution by the Federal Deposit Insurance Corporation to one of three capital groups and to one of three supervisory subgroups. The capital groups are well capitalized, adequately capitalized and undercapitalized. The three supervisory subgroups are Group A, for financially solid institutions with only a few minor weaknesses, Group B, for those institutions with weaknesses which, if uncorrected could cause substantial deterioration of the institution and increase the risk to the deposit insurance fund, and Group C, for those institutions with a substantial probability of loss to the fund absent effective corrective action. Currently, all of our banks are in Group A.

        Interstate Banking Legislation.    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which became effective September 1995, has eliminated many of the historical barriers to the acquisition of banks by out-of-state financial holding companies. This law facilitates the interstate expansion and consolidation of banking organizations by permitting: (1) financial holding companies that are adequately capitalized and managed, subject to certain limitations, to acquire banks located in states outside their home states regardless of whether acquisitions are authorized under the laws of the host state; (2) the interstate merger of banks after June 1, 1997, subject to the right of individual states either to pass legislation providing for earlier effectiveness of mergers or to opt out of this authority prior to that date; (3) banks to establish new branches on an interstate basis provided that this action is specifically authorized by the laws of the host state; (4) foreign banks to establish, with approval of the appropriate regulators in the United States, branches outside their home states to the same extent that national or state banks located in that state would be authorized to do so; and (5) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same or different state.

        Insurance Agency Regulation.    Our insurance agencies are subject to licensing requirements and extensive regulation under the laws of the United States and its various states. These laws and regulations are primarily for the benefit of clients. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by Regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions, which may be imposed for violation of regulations include the suspension of individual employees, limitations on engaging in a particular business for a specified period of time, revocation of licenses, censures and fines.

Risk Factors

        Changing Regulatory Structure.    The laws and regulations affecting banks and financial holding companies are in a state of flux. The rules and the regulatory agencies in this area have changed significantly over recent years, and there is reason to expect that similar changes will continue in the future. It is not possible to predict the outcome of these changes.

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

        Monetary Policy and Economic Environment.    The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of financial holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

        The Federal Reserve's monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on our business and earnings cannot be predicted.

        Our growth strategy involves operating and acquisition risks that may negatively impact our profits.    We face risks in our growth strategy, including the risks that we will be unable to expand our business through the acquisition of other financial institutions or bank branches or by internal growth, including the opening of new branch offices. Our ability to grow profitably through the opening of new branches involves the risks that the growth depends primarily on our identifying attractive markets and acquiring or establishing branch locations in those markets at reasonable costs. In addition, we must attract the necessary deposits and locate sound loans in those markets.

        Acquiring other financial institutions or bank branches involves these same risks, as well as additional risks, including:

  •
  adverse change in the results of operations of the acquired entities;

  •
  unforeseen liabilities or asset quality problems of the acquired entities;

  •
  greater than anticipated costs of integrating acquisitions;

  •
  adverse personnel relations;

  •
  loss of customers; and

  •
  deterioration of local economic conditions.

        The risks discussed above may inhibit or restrict our strategy to grow through acquisition and branch expansion, negatively impact our revenue growth and ultimately reduce profits.

        If we are unable to successfully integrate acquisitions, our earnings could decrease.    In connection with our acquisitions of other banks, insurance agencies, or bank branches, we face risks in integrating and managing these businesses. We have a history of growth through acquisitions and plan to continue this strategy. To integrate an acquisition operationally, we must:

  •
  centralize and standardize policies, procedures, practices and processes;

  •
  combine employee benefit plans;

  •
  implement a unified investment policy and adjust the combined investment portfolio to comply with the policy;

  •
  implement a unified loan policy and confirm lending authority;

  •
  implement a standard loan management system; and

  •
  implement a loan loss reserve policy.

        Integrating acquisitions may detract attention from our day-to-day business and may result in unexpected costs.

        Once an acquired business is integrated, our future prospects will be subject to a number of risks, including, among others:

  •
  our ability to compete effectively in new market areas;

  •
  our successful retention of earning assets, including loans acquired in acquisitions;

  •
  our ability to generate new earning assets;

  •
  our ability to attract deposits;

  •
  our ability to achieve cost savings. Historically, we have not implemented wholesale cost cutting after acquisitions, preferring to adjust operational costs on an ongoing basis in order to preserve market share and each acquired entity's standing in its community; and

  •
  our ability to attract and retain qualified management and other appropriate personnel.

        A failure to manage these factors may have a material adverse effect on our financial condition and results of operations.

        Our continued pace of growth may require us to raise additional capital in the future, but sufficient capital may not be available when it is needed.    We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources and the net proceeds from the sale of preferred securities in this offering will satisfy our immediately foreseeable capital requirements. However, to the extent we expand our asset base further, primarily through loan growth, we will be required to support this growth by increasing our capital to acceptable regulatory levels. Accordingly, we may need to raise additional capital in the future to support continued asset growth.

        Our ability to raise additional capital if we need it to support loan growth in the future will depend on conditions in the capital markets, which are outside of our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital when needed or on favorable terms. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and our business. Also, these restrictions could negatively impact our ability to further expand our operations through acquisitions or the establishment of additional branches and result in increases in operating expenses and reductions in revenues that would negatively affect our operating results.

        We rely heavily on our management team, and the unexpected loss of key managers may adversely affect our operations.    Much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services. Our ability to retain executive officers, the current management teams and loan officers of our operating subsidiaries will continue to be important to the successful implementation of our strategies. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

        We may not be able to implement successfully our strategy to enter new markets.    Among other matters, our strategic plan includes expansion into growing markets by acquisition or by establishing new offices. Expansion requires a significant expenditure of capital in order to prepare the facilities for operation and additional expense in order to staff these new facilities. As our new offices mature and grow, we are able to spread our overhead costs over a broader asset base. While our new offices are generating loan activity consistent with our projections, we may encounter unanticipated difficulties that could adversely affect future profitability. In addition, we cannot assure you that we will be able to operate and manage our operations in new markets successfully or recover our initial capital investment in these operations. To the extent that we expand, we may experience the negative effects of higher operating expenses relative to operating income from the new offices.

        We may not be successful in implementing our internal growth strategy due to numerous factors, which affect earnings.    We intend to continue pursuing an internal growth strategy, the success of which is subject to our ability to generate an increasing level of loans and deposits at acceptable risk levels without corresponding increases in non-interest expenses. We may not be successful in our internal growth strategies due to competitive delays and other impediments resulting from regulatory oversight, lack of qualified personnel, scarcity of branch sites or deficient site selection of bank branches. In addition, the success of our internal growth strategy will depend on maintaining sufficient regulatory capital levels and on continued favorable economic conditions in our primary market areas.

        We face intense competition in all phases of our business from other banks and financial institutions.    We compete for deposits with a large number of depository institutions including commercial banks, savings and loan associations, credit unions, money market funds and other financial institutions and financial intermediaries serving our operating areas. Principal competitive factors with respect to deposits include interest rates paid on deposits, customer service, convenience and location.

        We compete for loans with other banks headquartered in our operating areas, with loan production offices of large money center banks headquartered in other states, as well as with savings and loan associations, credit unions, finance companies, mortgage bankers, leasing companies and other institutions. Competitive factors with respect to loans include interest rates charged, customer service and responsiveness in tailoring financial products to the needs of customers.

        We face significant competition from other financial institutions in making any potential acquisitions. Many of our acquisition competitors have substantially greater monetary resources than we do, as well as the ability to issue marketable equity securities with significantly greater value than we can to pay for part or all of the purchase price. Many of the entities that we compete with are substantially larger in size, and many non-bank financial intermediaries are not subject to the regulatory restrictions applicable to our bank subsidiaries. We have experienced an increase in the level of competition as well as the number of competitors in recent years.

        Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.    We establish our allowance for loan losses in consultation with management of our bank subsidiaries and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control and these losses may exceed current estimates. Although management believes that our allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our allowance for loan losses may adversely affect our business, financial condition and results of operations.

        If economic conditions in general and in our primary market areas deteriorate, our revenues could decrease.    Our financial results may be adversely affected by changes in prevailing economic conditions, including declines in real estate values, changes in interest rates which cause a decrease in interest rate spreads, adverse employment conditions and the monetary and fiscal policies of the federal government. Because we have a significant amount of real estate loans, declines in real estate values could adversely affect the value of property used as collateral.

        In addition, substantially all of our loans are to individuals and businesses in suburban Kansas City, eastern Kansas, western Missouri, the Colorado Springs metropolitan area, and the Omaha, Nebraska metropolitan area. Any decline in the economy of these market areas could have an adverse impact on our revenues. There can be no assurance that positive trends or developments discussed in this prospectus will continue or that negative trends or developments will not have significant downward effects on our revenues.

        Our business is subject to credit risks, which may adversely affect our earnings.    Our loan customers may not repay their loans according to their terms, and collateral securing their loans, if any, may not have a value equal to amounts owed under their loans. Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2003. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses which will cause our net income to decline.

Forward-Looking Statements

        Certain statements contained in this Annual Report on Form 10-K, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"), including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in our future filings with the Securities and Exchange Commission, in press releases or in oral and written statements made by or with our approval, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of ours or our management or Board of Directors, including those relating to products or services, (iii) statements of future economic performance and (iv) statements "anticipates", "expects", "intends", "plans", "targets", and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

        Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rates, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing and savings habits; (vi) technological changes; (vii) acquisitions; (viii) the ability to increase market shares and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, and securities) with which we must comply; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xi) changes in our organization, compensation and benefits plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) our success at managing risks involved in the foregoing.

        Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

Item 2.    Properties

        The table below presents property information concerning our offices at December 31, 2002.

Name and Address of Office	Year Opened	Type of Interest	Square footage of facility
Team Financial, Inc. 8 West Peoria Paola, Kansas 66071	1986	Owned	5,000
TeamBank, N.A., Paola Branch (Main Office) 1 South Pearl Paola, Kansas 66071	1986	Owned	17,951
East Bank—Paola Branch 1515 Baptiste Drive Paola, Kansas 66071	1988	Owned	9,630
TeamBank, N.A., DeSoto Branch 34102 West 92 Street DeSoto, Kansas 66018	1994	Owned	6,800
TeamBank, N.A., Lamar Branch 127 West 11th Street Lamar, Missouri 64759	1997	Leased	2,650
TeamBank, N.A., Nevada Branch 201 East Cherry Nevada, Missouri 64772	1997	Owned	16,000
TeamBank, N.A., Osawatomie Branch 6th and Brown Osawatomie, Kansas 66064	1993	Owned	4,756
TeamBank, N.A., Ottawa Branch 421 South Hickory Ottawa, Kansas 66067	1998	Owned	8,000
TeamBank, N.A., Spring Hill Branch 22330 Harrison Street Spring Hill, Kansas 66083	1994	Owned	2,800
TeamBank, N.A.—Iola Branch 119 East Madison Iola, Kansas 66749	1990	Owned	13,768
TeamBank, N.A.—Parsons Branch (including drive in) 1902 Main Parsons, Kansas 66357	1992	Owned	11,000
TeamBank, N.A.—Prairie Village Branch 5206 West 95th Street Prairie Village, Kansas 66207	1999	Owned	3,602
TeamBank N.A., Nebraska (Main Office) 1902 Harlan Drive Bellevue, Nebraska 68005	1996	Leased	4,679

TeamBank N.A., Nebraska—Bellevue Branch 7001 South 36th Bellevue, Nebraska 68147	1996	Leased	1,980
TeamBank, N.A., Nebraska—Omaha Branch(1) 2809 South 160th Street, #20 Omaha, Nebraska 68130	1998	Leased	3,000
TeamBank, N.A.—Fort Calhoun Branch 101 N. 14th Street Fort Calhoun, Nebraska 68023	2000	Owned	4,250
Colorado National Bank— Colorado Springs, Colorado(2) (Main Office) 3100 North Nevada Avenue Colorado Springs, Colorado 80907	2001	Owned	7,859
The Quarles Insurance Agency, Inc. Tulsa, Oklahoma (Main Office) 4200 East Skelly Drive Tulsa, Oklahoma 74135	2002	Leased	9,561

        All of the leased properties are leased from unrelated third parties. The leases for our Lamar, Missouri and Tulsa, Oklahoma properties will expire prior to the end of the year 2003. We expect the lease for the Lamar, Missouri property to be renewed. We expect to relocate the Tulsa, Oklahoma property upon expiration of the current lease to a new leased facility in Tulsa.

(1)
Our wholly owned subsidiary, TeamBank, is scheduled to close a branch located in the Omaha, Nebraska metropolitan market. The branch is scheduled to close in the second quarter of 2003. We have received regulatory approval. The fee for terminating the lease will be approximately $45,200.

(2)
Our wholly owned subsidiary, Colorado National Bank, is scheduled to open a new full service branch in Monument Colorado, along the front range of the Colorado Rocky Mountains. The branch is scheduled to open in the fourth quarter of 2003, subject to regulatory approval.

Item 3.    Legal Proceedings

        We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no pending litigation to which we are a party will have a material adverse effect on our liquidity, financial condition, or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of our security holders during the fourth quarter of 2002.

Part II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters

        The following table sets forth, for the periods indicated, the amount of cash dividends paid on our common stock and the high and low closing prices per share of our common stock as reported on the NASDAQ. These quotations represent the prices between dealers and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

		Common Stock
Quarter Ended	Dividends Declared Per Share
		High	Low
2002:
December 31, 2002	$0.06	$10.650	$9.050
September 30, 2002	$0.06	$10.380	$8.650
June 30, 2002	$0.05	$10.720	$8.810
March 31, 2002	$0.05	$8.850	$8.020
Year	$0.22
2001:
December 31, 2001	$0.05	$8.590	$8.000
September 30, 2001	$0.05	$8.500	$7.410
June 30, 2001	$0.05	$8.150	$6.938
March 31, 2001	$0.05	$8.500	$7.000
Year	$0.20

        At January 28, 2003 we had approximately 268 holders of record of our common stock; management estimates that the number of beneficial owners is significantly greater.

        During 2002 we re-purchased 119,683 shares of our common stock under our stock re-purchase program at an average price of $9.76 per share. Our board of directors has authorized us to repurchase up to an additional 177,022 shares of our common stock.

        We have paid cash dividends on our common stock since 1987. Although we currently intend to continue the payment of dividends, we cannot give any assurance that we will continue to pay or declare dividends on our common stock in the future.

        Kansas law permits us to pay dividends on our common stock when we are solvent and when dividend payments would not render us insolvent. Under Kansas law, dividends may be declared and paid only out of the unsecured, unrestricted earned surplus of a corporation. Our ability to pay cash dividends largely depends on the amount of cash dividends paid to us by our subsidiary banks. Capital distributions, including dividends by financial institutions such as our subsidiary banks, are subject to restrictions tied to the institutions' earnings and capital. Payment of dividends on our common stock depends on payment of dividends to us by our subsidiary banks. Generally, without prior regulatory approval, we cannot pay dividends during any calendar year in excess of the sum of their earnings during that year and the two previous years, less any other distributions during that period. At December 31, 2002, our subsidiaries could have paid total dividends to us of approximately $1.3 million without prior regulatory approval.

        The following table displays the securities authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	228,300	$8.248	239,200

Item 6.    Selected Financial Data

At or for the years ended December 31,
2002	2001	2000	1999	1998
(Dollars In Thousands, Except Per Share Data)
Consolidated Statement of Operations data:
Interest income	$37,069	$39,950	$40,645	$32,902	$31,854
Interest expense	16,382	20,557	22,247	16,823	16,573
Net interest income	20,687	19,393	18,398	16,079	15,281
Provision for loan losses	1,434	1,435	1,001	902	1,486
Non-interest income	10,164	7,924	5,860	4,583	4,606
Non-interest expenses	22,292	20,886	18,835	15,471	15,384
Income taxes	2,419	1,462	1,229	1,120	673
Net income	4,706	3,534	3,193	3,169	2,344
Consolidated Statements of Financial Condition data:
Total assets	655,869	650,310	539,605	518,205	442,352
Loans receivable	340,986	357,080	331,931	309,255	256,126
Allowance for loan losses	4,611	4,392	3,911	3,320	2,541
Investment securities available for sale	224,052	204,651	132,360	136,901	109,296
Investment securities held to maturity(1)	—	—	24,864	25,630	25,742
Non-performing assets(2)	6,346	5,268	4,563	3,205	3,578
Deposits	455,605	487,751	442,195	435,116	384,347
Stockholders' equity(3)	51,828	45,370	39,799	37,569	25,401
Per Common Share:
Shares applicable to basic income per share	4,145,820	3,989,098	3,916,980	3,403,478	2,765,632
Basic income per share	1.14	0.89	0.82	0.93	0.85
Shares applicable to diluted income per share	4,165,400	3,996,327	3,916,980	3,403,478	2,765,632
Diluted income per share	1.13	0.88	0.82	0.93	0.85
Book value per share(3)	12.62	10.86	10.25	9.16	8.49
Tangible book value per share(3)	7.59	6.84	7.44	6.67	6.53
Dividends paid per common share	0.22	0.20	0.20	0.20	0.23
Dividend payout ratio	19.30%	22.47%	24.39%	21.51%	27.06%
Key Ratios:
Net interest margin(4)	3.76%	3.95%	3.88%	3.95%	4.00%
Return on average assets	0.71%	0.64%	0.59%	0.70%	0.56%
Return on average stockholders' equity(3)	9.57%	8.10%	8.61%	10.27%	10.00%
Core risk based capital ratio(3)	12.17%	10.60%	8.49%	9.45%	7.05%
Total risk based capital ratio(3)	11.00%	11.72%	9.65%	10.49%	8.00%
Leverage ratio(3)	6.88%	6.92%	5.50%	5.96%	4.50%
Non-performing assets to total assets	0.97%	0.81%	0.85%	0.62%	0.81%
Non-performing loans to gross loans	1.34%	1.04%	1.27%	0.78%	1.04%
Allowance for loan losses to total loans	1.35%	1.23%	1.18%	1.07%	0.99%
Allowance for loan losses to non-performing loans	100.76%	118.83%	92.61%	137.59%	95.10%
Ratio of earnings to combined fixed charges and preference security dividends(5):
Including interest on deposits	1.25	x	1.15	x	1.13	x	1.17	x	1.13	x
Excluding interest on deposits	1.55	x	1.61	x	1.63	x	1.94	x	1.77	x

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

Item 7.  Managements Discussion and Analysis of Financial Condition and Results of Operations

Business Environment and Risk Factors

        Management's discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements contained within this report, including the Notes thereto. Our future operating results may be affected by various trends and factors that are beyond our control. These include the factors set forth in "Forward-Looking Statements." Accordingly, past results and trends may not be reliable indicators of future results or trends. With the exception of historical information, the matters discussed below include forward-looking statements that involve risks and uncertainties. We caution readers that a number of important factors discussed in this Report could affect our actual results and cause actual results to differ materially from those in the forward-looking statements.

Overview

        We are a financial holding company offering full-service community banking and financial services through 18 locations in the Kansas City metropolitan area, southeastern Kansas, western Missouri, the Omaha, Nebraska metropolitan area, the Tulsa, Oklahoma metropolitan area, and in Colorado Springs, Colorado. Our presence in Kansas consists of six locations in the Kansas City metro area and four locations in southeast Kansas. We operate two locations in western Missouri, four in the metropolitan area of Omaha, Nebraska, one in Colorado Springs, Colorado, and an insurance agency in the Tulsa, Oklahoma metropolitan area.

        Our total assets over the past six years have more than doubled, growing from $260.3 million at January 1, 1996 to $655.9 million December 31, 2002. The growth in assets and the corresponding increase in earnings were achieved primarily through purchases of branches of large banks, the purchase of community banks, and branch expansion. Our branch expansion includes growth at existing branches as well as the opening of new branches. Accompanying the acquisition growth were increased operating expenses resulting from growth as well as increases in provisions for loan losses and amortization expense of intangible assets related to acquisitions and in some instances issuance of shares of common stock in conjunction with the acquisitions. This has generally resulted in level earnings per share during the past six years with occasional year over year increases in earnings per share in years without significant acquisitions, such as the current year ended December 31, 2002. Our experience is that it takes between 12 to 18 months to realize meaningful net income improvements from acquisitions and expansion due to our emphasis on retaining key employees rather than the immediate implementation of cost reduction measures.

        At December 31, 2002 total assets were $655.9 million, an increase of $5.6 million, or 0.9% from $650.3 million at December 31, 2001. Our 2001 total assets were $650.3 million, an increase of $110.7 million or 20.5% from $539.6 million in total assets at December 31, 2000. The increase in 2001 was primarily the result of the Colorado National Bank acquisition in the third quarter of 2001, with assets of $71.5 million at acquisition.

        Net income totaled $4.7 million for the year ended December 31, 2002 versus $3.5 million for the year ended December 31, 2001. The 33.2% increase for 2002 compared to 2001 was primarily the result of a $602,000 gain on sale of loan revenue from the favorable interest rate environment for home re-financings and new home purchases, and a $354,000 decrease in goodwill expense due to the adoption of SFAS No. 142 Goodwill and Other Intangible Assets. Net income totaled $3.5 million for the year ended December 31, 2001 versus $3.2 million for December 31, 2000. The 10.7% increase for 2001 compared to 2000 was primarily the result of a $2.1 million increase in non-interest income and a $1.0 million increase in net interest income. These increases were offset by an increase in provision for loan loss expense of $434,000 and an increase in non-interest expense of $2.1 million.

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

Allowance for Loan Losses

        We establish allowances for loan losses. The provision for loan losses charged to operations is based on management's judgment of current economic conditions and the credit risk of the loan portfolio. Management believes that this allowance is adequate for the losses inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on borrowers' conditions and changes in economic conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review this allowance and may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

Analysis of the Results of Operations

Net Interest Income

        Our income is derived primarily from net interest income. Net interest income is the difference between interest income, principally from loans, investment securities, federal funds sold, and interest bearing deposits, and interest expense, principally on customer deposits and other borrowings. Changes in net interest income result from changes in volume and interest rates earned and expensed. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities.

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

	Year Ended December 31, 2002			Year Ended December 31, 2001			Year Ended December 31, 2000
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars In Thousands)
Interest earning assets:
Loans receivable, net(1)(2)(3)	$335,194	$25,890	7.72%	$339,258	$30,045	8.86%	$324,198	$29,737	9.17%
Investment securities-taxable	197,645	10,020	5.07%	129,098	8,247	6.39%	139,223	9,499	6.82%
Investment securities-nontaxable(4)	24,814	1,798	7.25%	23,664	1,783	7.54%	22,971	1,782	7.76%
Federal funds sold and interest-bearing deposits	16,755	270	1.61%	17,934	626	3.49%	5,586	335	6.00%

Total interest earning assets	$574,408	37,978	6.61%	$509,954	40,701	7.98%	$491,978	41,353	8.41%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$182,824	2,425	1.33%	147,751	3,497	2.37%	145,081	4,385	3.02%
Time deposits	217,858	7,803	3.58%	249,231	13,601	5.46%	245,593	14,382	5.86%
Federal funds purchased and securities sold under agreements to repurchase	4,969	65	1.31%	6,477	223	3.44%	11,729	582	4.96%
Notes payable and Federal Home Loan Bank advances	98,527	4,581	4.65%	46,334	2,646	5.71%	42,697	2,898	6.79%
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	1,508	9.71%	6,076	590	9.71%	—	—	0.00%

Total interest bearing liabilities	$519,703	16,382	3.15%	$455,869	20,557	4.51%	$445,100	22,247	5.00%

Net interest income (tax equivalent)		$21,596			$20,144			$19,106

Interest rate spread			3.46%			3.47%			3.41%
Net interest earning assets	$54,705			$54,085			$46,878

Net interest margin(4)			3.76%			3.95%			3.88%
Ratio of average interest bearing liabilities to average interest earning assets	90.48%			89.39%			90.47%

(1)
Loans are net of deferred fees.

(2)
Non-accruing loans are included in the computation of average balances.

(3)
We include loan fees in interest income. These fees for the years ended December 31, 2002, 2001, and 2000 were $865,000, $795,000, and $844,000, respectively.

(4)
Yield is adjusted for the tax effect of tax-exempt securities. The tax effects for the years ended December 31, 2002, 2001, and 2000 were $909,000, $751,000, and $708,000, respectively.

        Total interest income on a tax equivalent basis for 2002 was $38.0 million, representing a decrease of $2.7 million or 7.2%, from $40.7 million for 2001. The decrease was primarily the result of a $4.2 million decrease in interest income on loans receivable. Interest income on loans receivable decreased due to a 114 basis point decrease in the yield on the loans receivable to 7.72% in 2002 from 8.86% in 2001, as well as a $4.1 million decrease in the average balance of loans receivable to $335.2 million in 2002 from $339.3 million in 2001. The decrease in the yield of our loans receivable was the result of a decrease of 525 basis points in the national prime interest rate from January 1, 2001. Also contributing to the decrease in yield was the decrease of our average balance of loans receivable, primarily due to a decrease in our one to four family loan portfolio, as customers re-financed loans due to favorable long-term fixed mortgage interest rates. We typically sell fixed rate loans to the secondary market instead of maintaining the loans in our loan portfolio. Interest income from taxable investment securities increased $1.8 million for the year 2002 compared to 2001, primarily due to a $40.0 million purchase of short term mortgage backed securities from the proceeds of long term borrowings from the Federal Home Loan Bank. This transaction was initiated in the third quarter of 2002 as an interest rate risk management strategy. The Federal Home Loan Bank borrowings, which carry an average rate of 4.19%, consisted of $30.0 million in 10/1 convertible advances with a 7.50% LIBOR strike and $10.0 million in 5/1 convertible securities with a 7.50% LIBOR strike. The intent of the transaction was to increase the asset sensitivity of our balance sheet to benefit from an increase in interest rates and borrow long-term borrowings during the period of historical low interest rates. While we believe interest rates may decrease or stay relatively low for the next twelve months causing an accelerated decrease in the initial spread on this transaction of approximately 150 basis points, we anticipate the next major trend in interest rates to be one of rising interest rates enabling us to increase net interest income. The yield on taxable investment securities decreased 132 basis points to 5.07% in 2002 from 6.39% in 2001. The decrease in the average rate of investment securities is related to the decrease in market interest rates since January of 2001. The decrease in interest rates since January of 2001 has caused many of our portfolio's issuers of securities to retire or prepay their securities prior to maturity since they have been able to refinance at lower rates. Because of these early prepayments, we have re-invested the proceeds in new securities, which yield lower interest rates reflecting the decline in market interest rates.

        Total interest expense was $16.4 million for 2002, a $4.2 million, or 20.3% decrease, from $20.6 million in 2001. The decrease in interest expense was primarily related to the decrease in interest rates since January of 2001. The average rate paid on savings deposits and interest bearing checking balances decreased 104 basis points to 1.33% in 2002 from 2.37% in 2001 and the average rate paid on time deposits decreased 188 basis points to 3.58% in 2002 from 5.46% in 2001. The average balance of federal funds purchased and securities sold under agreements to repurchase decreased $1.5 million as a result of our reduction in overnight federal funds purchased due to increased liquidity resulting from the decrease in loans receivable balances. The average rate paid on federal funds purchased and securities sold under agreements to repurchase decreased 213 basis points to 1.31% for 2002 from 3.44% for 2001. The average balance of notes payable and Federal Home Loan Bank Advances increased $52.2 million as we borrowed $40.0 million in long-term borrowings from the Federal Home Loan Bank at approximately 4.19% and invested the proceeds into short term mortgage backed securities. The average rate on notes payable and Federal Home Loan Bank Advances decreased 106 basis points to 4.65% during 2002 from 5.71% during 2001. The average balance of our obligated mandatory redeemable preferred securities of subsidiary trust holding solely subordinated debentures increased $9.5 million due to the issuance of $15.5 million in 9.50% cumulative trust preferred securities in August of 2001 in conjunction with the purchase of Colorado National Bank in September of 2001.

        As a result of the changes described above, the net interest income on a tax equivalent basis increased to $21.6 million for 2002, representing an increase of $1.5 million, or 7.2%, from $20.1 million during 2001.

        Total interest income on a tax equivalent basis for 2001 totaled $40.7 million, representing a decrease of $652,000 or 1.6%, from $41.4 million for 2000. The decrease was primarily the result of a $1.3 million decrease in interest income on average taxable investment securities. Interest income on taxable investment securities decreased due to a 43 basis point decrease in the yield on the securities to 6.39% in 2001 from 6.82% in 2000, as well as a $10.1 million decrease in the average balance of taxable investment securities to $129.1 million in 2001 from $139.2 million in 2000. During the year, our average balance of taxable investment securities decreased primarily due to investment securities being called from us by the debt issuers, as the debt issuers chose to re-finance the debt at more favorable rates, and from accelerated principal payments received from our mortgage backed securities. We re-invested the proceeds from these securities at lower yields than the original investments, which resulted in a decrease in the overall yield in the portfolio. Offsetting the decrease in interest income from taxable investment securities was an increase in interest income on loans receivable of $308,000. The increase was due to a $15.1 million increase in the average balance of loans receivable to $339.3 million in 2001, generated by $6.5 million of average internal loan growth and $8.6 million in average loans receivable purchased with the acquisition of Colorado National Bank in third quarter of 2001. The average rate on loans receivable decreased 31 basis points due to the decrease in interest rates during the year.

        Total interest expense was $20.1 million for 2001, a $1.7 million, or 7.6% decrease, from $22.2 million in 2000. The decrease in interest expense was primarily related to the decrease in interest rates during 2001 as the Federal Reserve lowered the Federal Funds interest rate 475 basis points during the year. We decreased the average rate paid on savings deposits and interest bearing checking balances 65 basis points to 2.37% in 2001 from 3.02% in 2000 and the average rate paid on time deposits 40 basis points to 5.46% in 2001 from 5.86% in 2000. The average balance of federal funds purchased and securities sold under agreements to repurchase decreased $5.3 million as a result of our reduction in overnight federal funds purchased due to increased liquidity resulting from the decrease in investment security balances. The average rate paid on federal funds purchased and securities sold under agreements to repurchase decreased 152 basis points to 3.44% for 2001 from 4.96% for 2000. The average rate on notes payable and Federal Home Loan Bank Advances decreased 108 basis points to 5.71% during 2001 from 6.79% during 2000. Offsetting the decrease in interest expense due to a reduction in interest rates was a $6.1 million increase in our average balance of 9.50% cumulative trust preferred securities in August of 2001 totaling $15.5 million in conjunction with the purchase of Colorado National Bank in September of 2001.

        As a result of the changes described above, the net interest income on a tax equivalent basis increased to $20.1 million for 2001, representing an increase of $1.0 million, or 5.4%, from $19.1 million during 2000.

        The following table presents the components of changes in our net interest income, on a tax equivalent basis, attributed to volume and rate. Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the prior fiscal years average interest rate. The changes in interest income or interest expense attributable to change in interest rates are calculated by multiplying the change in interest rate by the prior fiscal years average volume. The changes in interest income or interest expense attributable to the combined impact of changes in volume and change in interest rate are calculated by multiplying the change in rate by the change in volume.

	Year Ended December 31, 2002 Compared To Year Ended December 31, 2001			Year Ended December 31, 2001 Compared To Year Ended December 31, 2000
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
	Volume	Rate	Net	Volume	Rate	Net
	(In Thousands)			(In Thousands)
Interest Income:
Loans receivable, net(1)(2)(3)	$(360)	$(3,795)	$(4,155)	$1,381	$(1,073)	$308
Investment securities-taxable	4,379	(2,606)	1,773	(690)	(562)	(1,252)
Investment securities-nontaxable(4)	87	(72)	15	54	(53)	1
Federal funds sold and interest-bearing deposits	(41)	(315)	(356)	740	(449)	291

Total Interest Income	4,065	(6,788)	(2,723)	1,485	(2,137)	(652)

Interest Expense:
Savings deposits and interest bearing checking	830	(1,902)	(1,072)	80	(968)	(888)
Time deposits	(1,712)	(4,086)	(5,798)	213	(994)	(781)
Federal funds purchased and securities sold under agreements to repurchase	(52)	(106)	(158)	(261)	(98)	(359)
Notes Payable and Federal Home Loan Bank Advances	2,981	(1,046)	1,935	247	(499)	(252)
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	918	—	918	—	590	590

Total Interest Expense	2,965	(7,140)	(4,175)	279	(1,969)	(1,690)

Net change in net interest income	$1,100	$352	$1,452	$1,206	$(168)	$1,038

(1)
Loans are net of deferred fees.

(2)
Non-accruing loans are included in the computation of average balances.

(3)
We include loan fees in interest income. These fees for the years ended December 31, 2002, 2001, and 2000 were $865,000, $795,000, and $844,000, respectively.

(4)
Yield is adjusted for the tax effect of tax-exempt securities. The tax effects for the years ended December 31, 2002, 2001, and 2000 were $909,000, $751,000, and $708,000, respectively.

Provision for Loan Losses

        A provision for losses on loans is charged to earning to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market areas, and other factors related to the collectibility of our loan portfolio. After considering the above factors, management recorded a provision for loan losses on loans totaling $1.4 million for the years ended 2002 and 2001, and $1.0 million for the year ended 2000. The provision recorded for the year ended 2002 was predicated upon the level of net charge-offs during the year of $1.2 million along with an increase in the commercial, construction and land development, and commercial real estate loans as a percent of total loans in the portfolio. These loans required a higher allowance for loan losses.

Non-Interest Income

        The following table sets forth non-interest income for the indicated periods.

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Service charges	$3,677	$3,644	$3,425
Trust fees	595	554	566
Insurance revenue	324	—	—
Brokerage service revenue	409	205	145
Gain on sale of mortgage loans	2,364	1,762	515
Gain (loss) on sales of investment securities	72	6	(53)
Mortgage servicing fees	329	329	323
Merchant processing fees	163	165	192
ATM and debit card fees	294	248	225
Income from investment in bank owned life insurance	1,011	449	—
Gain on sale of branch assets	452	—	—
Other	474	562	522

Total Other Income	$10,164	$7,924	$5,860

        Non-interest income was $10.2 million for 2002, a $2.2 million, or 28.3% increase from 2001. Gain on sale of mortgage loans contributed $602,000 to the increase, increasing 34.2% from 2001. The increase in gain on sale of mortgage loans was the result of the increase in the volume of loans refinanced and originated and sold, due to a lower interest rate environment during the year. Management believes that the loans refinanced and originated in 2003 will not keep pace with that of 2002, but cannot estimate the magnitude of the decreased gain. Decreases in the gain can be expected to result in a direct decrease in our net income. Income from investment in bank owned life insurance increased $562,000 during 2002 primarily due to our $15.7 million investment in Bank Owned Life Insurance in July 2001. Brokerage service revenue increased $204,000, or 99.5% for 2002, compared to 2001. The increase was primarily due to a transition in sales staff during the year. However, with the uncertainty in the equity markets, we do not expect to achieve a similar year over year increase in brokerage service revenue going forward. Insurance revenue increased $324,000 during the year as we acquired our insurance agency in December of 2002. Gain on sale of branch assets increased $452,000 with the sale of the Community Bank branches during June of 2002.

        Non-interest income was $7.9 million for 2001, a $2.1 million, or 35.2% increase from 2000. Gain on sale of mortgage loans accounted for $1.2 million of the increase, increasing 242.2% for 2001. The increase in gain on sale of mortgage loans was the result of the increase in the volume of loans refinanced and originated and sold, due to a lower interest rate environment during the year. Service charge income increased $219,000, or 6.4% during 2001 from additional fee based services offered on deposit accounts along with an enhanced control over fee waivers under a program initiated during 2000. Income from the cash surrender value of bank owned life insurance increased $449,000 during 2001 primarily due to our $15.7 million investment in Bank Owned Life Insurance policies on our senior executives in July 2001.

Non-Interest Expense

        The following table presents non-interest expense for the indicated periods:

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Salaries and employee benefits	$11,850	$10,572	$9,192
Occupancy and equipment	2,368	2,312	2,138
Data processing	1,910	1,754	1,868
Professional fees	1,073	1,111	1,071
Marketing	267	277	275
Supplies	368	368	307
Goodwill amortization	—	354	334
Intangible asset amortization	1,073	866	546
Conversion	6	246	70
Other	3,377	3,026	3,034

Total Other Expenses	$22,292	$20,886	$18,835

        Non-interest expense was $22.3 million for 2002, an increase of $1.4 million, or 6.7%, compared to $20.9 million for 2001. The increase for 2002 was primarily the result of full year of operations from the acquisition of Colorado National Bank, which was acquired in September 2001, and the operations of the insurance agency acquired in December 2002. Net of the operations from the acquisitions, total non-interest expense decreased $142,000 for 2002 compared to 2001. Salaries and benefits expense increased $1.3 million, or 12.1% to $11.9 million for 2002 compared to $10.6 million for 2001. The increase in salaries and benefits was largely due to $877,000 related to the operations of the acquisitions during the year, a $193,000 increase in bonus expense due to the Company meeting its targets under our bonus program, a $156,000 increase in compensation related to the executive salary continuation and deferred compensation plans, and $137,000 of compensation related to variable stock options. Data processing fees increased $156,000, or 8.9% to $1.9 million for 2002 as a result of the outsourcing of various deposit operation functions. Conversion expense decreased $240,000 due to the merger of three of our subsidiary banks into the lead bank, TeamBank, N.A. during 2001. Intangible asset amortization increased $207,000, or 23.9% to $1.1 million for 2002 as a result on write downs and accelerated amortization on the value of our mortgage servicing rights due to accelerated pre-payments on the one to four family mortgages we service which were refinanced during the year. Goodwill amortization expense decreased $354,000 for 2002 as a result of implementing SFAS 142 Goodwill and Other Intangible Assets on January 1, 2002. Other expense increased $351,000 or 11.6% to $3.4 million for 2002. The increase was related to the operations of the acquisitions. Net of the operation expense from the acquisitions, other expense decreased $31,000 during 2002.

        Non-interest expense was $20.9 million for 2001, an increase of $2.1 million, or 10.9%, compared to $18.8 million for 2000. The increase for 2001 was primarily due to an increase in salaries and benefits expense, which increased $1.4 million, or 15.0% to $10.6 million for 2001 compared to $9.2 million for 2000. The increase in salaries and benefits was largely due to a $476,000 increase in bonus expense due to meeting the targets under our bonus program, $275,000 of salary expense related to the operations at Colorado National Bank acquired in the third quarter of 2001, a $253,000 increase in commissions paid to mortgage loan originators due to the increased originations during the year, and $102,000 in current year expense to fund a salary continuation plan for executive officers implemented during the year. Occupancy and equipment expense increased $174,000 or 8.1% to $2.3 million for 2001 compared to $2.1 million for 2000. The increase was related to additional building repairs and utility expense as well as from the operations of Colorado National Bank. Conversion expense increased $176,000 as we merged three of our subsidiary banks into the lead bank, TeamBank, N.A. in a continued effort to implement cost savings. Intangible asset amortization increased $320,000, or 58.6%. The increase is related to a $177,000 increase in amortization expense on mortgage servicing rights due to accelerated prepayments from refinanced loans, a $31,000 increase in mortgage servicing right valuation expense and $55,000 due to the amortization of the core deposit intangible related to the acquisition of Colorado National Bank during the third quarter.

Income Tax Expense

        We recorded income tax expense of $2.4 million for 2002, compared to $1.5 million for 2001, representing an increase of $957,000, or 65.5%. Included in income tax expense for 2002 was $648,000 of income tax expense related to the sale of the branches during the second quarter of 2002, which resulted in an effective tax rate of 33.95% for 2002. The high effective tax rate was the result of the book versus tax basis on the related $1.3 million in goodwill as summarized with the following table.

	Book Basis	Tax Basis
Proceeds from sale	$1,762,000	$1,762,000
Goodwill, net	(1,310,000)	—

Gain on sale before tax	452,000	1,762,000
Income tax expense	(648,000)	(648,000)

Net (loss) gain on sale of branches	$(196,000)	$1,114,000

        Net of the income tax expense recorded with the branch sales, our effective tax rate decreased to approximately 26.5% for 2002, compared to 29.3% for 2001. The decrease in the effective tax rate for 2002 versus 2001 was due to the adoption of SFAS 142 Goodwill and Other Intangible Assets as we did not record goodwill amortization expense for 2002 compared to $354,000 recorded in 2001. Goodwill amortization expense is not deductible for tax purposes. Our effective tax rate is less than the statutory federal rate of 34.0% due primarily to municipal interest income and the income tax benefit resulting from dividends passed through the ESOP to the ESOP participants and non-taxable income from our investment in bank owned life insurance.

        We recorded income tax expense of $1.5 million for 2001, compared to $1.2 million for 2000, representing an increase of $233,000, or 19.0%. Our effective tax rate increased to approximately 29.3% for 2001, compared to 27.8% for 2000. Our effective tax rate is less than the statutory federal rate of 34.0% due primarily to municipal interest income and the income tax benefit resulting from dividends passed through the ESOP to the ESOP participants. The increase in the effective tax rate for 2001 versus 2000 was due to our recent acquisitions, including Colorado National Bank in the third quarter of 2001. The goodwill amortization expense is not deductible for tax purposes. In addition, these acquired entities do not carry the same level of tax-deductible municipal interest income in their investment and loan portfolios as the other banks.

Comprehensive Income

        Comprehensive income is the total of net income and other comprehensive income. Our other comprehensive income component is composed of the change in equity resulting from an increase or decrease in the market value of our available for sale investment securities, due to the changes in interest rates, net of tax.

        Comprehensive income was $7.9 million for 2002, an increase of $3.7 million from $4.2 million for 2001. The increase was primarily the result of a $2.8 million increase in other comprehensive income as the fair value of our investment securities increased more during 2002 than the increase experienced in 2001.

        Comprehensive income was $4.2 million for 2001, a decrease of $1.0 million from $5.2 million for 2000. The decrease was primarily the result of a $1.1 million decrease in other comprehensive income as the fair value of our investment securities increased less during 2001 than the increase experienced in 2000.

Analysis of Financial Condition

Overview

        Total assets were $655.9 million at December 31, 2002, an increase of $5.6 million or 0.9% from $650.3 million in total assets as of December 31, 2001. The increase in total assets was primarily due to a $19.4 million increase in investment securities, which was offset by a $16.1 million decrease in loans receivable. The increase in investment securities was largely funded by the decrease in loans receivable as well as Federal Home Loan Bank advances.

Loan Portfolio Composition

        The following tables present the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2002		2001		2000		1999		1998
	Principal Balance	Percent Of Total	Principal Balance	Percent Of Total	Principal Balance	Percent Of Total	Principal Balance	Percent Of Total	Principal Balance	Percent Of Total
	(Dollars In Thousands)
Loans secured by real estate
One to four family	$90,459	26.9%	$116,409	33.0%	$115,913	35.3%	$103,772	33.9%	$85,093	33.6%
Construction and land development	38,717	11.5	29,154	8.3	22,222	6.8	20,350	6.7	14,411	5.7
Other	98,642	29.3	80,080	22.7	56,393	17.2	43,245	14.1	25,809	10.2

Total	227,818	67.7	225,643	64.0	194,528	59.3	167,367	54.7	125,313	49.4
Commercial and agricultural	84,049	25.0	91,851	26.0	87,128	26.6	94,711	31.0	95,155	37.5
Installment and other	29,716	8.8	40,211	11.4	50,685	15.5	47,536	15.5	35,975	14.2

Gross Loans	341,583	101.5	357,705	101.4	332,341	101.3	309,614	101.2	256,443	101.1
Less unearned fees	(597)	(0.2)	(625)	(0.2)	(410)	(0.1)	(359)	(0.1)	(317)	(0.1)

Total loans receivable	340,986	101.4	357,080	101.2	331,931	101.2	309,255	101.1	256,126	101.0
Less allowance for loan losses	(4,611)	(1.4)	(4,392)	(1.2)	(3,911)	(1.2)	(3,320)	(1.1)	(2,541)	(1.0)

Total net loans receivable	$336,375	100.0%	$352,688	100.0%	$328,020	100.0%	$305,935	100.0%	$253,585	100.0%

        Total loans receivable were $341.0 million at December 31, 2002 compared to $357.1 million at December 31, 2001, representing a decrease of $16.1 million or 4.5%. The sale of the branches in June of 2002 accounted for $9.7 million of the decrease in loans receivable. Net of the branch sales, loans receivable decreased $6.4 million, or 1.8%. The decrease in total loans receivable was primarily due to a $26.0 million decrease in our one to four family portfolio resulting from a decrease in loans held for sale as well as a reduction in the portfolio due to increased customer refinancing due to the favorable fixed rate mortgage rates. We typically sell fixed rate one to four family loans to the secondary market instead of holding them in our portfolio. Offsetting the decrease in our one to four family loan portfolio was the favorable results of our continued allocation of resources to the commercial, construction and land development, and commercial real estate markets. Our commitment to focus our resources on internal loan growth in the commercial, construction and land development, and commercial real estate markets produced internal loan growth of $27.7 million, a 16.9% increase in these loans compared to 2001. Offsetting this growth was our decision to exit our low margin dealer paper business in 2001 decreasing installment loans by $9.3 million. We also reduced our credit exposure to the Kansas and Missouri agricultural markets beginning in 2001 resulting in a decrease in agricultural loans of $2.8 million for the year. Also contributing to the decrease in total loans receivable was the decision to exit the higher risk commercial leasing business in 2001, which reduced lease-financing receivables by $3.0 million during 2002.

        Total loans receivable were $357.1 million at December 31, 2001 compared to $331.9 million at December 31, 2000, representing an increase of $25.2 million or 7.6%. The increase consists of $30.5 million in loans from the acquisition of Colorado National Bank in the third quarter of 2001. Net of the acquisition, total loans receivable decreased $5.3 million. The change in total loans receivable was a result of our continued allocation of resources to the commercial, construction and land development, and commercial real estate markets and our decision to reduce areas of risk in the portfolio and exit the low margin dealer paper business. Our commitment to focus our resources on internal loan growth in the commercial, construction and land development, and commercial real estate markets produced internal loan growth of $13.4 million. Offsetting this growth was our decision to exit our low margin dealer paper business decreasing installment loans $11.9 million net of the acquired loans. We also reduced our credit exposure to the Kansas and Missouri agricultural market resulting in a decrease in agricultural loans of $5.1 million for the year. Also contributing to the decrease in total loans receivable was the decision to exit the higher risk commercial leasing business decreasing lease-financing receivables by $2.9 million during 2001.

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

Loans secured by real estate:

        Loans secured by real estate represent our largest type of loan. At December 31, 2002, these loans totaled $227.8 million, a $2.2 million or 1.0% increase from $225.6 million at December 31, 2001. The increase was generated from a $23.1 million increase in commercial real estate loans and a $9.6 million increase in construction and development loans. Offsetting this increase was a $26.0 million decrease in one to four family loans resulting from a decrease in loans held for sale as well as a reduction in the portfolio due to increased customer refinancing due to the favorable fixed rate mortgage rates.

        One to four family residential loans were $90.5 million at December 31, 2002 compared to $116.4 million at December 31, 2001, a decrease of $26.0 million, or 22.3%. The decrease was the result of a decrease in loans held for sale as well as a reduction in the portfolio due to increased customer refinancing due to the favorable fixed rate mortgage rates. We typically sell fixed rate one to four family loans to the secondary market instead of holding such loans in our one to four family portfolio. One to four family loans have decreased to 26.5% of the portfolio for 2002, compare to the

historical percentage of approximately 32.6% primarily due to the increased volume of refinancing activity.    Substantially all of these loans were originated in our market area. Included in real estate mortgage loans are real estate mortgage loans held for sale. We typically sell fixed rate mortgage loans to permanent investors. We occasionally retain the servicing rights on these loans. Capitalized servicing rights are recorded at the time the loan is sold, thereby increasing the gain on sale by such amount. The balance of our mortgage servicing rights was $637,000 at December 31, 2002. At December 31, 2002, the balance of real estate mortgage loans held for sale was $10.3 million.

        Construction and land development loans secured by real estate increased $9.6 million, or 32.8%, to $38.7 million at December 31, 2002. We have experienced steady growth in this area increasing in each of the last five years to $84.8 million at December 31, 2002 from $14.4 million at December 31, 1998.

        Non-farm, non-residential commercial loans secured by real estate increased $23.1 million or 37.4% to $84.8 million at December 31, 2002. We have experienced steady growth in this area increasing in each of the last five years to $23.1 million at December 31, 2002 from $7.6 million at December 31, 1998. We anticipate continued growth in this loan portfolio with our continued emphasis on small to mid-size business loans in our metropolitan markets.

        At December 31, 2001, real estate loans totaled $225.6 million, a $31.1 million or 16.0% increase from $194.5 million at December 31, 2000. The increase was generated from $14.8 million of internal loan growth and $16.3 million of loans purchased with the acquisition of Colorado National Bank. Included in real estate loans are construction and land development loans, non-farm, non-residential loans, and one to four family loans.

        At December 31, 2000, real estate loans increased $27.1 million or 16.23% to $194.5 million from $167.4 million at December 31, 1999.

Commercial and agricultural:

        Commercial and agricultural loans were $84.0 million at December 31, 2002, a decrease of $7.8 million or 8.5% from $91.9 million at December 31, 2001. Commercial loans include loans to service, retail, wholesale, and light manufacturing businesses. Agricultural loans included loans to farmers for production and other agricultural needs.

        Commercial loans were $67.9 million at December 31, 2002, compared to $72.9 million at December 31, 2001, a decrease of $5.0 million, or 6.8%. At December 31, 2001, commercial loans were $72.9 million compared to $63.1 million at December 31, 2000, an increase of $9.8 million or 15.5%. The increase was primarily contributed from $11.8 million in commercial loans contributed by the acquisition of Colorado National Bank. Commercial loans were $62.7 million at December 31, 1999, and $67.1 million at December 31, 1998.

        At December 31, 2002, agricultural loans were $16.1 million compared to $18.9 million at December 31, 2001, a decrease of $2.8 million or 15.0%. Agricultural loans were $18.9 million at December 31, 2001, a decrease of $5.1 million or 21.2% from $24.0 million at December 31, 2000. The decrease during 2002 and 2001 was due to our decision to reduce our exposure to the Kansas and Missouri agricultural markets. At December 31, 1999, agricultural loans were $24.3 million compared to $25.0 million at December 31, 1998.

Installment and other:

        Installment and other loans include automobile, residential, and other personal loans. The majority of these loans are installment loans with fixed interest rates. Installment and other loans were $29.7 million at December 31, 2002, a decrease of $10.5 million, or 35.3% from $40.2 million at December 31, 2001. At December 31, 2001, installment and other loans decreased $10.5 million or

20.7% from $50.7 million at December 31, 2000. Installment and other loans have been decreasing as a percentage of total loans over the past several years as we have placed less emphasis in this area as well as tightened our lending standards. We also exited the dealer paper business and sold our credit card portfolio during 2001.

        We believe that our philosophy in extending credit is relatively conservative in nature, with a presumption that most credit should have both a primary and secondary source of repayment, and that the primary source should generally be operating cash flows, while the secondary source should generally be collateral or guarantees of principals, for business obligations. Our lending policy requires both loan officer and loan committee approval for significant credits.

        At December 31, 2002 total loans receivable were 74.9% of total deposits and 52.0% of total assets.

Loan Maturities

        The following tables present, at December 31, 2002 and 2001, loans by maturity in each major category of our portfolio based on contractual repricing schedules. Actual maturities may differ from the contractual repricing maturities shown below as a result of renewals and prepayments. Loan renewals are re-evaluated using substantially the same credit procedures that are used when loans are made.

	December 31, 2002
		Over one year through five years
				Over five years
	One year or less
		Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
	(In Thousands)
Loans secured by real estate
One to four family	$6,773	$5,978	$946	$28,380	$48,382	$90,459
Construction and land development	25,059	5,707	1,977	115	5,859	38,717
Other	17,318	28,996	5,390	8,328	38,610	98,642

Total	49,150	40,681	8,313	36,823	92,851	227,818
Commercial and agricultural	37,989	16,873	10,676	3,317	15,194	84,049
Installment and other	5,385	19,830	2,948	860	693	29,716

Gross Loans	92,524	77,384	21,937	41,000	108,738	341,583
Less unearned fees	597	—	—	—	—	597

Total loans receivable	$91,927	$77,384	$21,937	$41,000	$108,738	$340,986

	December 31, 2001
		Over one year through five years
				Over five years
	One year or less
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

Non-performing assets

        Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans consist of loans 90 days or more delinquent and still accruing interest, non-accrual loans, and restructured loans. When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest, regardless of the delinquency status of a loan, the accrual of interest income is discontinued and any interest accrued to date is reversed through a charge to interest income. While a loan is on non-accrual status, it is our policy that interest income is recognized only after payment in full of the past due principal. Generally, management places loans which are greater than 90 days past due on non-accrual.

        The following table presents information concerning the non-performing assets at the dates indicated.

	December 31,
	2002	2001	2000	1999	1998
	(Dollars In Thousands)
Non-accrual loans	$3,413	$2,316	$2,705	$1,792	$2,241
Loans 90 days past due and still accruing	1,163	1,380	1,518	621	431

Non-performing loans	4,576	3,696	4,223	2,413	2,672
Other real estate owned	1,770	1,572	340	792	906

Total non-performing assets	$6,346	$5,268	$4,563	$3,205	$3,578

Non-performing loans as a percentage of total loans	1.34%	1.04%	1.27%	0.78%	1.04%
Non-performing assets as a percentage of total assets	0.97%	0.81%	0.85%	0.62%	0.81%

        Total non-performing assets totaled $6.3 million at December 31, 2002 compared to $5.3 million at December 31, 2001, representing an increase of $1.1 million or 20.5%. The increase in non-performing assets was primarily due to an increase in non-accrual loans of $1.1 million.

        Non-performing loans increased $880,000, or 23.8%, to $4.6 million at December 31, 2002 from $3.7 million at December 31, 2001. The increase in non-performing loans was primarily the result of a $1.3 million non-accrual agricultural loan in Kansas. The loan was placed on non-accrual status for payment delinquency. The loan is secured by real estate, which management believes will be adequate to pay the loan. We are working with the borrower to liquidate the real estate. We do not anticipate a loss on the credit.

        Other real estate owned was $1.8 million at December 31, 2002 compared to $1.6 million at December 31, 2001. Other real estate owned consisted of 18 properties held by our subsidiary banks, of which $1.6 million was attributable to eight borrowers. The properties consisted of five commercial buildings totaling $912,000, six one to four family properties totaling $518,000, and seven parcels of land totaling $341,000. The properties are all located within our market areas. Management is working to sell the real estate as soon as practical.

        Non-performing assets have steadily increased from 1998 along with the increase in our total assets. Non-performing assets as a percent of total assets increased to 0.97% at December 31, 2002, compared to 0.81% at December 31, 2001, and 0.85% at December 31, 2000. Non-performing assets will generally increase in times of economic uncertainty or stress. Management believes the level of non-performing assets may increase if the economic weakness experienced in 2002 continues in 2003, although the magnitude of any increase in non-performing loans is not determinable.

Impaired loans

        We consider a loan to be impaired when it is deemed probable by management that we will be unable to collect all contractual principal and interest payments in accordance with the terms of the original loan agreement. However, when determining whether a loan is impaired, management also considers the loan documentation, the current ratio of the loan's balance to collateral value, and the borrower's present financial position. Included as impaired loans are all loans contractually delinquent 90 days or more and all loans upon which accrual of interest has been suspended.

        At December 31, 2002, we had impaired loans totaling $4.6 million, which have related specific reserves of $1.2 million. This compares to $3.7 million of impaired loans, which had related specific reserves of $1.4 million at December 31, 2001. The increase in non-performing loans was primarily the result of a $1.3 million non-accrual agricultural loan in the Kansas City metropolitan area. The loan was placed on non-accrual status for payment delinquency. As indicated above, the loan is well secured by real estate and we are working with the borrower to liquidate the real estate.

        The average recorded investment in impaired loans during the year ended December 31, 2002 was $5.5 million. Interest income collected and recognized on impaired loans during the period the loans were considered to be impaired for 2002 totaled $166,000.

        Impaired loans will generally increase in times of economic uncertainty or stress. Management believes the level of impaired loans could increase if the economic weakness experienced in our market area during 2002 continues in 2003.

Allowance for Loan Losses

        Management maintains its allowance for loan losses based on industry standards, historical experience and an evaluation of economic conditions. We regularly review delinquencies and loan portfolio quality. Based upon these factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectibility is considered questionable. Since certain lending activities involve greater risks, the percentage applied to specific loan types may vary. The allowance is increased by provisions for loan losses and reduced by loans charged off, net of recoveries.

        The following table sets forth information regarding changes in the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars In Thousands)
Average total loans	$335,194	$339,258	$324,198	$267,695	$245,012
Total loans at end of period	$340,986	$357,080	$331,931	$329,924	$256,126
Allowance at beginning of year	$4,392	$3,911	$3,320	$2,541	$1,629
Loans charged off:
Real Estate:
One to four family	(238)	(99)	(15)	(20)	(14)
Construction	(18)	(141)	—	—	—
Other	(103)	(38)	(32)	—	—
Commercial	(561)	(441)	(217)	(198)	(169)
Lease financing receivables	(20)	(36)	(154)	(19)	—
Installment and other	(635)	(930)	(570)	(542)	(540)

Total charge-offs	(1,575)	(1,685)	(988)	(779)	(723)
Recoveries
Real Estate:
One to four family	13	4	—	23	1
Construction	29	—	4	—	—
Other	19	—	4	—	—
Commercial	38	67	50	38	28
Lease financing receivables	22	24	25	1	—
Installment and other	239	254	142	161	120

Total recoveries	360	349	225	223	149
Net charge-offs	(1,215)	(1,336)	(763)	(556)	(574)
Provision for loan losses	1,434	1,435	1,001	902	1,486
Allowance related to acquisitions	—	382	353	433	—

Allowance at end of period	$4,611	$4,392	$3,911	$3,320	$2,541

Ratio of net charge-offs to average total loans	0.36%	0.39%	0.24%	0.21%	0.23%
Allowance to total loans at end of period	1.35%	1.23%	1.18%	1.07%	0.99%
Allowance to nonperfoming loans	100.76%	118.83%	92.61%	137.59%	95.10%

        The allowance for loan losses has increased steadily over the last five years due to the increase in the commercial, construction and land development, and commercial real estate loans as a percent of total loans in the portfolio. In our experience, these loans required a higher allowance for loan losses. The allowance for loan loss to total loans at December 31, 2002 increased to 1.35% primarily due to provisions taken for our internal loan growth in commercial credits.

        Net charge-offs were $1.2 million for the year ended 2002, compared to $1.3 million for the year ended 2001. Net charge-offs for 2002 primarily consisted of $523,000 in commercial loans, $396,000 in installment loans, and $225,000 in one to four family real estate loans. Commercial loan net charge-offs were primarily composed of five credits totaling $487,000. These credits were from various industries in our markets including an auto leasing company, a retail-packaging manufacturer, a convenience store, an auto body shop, and fraudulent receivables purchased. One to four family net charge-offs was also the result of one larger credit, where we released the mortgage in error and the customer filed for bankruptcy. Installment net charge-offs have increased over the past few years at approximately 2.0% of installment net charge-offs to total installment loans. Management has taken steps to decrease this percentage by tightening our lending standards since early 2001. We also exited the dealer paper business and sold our credit card portfolio during 2001. As a result, the net charge-off percentage for installment loans has improved to 1.86% for 2002, compared to 2.21% for 2001.

        The $573,000 increase in net charge-offs for 2001, compared to 2000 was primarily related to a $248,000 increase in installment loan net charge-offs, $207,000 of commercial loan net charge-offs, and $104,000 net charge-offs from construction loans secured by real estate. The $248,000 increase in installment loan net charge-offs was partially attributable to additional credit card portfolio charge-offs in preparation for the sale of the credit card portfolio, which was disposed of during the second quarter of 2001, charge-offs generated in conjunction with normal review and analysis which was completed after the merger of the bank charters occurring during the first quarter of 2001, and a general increase in installment loan charge-offs. The $207,000 increase in commercial loans was largely the result of three large credits totaling $282,000. The $104,000 increase in construction loans secured by real estate was largely related to a real estate development loan of $109,000 charged-off during the year.

        Our lending personnel are responsible for continuous monitoring of the loan portfolio. Additionally, since 1997, we have performed an independent loan review process, which reviews the loan portfolio on a quarterly basis to determine compliance with loan policy, including the appropriateness of risk ratings assigned to individual loans, as well as the adequacy of the allowance for loan losses. The allowance for loan losses is based primarily on management's estimates of probable loan losses from the foregoing processes and historical experience. Our loan portfolio is also subject to periodic examination by regulatory agencies. These agencies may require charge-offs or additions to the allowance based upon their judgments about information available at the time of their examination.

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

	December 31,
	2002		2001		2000		1999		1998
	Amount of Gross Allowance	Loans in Category as of Percentage of Total Loans	Amount of Gross Allowance	Loans in Category as of Percentage of Total Loans	Amount of Gross Allowance	Loans in Category as of Percentage of Total Loans	Amount of Gross Allowance	Loans in Category as of Percentage of Total Loans	Amount of Gross Allowance	Loans in Category as of Percentage of Total Loans
	(Dollars In Thousands)
Loans secured by real estate
One to four family	$16	26.5%	$139	32.6%	$161	34.8%	$250	33.6%	$213	33.2%
Construction and land development	575	11.3%	248	8.2%	29	6.7%	16	6.6%	36	5.6%
Other	784	28.9%	658	22.4%	126	17.0%	85	14.0%	65	10.2%
Commercial and agricultural	2,102	24.6%	2,283	25.7%	2,211	26.2%	1,012	28.1%	945	36.8%
Lease financing receivables	14	0.0%	35	1.4%	76	0	50	0	—	—
Installment and other	864	8.7%	889	9.7%	828	12.9%	836	15.2%	550	14.2%
Unallocated	256	—	140	—	480	—	1,071	—	732	—

	$4,611	100.0%	$4,392	100.0%	$3,911	100.0%	$3,320	100.0%	$2,541	100.0%

        The provision for loan losses takes into account many factors such as our prior experience with loan losses and an evaluation of the risks in the loan portfolio at any given time, including changes in economic, operating, and other conditions of borrowers, the economies in our areas of operations and to a lesser extent, the national economy and several other factors beyond our control. The allowance for loan losses allocated to loans secured by real estate—other increased $126,000 at December 31, 2002 compared to December 31, 2001 due to the increase of $18.6 million in these loans during the year. The allowance for loan losses allocated to commercial and agricultural loans decreased $181,000 at December 31, 2002 compared to December 31, 2001 due to an decrease in the specific allowance allocated to the portfolio. The allowance for loan losses allocated to installment and other loans decreased $25,000 at December 31, 2002 compared to December 31, 2001 due to the decrease of $10.5 million in installment loans.

Investments

        We invest a portion of our available funds in short-term and long-term instruments, including federal funds sold and investment securities. Our investment portfolio is designed to provide liquidity for cash-flow requirements, to assist in managing interest rate risk, and to provide collateral for certain public deposits and other borrowing arrangements. During 2002, we initiated an interest rate risk management strategy through a transaction in which we purchased $40.0 million in short-term mortgage backed investment securities with $40.0 million in long-term borrowings from the Federal Home Loan Bank. The Federal Home Loan Bank borrowings, which carry an average rate of 4.19%, consisted of $30.0 million in 10/1 convertible advances with a 7.50% LIBOR strike and $10.0 million in 5/1 convertible securities with a 7.50% LIBOR strike. The intent of the transaction is to increase the asset sensitivity of our balance sheet to benefit from an increase in interest rates and borrow long-term borrowings during the period of historical low interest rates. While we believe interest rates may decrease or stay relatively low for the next twelve months causing an accelerated decrease in the initial spread on this transaction of approximately 150 basis points, we anticipate the next major trend in interest rates to be one of rising interest rates enabling us to increase net interest income.

        At December 31, 2002 and 2001, the investment portfolio was comprised principally of obligations of U.S. Government or its agencies, obligations of states and political subdivisions, and mortgage-backed securities.

        The following table presents our investments in certain securities accounted for as available for sale. "Other" investments is comprised of Federal Home Loan Bank stock, Federal Reserve Bank stock, mutual funds, and certain equity securities, all of which carry no stated maturity.

	December 31,
	2002	2001
	(In Thousands)
Investment securities available for sale:
U.S. Treasury Securities and government agencies	$54,998	$57,157
Obligations of state and political subdivisions	27,669	25,186
Mortgage-backed securities	126,409	113,007
Other	14,976	9,301

Total investment securities	$224,052	$204,651

        At December 31, 2002 and 2001, the investment portfolio did not contain investments; which were considered to be derivatives, structured notes or similar instruments that are classified as "High-Risk Securities" as defined by the Federal Financial Institutions Examinations Council.

        The following tables set forth a summary of the maturities in the investment portfolio at December 31, 2002 and December 31, 2001.

	December 31, 2002
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars In Thousands)
U.S. Treasury and agencies	$10,955	4.64%	$42,997	4.93%	$1,047	6.20%	$—	0.00%	$54,998	4.90%
Obligations of states and political subdivisions	1,282	4.22%	7,923	4.49%	10,618	4.97%	7,845	4.88%	27,669	4.77%
Mortgage-backed securities	—	—	729	5.41%	5,736	5.60%	119,943	5.40%	126,409	5.41%
Other(1)	8,969	3.60%	1,985	6.49%	—	—	4,022	5.00%	14,976	2.20%

	$21,207		$53,634		$17,402		$131,810		$224,052

	December 31, 2001
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars In Thousands)
U.S. Treasury and agencies	$10,589	5.31%	$41,461	5.06%	$5,107	6.73%	$—	0.00%	$57,157	5.26%
Obligations of states and political subdivisions	1,985	7.29%	8,170	6.54%	9,801	6.75%	5,230	7.11%	25,186	6.80%
Mortgage-backed securities	8,875	6.55%	45,824	6.21%	56,383	5.92%	1,925	5.36%	113,007	6.08%
Other(1)	6,376	—	2,925	—	—	—	—	—	9,301	0.00%

	$27,825		$98,380		$71,291		$7,155		$204,651

(1)
Other securities consist principally of Federal Home Loan Bank stock, Federal Reserve Bank stock, and mutual funds which have no stated maturity

Deposits

        Our primary source of funds has historically been customer deposits, which totaled $455.6 million at December 31, 2002, a $32.2 million decrease from $487.8 million at December 31, 2001. The decrease was primarily related to $26.5 million in deposits sold with the branch sale in June of 2002. Deposits totaled $442.2 million at December 31, 2000.

        The following table sets forth the average balances and weighted average rates for categories of deposits for the periods indicated.

	Years Ended December 31,
	2002		2001		2000
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars In Thousand)
Noninterest-bearing demand	$47,152	—	$50,528	—	$50,068	—
Interest-bearing demand	148,970	1.30%	122,325	2.40%	120,832	3.14%
Savings	33,854	1.46%	25,426	2.23%	24,249	2.41%
Time	217,858	3.58%	249,231	5.46%	245,593	5.86%

Total	$447,834		$447,510		$440,742

        The following table summarizes at December 31, 2002 and December 31, 2001, our certificates of deposit of $100,000 or more by time remaining until maturity.

	December 31,
Remaining maturity
	2002	2001
	(In Thousands)
Less than three months	$12,655	$26,014
Three months up to six months	8,992	14,995
Six months up to one year	15,737	12,034
One year and over	9,636	4,386

Total	$47,020	$57,429

Federal Home Loan Bank and Federal Reserve Bank Borrowings

        Our subsidiary banks are members of the Federal Home Loan Bank of Topeka (FHLB), which is one of 12 regional Federal Home Loan Banks. The FHLB system functions as a central bank providing credit for members. As members of the FHLB, our subsidiary banks are entitled to borrow funds from the FHLB and are required to own FHLB stock in an amount determined by a formula based upon total assets and FHLB borrowings. Our subsidiary banks may use FHLB borrowings to supplement deposits as a source of funds.

        At December 31, 2002, FHLB borrowings aggregated $112.3 million, compared to $74.4 million at December 31, 2001, and $30.9 million at December 31, 2000. The increase of $37.9 million in FHLB advances at December 31, 2002, compared to December 31, 2001, was the result of a transaction, where we borrowed $40.0 million in FHLB advances during 2002 and purchased short-term mortgage backed investment securities. The intent of the transaction is to increase the asset sensitivity of our balance sheet to benefit from an increase in interest rates and borrow long-term borrowings during the period of historical low interest rates. While we believe interest rates may decrease or stay relatively low for the next twelve months causing a an accelerated decrease in the initial spread on this transaction of approximately 150 basis points, we anticipate the next major trend in interest rates to one of rising interest rates enabling us to increase net interest income

        At December 31, 2002, based on FHLB stockholdings, the aggregate available and unused borrowing capacity of our subsidiary banks was approximately $32.7 million, which was available through a line of credit and term advances. FHLB borrowings are collateralized by FHLB stock and certain qualifying mortgage loans of our subsidiary banks.

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

        TeamBank, N.A. is a member bank of the Federal Reserve Bank of Kansas City and may use the Federal Reserve Bank discount window to meet short-term funding needs. These loans are available on a secured basis. Generally the banks pledge U.S. Government or qualifying municipal securities for these notes. None of our subsidiary banks have utilized short-term Federal Reserve Bank borrowings for over five years.

Capital Resources

        We monitor compliance with bank and financial holding company regulatory capital requirements, focusing primarily on risk-based guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy, core capital and total capital, which consist of core and secondary capital. Core capital, also known as Tier 1 capital, generally includes common shareholders' equity, perpetual preferred stock and minority interests in consolidated subsidiaries, less goodwill and intangible assets. No more than 25% of core capital elements may consist of cumulative preferred stock. Total risk based capital, also known as Tier 2 capital, generally includes the allowance for loan losses limited to 1.25% of weighted risk assets, certain forms of perpetual preferred stock, as well as hybrid capital instruments.

        The following tables present capital ratios as of the indicated dates.

	Risk Based Capital Ratios
	At December 31,
	2002		2001		2000
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Core capital	$43,175	11.00%	$41,637	10.60%	$28,809	8.49%
Core capital minimum requirement(1)	15,704	4.00%	15,705	4.00%	13,567	4.00%

Excess	$27,471	7.00%	$25,932	6.60%	$15,242	4.49%

Total risk based capital	47,786	12.17%	46,029	11.72%	32,720	9.65%
Total risk based capital requirement	31,407	8.00%	31,410	8.00%	27,135	8.00%

Excess	$16,379	4.17%	$14,619	3.72%	$5,585	1.65%

Total risk adjusted assets	$392,590		$392,620		$339,183

	Leverage Ratios
	At December 31,
	2002		2001		2000
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
Core capital	$43,175	6.88%	$41,637	6.92%	$28,809	5.50%
Core capital minimum requirement(2)	25,095	4.00%	24,070	4.00%	20,944	4.00%

Excess	$18,080	2.88%	$17,567	2.92%	$7,865	1.50%

Average total assets	$627,375		$601,743		$523,600

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

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of Statement No. 146 will have a significant impact on its consolidated financial statements.

        In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions. This Statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. Those transition provisions were effective on October 1, 2002. The scope of Statement No. 144 was amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The Company does not believe that the adoption of Statement No. 147 will have a significant impact on its consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not believe that the adoption of Interpretation No. 45 will have a significant impact on its consolidated financial statements.

        In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This Statement, which amends Statement No. 123, Accounting for Stock-Based Compensation, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition it requires more prominent and more frequent disclosure in financial statements about the effects of stock-based compensation. We will continue to account for stock-based compensation in accordance with APB No. 25. As such, we do not expect this standard to have a material impact on its consolidated financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, elaborates on the financial statement disclosures to be made by enterprises involved with variable interest entities, including requiring consolidation of entities in which an enterprise has a controlling financial interest that is not controlled through voting interests. The requirements in this Interpretation are effective for variable interest entities created after January 31, 2003 and the first fiscal or interim period beginning after June 15, 2003 for variable interest entities acquired before that date. The Company does not believe that the adoption of Interpretation No. 46 will have a significant impact on its consolidated financial statements.

        SFAS No. 144 Accounting for the Impairment of Disposal of Long-Lived Assets was adopted by the Company on January 1, 2002. The Statement established a single accounting model for all long-lived assets to be disposed of by sale, which is to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. The Statements also establishes criteria to determine when a long-lived asset is held for sale and provides additional guidance on accounting for such specific circumstances. The adoption of the new Statement is not expected to have a significant effect on earnings or the financial position of the Company.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

Liquidity

        We continuously forecast and manage our liquidity in order to satisfy cash flow requirements of depositors, borrowers, and our own cash flow needs. We have developed internal and external sources of liquidity to meet our continued growth needs. These include, but are not limited to, the ability to raise deposits through branch promotional campaigns, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At December 31, 2002 and December 31, 2001, these liquid assets totaled $259.6 million and $243.5 million, respectively. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

Asset and Liability Management

        Asset and liability management refers to management's efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the repricing of interest rate sensitive interest-bearing assets and interest-bearing liabilities. Controlling the maturity of repricing of an institution's liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. Close matching of repricing assets and liabilities will normally result in little change in net interest income when interest rates change. We monitor our assets and liability mix monthly in an effort to maintain consistent earnings performance through control of interest rate risk.

        Below is a static gap schedule as of December 31, 2002. This is just one of several tools which may be used to measure and manage interest rate sensitivity. Interest earning assets and interest-bearing liabilities are presented below within selected time intervals based on their repricing and maturity characteristics. In this view, the sensitivity position is perfectly matched when an equal amount of assets and liabilities reprice during any given time period. Excess assets or liabilities repricing in a given time period results in the interest rate gap shown in the table. A positive gap indicates more assets than liabilities will reprice in that time period, while a negative gap indicates more liabilities than assets will reprice.

	Static Gap Analysis At December 31, 2002
	3 Months Or Less	4 Through 12 Months	13 Through 36 Months	37 Through 60 Months	61 Through 120 Months	More Than 120 Months	Total
	(Dollars In Thousands)
Interest Earning Assets:
Loans receivable, net of unearned income	$37,750	$52,688	$61,597	$34,269	$39,144	$115,538	$340,986
Investment securities available for sale	4,753	7,689	42,907	10,727	17,402	140,574	224,052
Federal funds sold and interest bearing deposits	17,260	—	—	—	—	—	17,260

Total interest earning assets	59,763	60,377	104,504	44,996	56,546	256,112	582,298

Interest Bearing Liabilities:
Savings deposits and interest-bearing checking	195,633	—	—	—	—	—	195,633
Time deposits under $100,000	31,779	73,487	38,364	6,372	—	—	150,002
Time deposits over $100,000	12,655	24,729	7,810	1,826	—	—	47,020
Federal funds purchased and securities	—	—	—	—	—	—	—
sold under agreements to repurchase	4,401	—	—	—	—	—	4,401
Federal Home Loan Bank Advances	1,000	3,027	17,698	60,486	30,120	—	112,331
Notes Payable	6,425	—	30	15,525	—	—	21,980

Total interest bearing liabilities	251,893	101,243	63,902	84,209	30,120	—	531,367

Periodic Repricing Gap	(192,130)	(40,866)	40,602	(39,213)	26,426	256,112	50,931
Cumulative Repricing Gap	(192,130)	(232,996)	(192,394)	(231,607)	(205,181)	50,931
Periodic Repricing Gap as a percent of interest earning assets	(321.49)%	(67.68)%	38.85%	(87.15)%	46.73%	100.00%
Cumulative Repricing Gap as a percent of interest earning assets	(321.49)%	(385.90)%	(184.10)%	(514.73)%	(362.86)%	19.89%

        The table indicates that we are liability sensitive in the less than three-month period, the four through 12 month period, the 37 through 60 month period, and are asset sensitive for all other periods. This means that during the first two period classifications, interest bearing liabilities reprice faster than interest earning assets, thereby improving net interest income when rates are falling and reducing net interest income when rates are rising. While the "static gap" method is a widely used measure of interest sensitivity, it is not, in management's opinion, the only indicator of our rate sensitivity.

        The following table indicates that at December 31, 2002, if there had been a sudden and sustained increase in prevailing market interest rates, our 2003 interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

Change in Interest Rates	Net Interest Income	(Decrease) Increase	Percent Change
	(Dollars In Thousands)
200 basis point rise	$21,932	$1,422	6.93%
100 basis point rise	21,221	711	3.47
base rate scenario	20,510	—	—
100 basis point decline	19,245	(1,265)	(6.17)
200 basis point decline	16,795	(3,715)	(18.11)

        We also believe we are appropriately positioned for future interest rate movements, although we may experience some fluctuation in net interest income due to short-term timing differences between the repricing of assets and liabilities.

Item 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

Board of Directors
Team Financial, Inc.:

        We have audited the accompanying consolidated statements of financial condition of Team Financial, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team Financial, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and certain provisions of SFAS No.142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. Effective January 1, 2002, the Company adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated before June 30, 2001.

KPMG LLP
Kansas City, Missouri
February 21, 2003

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Financial Condition

(In Thousands)

	December 31, 2002	December 31, 2001
ASSETS
Cash and due from banks	$18,298	$19,513
Federal funds sold and interest bearing bank deposits	17,260	19,382

Cash and cash equivalents	35,558	38,895

Investment securities
Available for sale, at fair value (amortized cost of $218,037 and $203,528 at December 31, 2002 and December 31, 2001, respectively)	224,052	204,651

Total investment securities	224,052	204,651

Loans receivable, net of unearned fees	340,986	357,080
Allowance for loan losses	(4,611)	(4,392)

Net loans receivable	336,375	352,688

Accrued interest receivable	4,053	5,332
Premises and equipment, net	12,219	11,319
Assets acquired through foreclosure	1,770	1,572
Goodwill	14,407	12,010
Intangible assets, net of accumulated amortization	6,579	5,535
Bank owned life insurance policies	16,968	16,057
Other assets	3,888	2,251

Total assets	$655,869	$650,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Checking deposits	$172,886	$163,617
Savings deposits	31,212	36,336
Money market deposits	54,485	51,117
Certificates of deposit	197,022	236,681

Total deposits	455,605	487,751

Federal funds purchased and securities sold under agreements to repurchase	4,401	10,386
Federal Home Loan Bank advances	112,331	74,438
Notes payable	6,455	9,645
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	15,525
Accrued expenses and other liabilities	9,724	7,195

Total liabilities	604,041	604,940

Commitments and contingencies
Stockholders' Equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 4,442,210 and 4,414,142 shares issued; 4,107,627 and 4,179,242 shares outstanding at December 31, 2002 and December 31, 2001, respectively	27,393	27,144
Capital surplus	211	68
Retained earnings	23,290	19,493
Treasury stock, 334,583 and 234,900 shares of common stock at cost at December 31, 2002, and December 31, 2001, respectively	(3,034)	(2,056)
Accumulated other comprehensive income	3,968	721

Total stockholders' equity	51,828	45,370

Total liabilities and stockholders' equity	$655,869	$650,310

See accompanying notes to the consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Operations

(Dollars In Thousands, Except Per Share Data)

	Year Ended December 31,
	2002	2001	2000
Interest Income:
Interest and fees on loans	$25,890	$30,045	$29,737
Taxable investment securities	10,020	8,247	9,499
Nontaxable investment securities	889	1,032	1,074
Other	270	626	335

Total interest income	37,069	39,950	40,645

Interest Expense:
Deposits
Checking deposits	993	1,681	2,149
Savings deposits	493	567	581
Money market deposits	939	1,249	1,655
Certificates of deposit	7,803	13,601	14,382
Federal funds purchased and securities sold under agreements to repurchase	65	223	582
FHLB advances payable	4,256	1,929	1,778
Notes payable	325	717	1,120
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	1,508	590	—

Total interest expense	16,382	20,557	22,247

Net interest income before provision for loan losses	20,687	19,393	18,398
Provision for loan losses	1,434	1,435	1,001

Net interest income after provision for loan losses	19,253	17,958	17,397
Non-Interest Income:
Service charges	3,677	3,644	3,425
Trust fees	595	554	566
Insurance agency revenue	324	—	—
Gain on sales of mortgage loans	2,364	1,762	515
Gain (loss) on sales of investment securities	72	6	(53)
Gain on sale of branch assets	452	—	—
Other	2,680	1,958	1,407

Total non-interest income	10,164	7,924	5,860

Non-Interest Expenses:
Salaries and employee benefits	11,850	10,572	9,192
Occupancy and equipment	2,368	2,312	2,138
Data processing	1,910	1,754	1,868
Professional fees	1,073	1,111	1,071
Marketing	267	277	275
Supplies	368	368	307
Goodwill amortization	—	354	334
Intangible asset amortization	1,073	866	546
Conversion	6	246	70
Other	3,377	3,026	3,034

Total non-interest expenses	22,292	20,886	18,835

Income before income taxes	7,125	4,996	4,422
Income taxes	2,419	1,462	1,229

Net income	$4,706	$3,534	$3,193

Shares applicable to basic income per share	4,145,820	3,989,098	3,916,980
Basic income per share	$1.14	$0.89	$0.82

Shares applicable to diluted income per share	4,165,400	3,996,327	3,916,980
Diluted income per share	$1.13	$0.88	$0.82

See accompanying notes to the consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Year Ended December 31,
	2002	2001	2000
Net Income	$4,706	$3,534	$3,193
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $1,670, $277, and $753 in 2002, 2001, 2000, respectively	3,295	486	1,995
Reclassification adjustment for gains (losses) included in net income net of tax of $(24), ($2), and $15 in 2002, 2001, and 2000, respectively	(48)	(4)	38
Cumulative effect of change in accounting principle, net of tax of $101	—	196	—

Other comprehensive income, net	3,247	678	2,033

Comprehensive income	$7,953	$4,212	$5,226

See accompanying notes to the consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Changes In Stockholder's Equity

Years Ended December 31, 2002, 2001, 2000

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Additional paid-in capital	Retained earnings	Unearned Compensation	Treasury Stock	Accumulated other comprehensive income	Less redeemable common stock held by employee stock ownership plan, net of unearned compensation	Total stockholders' equity
BALANCE, December 31, 1999	25,268	122	14,356	—	(187)	(1,990)	—	37,569
Treasury stock purchased (300,000 shares)	—	—	—	—	(2,615)	—	—	(2,615)
Common stock issued in connection with compensation plans (6,492 shares)	56	—	—	—	—	—	—	56
Contribution of common stock to Company ESOP (45,400 shares)	—	(19)	—	—	360	—	—	341
Net Income	—	—	3,193	—	—	—	—	3,193
Dividends ($0.20 per share)	—	—	(778)	—	—	—	—	(778)
Other comprehensive income (loss), net of $753 in taxes	—	—	—	—	—	2,033	—	2,033

BALANCE, December 31, 2000	25,324	103	16,771	—	(2,442)	43	—	39,799
Treasury stock purchased (3,295 shares)	—	—	—	—	(24)	—	—	(24)
Common stock issued in connection with compensation plans (597 shares)	6	—	—	—	—	—	—	6
Common stock issued for acquisitions (250,000 shares)	1,814	—	—	—	—	—	—	1,814
Contribution of shares of treasury stock to Company ESOP (50,000 shares)	—	(35)	—	—	410	—	—	375
Net Income	—	—	3,534	—	—	—	—	3,534
Dividends ($0.20 per share)	—	—	(812)	—	—	—	—	(812)
Other comprehensive income (loss), net of $376 in taxes	—	—	—	—	—	678	—	678

BALANCE, December 31, 2001	27,144	68	19,493	—	(2,056)	721	—	45,370
Treasury stock purchased (119,683 shares)	—	—	—	—	(1,177)	—	—	(1,177)
Common stock issued in connection with compensation plans (8,068 shares)	49	—	—	—	—	—	—	49
Common stock issued in connection with non-compete agreement (20,000 shares)	200	—	—	—	—	—	—	200
Contribution of shares of treasury stock to Company ESOP (20,000 shares)	—	6	—	—	199	—	—	205
Increase in additional paid in capital in connection with compensaton plans	—	137	—	—	—	—	—	137
Net Income	—	—	4,706	—	—	—	—	4,706
Dividends ($0.22 per share)	—	—	(909)	—	—	—	—	(909)
Other comprehensive income (loss), net of $1,646 in taxes	—	—	—	—	—	3,247	—	3,247

BALANCE, December 31, 2002	$27,393	$211	$23,290	$—	$(3,034)	$3,968	$—	$51,828

Team Financial, Inc. And Subsidiaries

Consolidated Statements Of Cash Flows

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$4,706	$3,534	$3,193
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,434	1,435	1,001
Depreciation and amortization	3,299	2,051	1,943
Contribution of treasury stock shares to ESOP	205	375	341
Non-cash compensation expense	137	—	—
Change in bank owned life insurance	(781)	—	—
Net (gain) loss on sales of investment securities	(72)	(6)	53
Net gain on sales of mortgage loans	(2,364)	(1,762)	(515)
Net loss (gain) on sales of assets acquired through foreclosure	3	(4)	(16)
Net gain on sale of branch assets	(452)	—	—
Net gain on sale of credit card portfolio	—	(10)	—
Proceeds from sale of credit card portfolio	—	1,187	—
Proceeds from sale of mortgage loans	121,491	62,020	17,033
Origination of mortgage loans for sale	(114,143)	(75,242)	(19,017)
Net increase in other assets	(250)	(902)	(882)
Net (decrease) increase in accrued expenses and other liabilities	(1,182)	1,023	1,484

Net cash provided by (used in) operating activities	12,031	(6,301)	4,618

Cash flows from investing activities:
Net (increase) decrease in loans	(175)	15,461	(7,314)
Proceeds from sale of investment securities available-for-sale	9,239	34	21,374
Proceeds from maturities and principal reductions of investment securities available-for-sale	68,083	64,678	13,312
Purchases of investment securities available-for-sale	(108,540)	(97,361)	(19,940)
Proceeds from maturities and principal reductions of investment securities held-to-maturity	—	—	1,383
Purchases of investment securities held-to-maturity	—	—	(757)
Purchase of premises and equipment, net	(1,864)	(873)	(828)
Proceeds from sales on assets acquired through foreclosure	390	944	739
Purchase of bank owned life insurance	—	(15,650)	—
Cash (paid) received for acquisitions and dispositions, net	(35,374)	8,181	(2,731)

Net cash (used in) provided by investing activities	(68,241)	(24,586)	5,238

Cash flows from financing activities:
Net decrease in deposits	25,955	(12,038)	(11,211)
Net (decrease) increase in federal funds purchased and securities sold under agreement to repurchase	(5,985)	3,033	(2,024)
Payments on Federal Home Loan Bank advances	(2,107)	(4,511)	(21,306)
Proceeds from Federal Home Loan Bank advances	40,000	48,000	26,200
Payments on notes payable	(3,990)	(9,825)	(1,649)
Proceeds of notes payable	800	5,045	6,150
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	—	15,525	—
Common stock issued	249	6	56
Purchase of treasury stock	(1,177)	(24)	(2,615)
Dividends paid on common stock	(872)	(796)	(597)

Net cash provided by (used in) financing activities	52,873	44,415	(6,996)

Net change in cash and cash equivalents	(3,337)	13,528	2,860
Cash and cash equivalents at beginning of the period	38,895	25,367	22,507

Cash and cash equivalents at end of the period	$35,558	$38,895	$25,367

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$21,120	$21,267	$21,912
Income taxes	2,892	715	310

Noncash activities related to operations
Transfer of securities from held-to-maturity to available-for-sale	$—	$25,161	$—
Assets acquired through foreclosure	1,250	1,840	465
Loans to facilitate the sale of real estate acquired through foreclosure	417	60	—
Transfer of loans to assets acquired through foreclosure	1,250	1,841	312

Noncash activities related to acquisitions and sales:
Investing activities:
(Decrease) increase in investments	$(15,480)	$13,563	$7,287
Net (decrease) increase in loans receivable	(9,668)	30,070	12,926
(Decrease) increase in premises and equipment	(91)	1,411	444
Financing Activities:
(Decrease) increase in deposits	(58,101)	57,594	18,290

See accompanying notes to the consolidated financial statements

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies used in presenting the accompanying consolidated financial statements.

        Principles of Consolidation—The consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries, Team Financial Acquisition Subsidiary, TeamBank, N.A., and Colorado National Bank. All material inter-company transactions, profits, and balances are eliminated in consolidation.

        On December 18, 2002, we completed the acquisition of The Quarles Agency, Inc. insurance agency, a 25-year old insurance agency. The total consideration paid to The Quarles Agency Inc.'s shareholders was $6,850,000 in the form of $5,000,000 of cash at closing and the balance of the cash consideration of $1,850,000 plus interest thereon at the Prime Rate published in the Wall Street Journal minus one percent shall be paid in two annual contingent payments of $925,000 each. The acquisition was accounted for using the purchase method of accounting, as required by SFAS 141 Business Combinations. The results of operations from the date of purchase have been included in the consolidated financial statements.

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

        On September 18, 2001, we acquired 100% of the outstanding stock of Post Bancorp, Inc., owner of Colorado National Bank for $12.8 million, consisting of $11.0 million in cash and $1.8 million in common stock. The value of the 250,000 shares of common stock was determined based on the average market price of our common shares over a five-day period beginning with the two days prior to the date that the terms of the acquisition were agreed to and announced. The acquisition was accounted for using the purchase method of accounting, as required by SFAS 141 Business Combinations. The results of operations from the date of purchase have been included in the consolidated financial statements.

        On August 10, 2001, we completed the issuance of 1,552,500, 9.50% Cumulative Trust Preferred Securities at $10 per preferred security. The net proceeds were $14,425,000 after deduction of offering expenses and underwriting commissions of $1,100,000. We used approximately $11,000,000 of the net proceeds from the sale of the debentures to pay the cash portion of the purchase price for Post Bancorp, Inc. The remaining net proceeds were used to pay down our line of credit. The cumulative trust preferred securities trade on the NASDAQ national market under the symbol "TFINP".

        In March 2000, we acquired Fort Calhoun Investment Co., and its subsidiary Fort Calhoun State Bank with total assets of approximately $24.8 million. This acquisition has been accounted for by the purchase method and, accordingly, the results of operations from the date of purchase have been included in the consolidated financial statements.

        Financial Statement Presentation and Use of Estimates—The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting years. Actual results could differ from those estimates.

        Cash and Cash Equivalents—For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, securities purchased under agreements to resell, and certificates of deposit.

        Securities Available-for-Sale—Securities to be held for indefinite periods of time, including securities that management intends to use as a part of its asset/liability strategy that may be sold in response to changes in interest rates, loan prepayments, or other factors, are classified as available-for-sale and carried at fair value. Gains or losses on the sale of securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Unrealized holding gains or losses, net of tax, for securities available-for-sale are reported as a component of other comprehensive income.

        Loans—Loans are stated at unpaid principal balances, reduced by unearned fees. Interest on loans is accrued and credited to income as it is earned using the simple interest method on daily balances of the principal amount outstanding. However, interest is generally not accrued on loans over 90 days contractually delinquent. Accrued interest income is reversed when a loan is placed on non-accrual status. Fees received on loans in excess of amounts representing the estimated cost of origination are deferred and credited to income using the interest method.

        Mortgage Banking—Loans held for sale in the secondary market are carried at the lower of aggregate cost or fair value. Unrealized losses are recognized via a charge against operations through the establishment of a valuation reserve. Realized gains and losses on such loans are accounted for under the specific identification method. Qualified loan origination fees and costs are not amortized during the period the loans are held for sale.

        Typically, mortgage loans are sold to permanent investors while we retain the right to service the loans. Service fees are recorded in income when earned. Capitalized servicing rights are recorded at the time the loan is sold, thereby increasing the gain on sale by such amount, and subsequently amortized over the period of the estimated future net servicing income of the underlying financial assets. Any remaining unamortized amount is charged to expense if the related loan is repaid prior to maturity.

        Management monitors the capitalized mortgage servicing rights for impairment based on the fair value of those rights, as determined on a quarterly basis. Any impairment is recognized through a valuation allowance.

        Allowances For Loan Losses—We account for impaired loans in accordance with SFAS No. 114, Accounting By Creditors For Impairment Of A Loan, as amended by SFAS No. 118, Accounting By Creditors For Impairment Of A Loan—Income Recognition And Disclosures. SFAS No. 114 generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate at the date of initial impairment, or, as a practical expedient, at the loan's observable market prices or fair value of the collateral if the loan is collateral dependent. SFAS No. 114 indicates that a creditor should evaluate the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual.

        We consider a loan to be impaired when it is deemed probable by management that we will be unable to collect all contractual principal and interest payments in accordance with the terms of the original loan agreement. However, when determining whether a loan is impaired, management also considers the loan documentation, the current ratio of the loan's balance to collateral value, and the borrower's present financial position. Included as impaired loans are all loans contractually delinquent 90 days or more and all loans upon which accrual of interest has been suspended.

        Management believes that the allowance for loan losses as of December 31, 2002 is adequate. However, additions to or recaptures from the allowances may be necessary based upon changes in economic conditions, borrower financial status, the regulatory environment, real estate values, and loan portfolio size and composition. Many of these factors are beyond our control and, accordingly, periodic provisions for estimated loan losses may vary from time to time. In addition, various regulatory agencies, as an integral part of the examination process, periodically review our allowance for estimated loan losses. Such agencies may develop judgments different from those of management and may require us to recognize provision against operations.

        Real Estate Owned—Real estate acquired through foreclosure is initially recorded at the lower of cost or fair value less estimated cost to sell. If fair value less cost to sell is less than amortized cost, a charge against the allowance for estimated loan losses is recorded at property acquisition. Declines in property value subsequent to acquisition are charged to operations.

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

        Premises And Equipment—Land is carried at cost. Other premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimate useful lives of the assets or the term of the related lease, whichever is shorter. The useful lives for the principal classes of assets are:

Assets	Useful Life
Buildings and improvements	5 to 40 years
Furniture, fixtures, and equipment	3 to 10 years

        Goodwill and Other Intangible Assets—Goodwill resulting from the acquisition of bank branches and subsidiaries represents the excess of the purchase price over the fair value of the net assets acquired or net liabilities assumed. Goodwill arising from acquisitions consummated prior to the adoption of Statement of Financial Accounting Standards (SFAS") No. 142 Goodwill and Other Intangible Assets on July 1, 2001 was amortized straight-line over periods ranging from ten to twenty years. Effective July 1, 2001, we adopted certain provisions of SFAS 142 related to business combinations consummated after June 30, 2001. Effective January 1, 2002, we adopted the provisions of SFAS 142 related to business combinations before June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. It also requires intangible assets with estimated useful lives be amortized to their estimated residual values, and be reviewed for impairment. The statement required us to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. Because the fair value of each of the reporting units exceeded the carrying value of the unit, no impairment of reporting unit goodwill was indicated. As a result, no impairment loss was recognized as a cumulative effect of a change in accounting principle in our 2002 consolidated statement of operations.

        Core deposit intangible assets resulting from the acquisition of bank branches and subsidiaries represent the fair value assigned to core deposits assumed. Core deposit intangible assets are amortized using a straight-line or accelerated basis over periods ranging from seven to fifteen years.

        Agency expiration intangible assets resulting from the acquisition of insurance agencies represent the fair value assigned to the existing customer list of the insurance agency acquired. Agency expiration intangible assets are amortized using a straight-line basis over a period of ten years.

        Non-compete agreement intangible assets reflect the consideration paid to individuals for contracts not to compete with us in our markets. Non-compete agreement intangible assets are amortized over the life of the contract.

        Insurance Agency Revenue—Insurance agency revenue is recorded as of the effective date of insurance coverage or the billing date, whichever is later. Contingent commissions and commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received, which is our first notification of amounts earned.

        Income Taxes—We file consolidated federal income tax returns. Certain income and expense items are treated differently for financial reporting purposes than for income tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Income Per Share—Basic income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potentially dilutive securities consisted of unexercised stock options at December 31, 2002, 2001, and 2000.

        Recent Accounting Developments—In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of Statement No. 146 will have a significant impact on its consolidated financial statements.

        In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions. This Statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. Those transition provisions were effective on October 1, 2002. The scope of Statement No. 144 was amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The Company does not believe that the adoption of Statement No. 147 will have a significant impact on its consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not believe that the adoption of Interpretation No. 45 will have a significant impact on its consolidated financial statements.

        In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This Statement, which amends Statement No. 123, Accounting for Stock-Based Compensation, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition it requires more prominent and more frequent disclosure in financial statements about the effects of stock-based compensation. We will continue to account for stock-based compensation in accordance with APB No. 25. As such, we do not expect this standard to have a material impact on its consolidated financial position or results of operations. We have adopted the disclosure-only provisions of SFAS No. 148 for the year ended December 31, 2002.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, elaborates on the financial statement disclosures to be made by enterprises involved with variable interest entities, including requiring consolidation of entities in which an enterprise has a controlling financial interest that is not controlled through voting interests. The requirements in this Interpretation are effective for variable interest entities created after January 31, 2003 and the first fiscal or interim period beginning after June 15, 2003 for variable interest entities acquired before that date. The Company does not believe that the adoption of Interpretation No. 46 will have a significant impact on its consolidated financial statements.

        SFAS No. 144 Accounting for the Impairment of Disposal of Long-Lived Assets was adopted by the Company on January 1, 2002. The Statement established a single accounting model for all long-lived assets to be disposed of by sale, which is to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. The Statement also establishes criteria to determine when a long-lived asset is held for sale and provides additional guidance on accounting for such specific circumstances. The adoption of the new Statement did not have an effect on our earnings or the financial position.

2.    INVESTMENT SECURITIES

        The amortized cost, gross unrealized gains and losses, and fair value of investment securities are presented below:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt Securities:
U.S. Agency Securities	$53,020	$1,979	$—	$54,998
Mortgage-backed securities	123,574	2,835	—	126,409
Nontaxable Municipal Securities	25,562	1,032	16	26,578
Taxable Municipal Securities	1,003	89	—	1,091
Other debt securities	6,147	65	—	6,212

Total Debt Securities	209,305	5,999	16	215,288

Equity Securities	8,732	41	8	8,764

Total Available for Sale Securities	$218,037	$6,040	$24	$224,052

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for sale:
Debt Securities:
U.S. Treasury Securities	$3,491	$69	$—	$3,560
U.S. Agency Securities	52,391	1,296	90	53,597
Mortgage-backed securities	113,299	1,019	1,311	113,007
Nontaxable Municipal Securities	23,565	424	48	23,941
Taxable Municipal Securities	1,243	12	10	1,245
Other debt securities	3,152	37	265	2,924

Total Debt Securities	197,141	2,857	1,724	198,274

Equity Securities	6,387	16	26	6,377

Total Available for Sale Securities	$203,528	$2,873	$1,750	$204,651

        Equity securities consist primarily of Federal Home Loan Bank and Federal Reserve Bank stock.

        Gross realized gains and losses on sale of investment securities available for sale are summarized as follows:

	Year ended December 31,
	2002	2001	2000
	(In Thousands)
Gain on sales of investment securities available for sale	$72	$6	$36
Loss on sales of investment securities available for sale	—	—	89

Net gain (loss) on sales of investment securities available for sale	$72	$6	$(53)

Proceeds from the sale of investment securities available for sale	$9,239	$34	$21,374

        Maturities of investment securities classified as available-for-sale are listed in the following table. Maturity dates of mortgage backed investment securities are based upon estimated maturity dates.

	December 31, 2002
	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale:
Due less than one year	$12,207	$12,443
Due after one through five years	51,555	53,634
Due after five through ten years	16,650	17,402
Due after ten years	128,893	131,810
Other investments	8,732	8,764

	$218,037	$224,052

	December 31, 2001
	Amortized Cost	Fair Value
	(In Thousands)
Available-for-sale:
Due less than one year	$21,121	$21,448
Due after one through five years	95,787	98,380
Due after five through ten years	72,067	71,291
Due after ten years	8,166	7,155
Other investments	6,387	6,377

	$203,528	$204,651

        We pledge investment securities to secure public deposits and for other purposes as required by state law. The following table presents the pledge status of our investment securities:

Investment Securities Pledged

	December 31,
	2002	2001
	(In Thousands)
Amortized Cost	$176,491	$145,294
Fair Value	181,800	146,427

3.    LOANS

        Major classifications of loans at December 31, 2002 and 2001 are as follows:

	December 31, 2002
	Fixed	Adjustable	Total	Mix
	(Dollars In Thousands)
Loans Receivable
Loans secured by real estate
One to four family	$43,020	$47,439	$90,459	26.5%
Construction and land development	28,019	10,698	38,717	11.4
Non-farm, non-residential	45,070	39,681	84,751	24.9
Farmland	5,611	6,960	12,571	3.7
Multifamily	356	964	1,320	0.4
Commercial and industrial	33,828	34,110	67,938	19.9
Agricultural	4,914	11,197	16,111	4.7
Installment loans	21,154	159	21,313	6.3
Obligations of state and political subdivision	3,692	2,640	6,332	1.9
Lease financing receivables	790	1,281	2,071	0.6

Gross Loans	186,454	155,129	341,583	100.2

Less unearned fees	597	—	597	0.2

Total loans receivable	$185,857	$155,129	$340,986	100.0%

	December 31, 2001
	Fixed	Adjustable	Total	Mix
	(Dollars In Thousands)
Loans Receivable
Loans secured by real estate
One to four family	$54,222	$62,187	$116,409	32.6%
Construction and land development	15,727	13,427	29,154	8.2
Non-farm, non-residential	28,173	33,512	61,685	17.3
Farmland	6,108	10,021	16,129	4.5
Multifamily	514	1,752	2,266	0.6
Commercial and industrial	38,085	34,818	72,903	20.4
Agricultural	5,810	13,138	18,948	5.3
Installment loans	30,313	317	30,630	8.6
Obligations of state and political subdivision	3,818	724	4,542	1.3
Lease financing receivables	1,606	3,433	5,039	1.4

Gross Loans	184,376	173,329	357,705	100.2

Less unearned fees	625	—	625	0.2

Total loans receivable	$183,751	$173,329	$357,080	100.0%

        Included in real estate mortgage loans are loans held for sale of approximately $10,329,000 and $16,354,000 at December 31, 2002 and 2001, respectively.

        A summary of non-performing assets is as follows:

	December 31, 2002	December 31, 2001
	(In Thousands)
Non-performing assets:
Non-accrual loans
Real estate loans	$1,549	$1,031
Commercial, industrial, and agricultural	1,665	894
Installment loans	199	391

Total non-accrual loans	3,413	2,316

Loans past due 90 days or more still accruing
Real estate loans	$799	$628
Commercial, industrial, and agricultural	362	741
Installment loans	2	11

Total past due 90 days or more still accruing	1,163	1,380

Total non-performing loans	4,576	3,696
Assets acquired through foreclosure	1,770	1,572

Total non-performing assets	$6,346	$5,268

        An analysis of impaired loans is summarized as follows:

	Accrual Status		Non Accrual Status		Total Impaired Loans
	Principal	Specific Allowances	Principal	Specific Allowances	Principal	Specific Allowances
	(In Thousands)
December 31, 2002	$1,163	$637	$3,413	$582	$4,576	$1,219
December 31, 2001	$1,380	$369	$2,316	$991	$3,696	$1,360

	Years Ended December 31,
	2002	2001
	(In Thousands)
Average investment in impaired loans during the period	$5,514	$4,413

        Activity related to loans made to our directors and executive officers during 2002 is presented below. Such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateralization (In Thousands):

Loans to executive officers at January 1, 2002	$3,373
Additions	679
Amounts collected	(3,071)

Balance at December 31, 2002	$981

        Our primary market areas in Kansas are Miami County, Allen County, Franklin County Labette County, Johnson County, Dickinson County and surrounding counties. The primary market areas in Nebraska are Douglas County, Washington County, and Sarpy County. The primary market areas in Colorado are El Paso County and Teller County along the front range of the Colorado Rocky Mountains and in Missouri the primary market areas are Vernon County and Barton County. Accordingly, the majority of the loans made by our subsidiary banks are within these primary market areas.

4.    MORTGAGE BANKING ACTIVITIES

        We service first mortgage loans for secondary investors. Escrow balances are held on deposit for first mortgage loans serviced in our subsidiary banks. The aggregate first mortgage loans serviced and escrow balances held are as follows:

	December 31,
	2002	2001
	(In Thousands)
Mortgage loans serviced	$131,742	$125,117
Escrow deposits	230	351

        Included in gain on sales of mortgage loans are capitalized mortgage servicing rights. A summary of the mortgage servicing rights, which are included in intangible assets for the years ended December 31, 2002, 2001, and 2000 is as follows:

	December 31,
	2002	2001	2000
	(In Thousands)
Balance January 1	$759	$807	$822
Mortgage servicing rights capitalized during the year	660	767	148
Amortization	(541)	(728)	(163)
Impairment	(241)	(87)	—

Balance December 31	$637	$759	$807

        Service fees earned (net of amortization of capitalized mortgage servicing rights), included in other income in the accompanying consolidated statements of operations, are as follows:

	December 31,
	2002	2001	2000
	(In Thousands)
Service fees earned	$329	$329	$323

5.    ALLOWANCE FOR LOAN LOSSES

        A summary of the allowances for loan losses for the years ended December 31, 2002, 2001, and 2000 is as follows:

	December 31,
	2002	2001	2000
	(In Thousands)
Balance, beginning of period	$4,392	$3,911	$3,320
Provision for loan losses	1,434	1,435	1,001
Charge-offs	(1,575)	(1,685)	(988)
Recoveries	360	349	225
Allowance related to acquisitions	—	382	353

Balance, end of period	$4,611	$4,392	$3,911

6.    PREMISES AND EQUIPMENT, NET

        Major classifications of bank premises and equipment at December 31, 2002 and 2001 are summarized as follows:

	December 31,
	2002	2001
	(In Thousands)
Land	$2,615	$1,918
Bank premises	11,057	11,238
Furniture, fixtures, and equipment	9,218	8,223

	22,890	21,379
Less accumulated depreciation	10,671	10,060

	$12,219	$11,319

        Depreciation expense aggregating $917,000, $968,000, and $1,029,000 for the years ended December 31, 2002, 2001, and 2000, respectively, has been included in occupancy and equipment expense in the accompanying consolidated statements of operations.

7.    GOODWILL AND INTANGIBLE ASSETS

        Goodwill and intangible assets: Effective July 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 Business Combinations. Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets.

        The following table summarizes our intangible assets as of December 31, 2002.

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization
	(In Thousands)
Core deposit intangible	$6,400	$2,148
Agency Expirations	1,349	5
Non-Compete Agreements	350	4
Mortgage servicing rights	1,905	1,268

Total intangible assets	$10,004	$3,425

        The following table summarizes amortization expense on the intangible assets.

	Estimated Amortization Expense
	Core Deposit Intangible	Mortgage Servicing Rights	Agency Expirations	Non-Compete Agreements	Total
	(In Thousands)
For the year ending December 31, 2003	$487	$126	$135	$115	$863
For the year ending December 31, 2004	468	126	135	112	841
For the year ending December 31, 2005	463	126	135	40	763
For the year ending December 31, 2006	463	126	135	40	763
For the year ending December 31, 2007	463	126	135	39	762

        Goodwill at December 31, 2002 was $14.4 million, an increase of $2.4 million from December 31, 2001. Goodwill decreased during the year from the sale of our Chapman and Abilene, Kansas branches during the second quarter. Goodwill increased during the year as a result of The Quarles Agency, Inc. acquisition in the fourth quarter of the year. There was no impairment to goodwill recorded for the year ended December 31, 2002.

Goodwill
Balance as of January 1, 2002	$12,010
Goodwill acquired during year	3,707
Reduction of goodwill related to sale of bank branches	(1,310)

Balance as of December 31, 2002	$14,407

        As required by SFAS 142, we discontinued recording goodwill amortization effective January 1, 2002. The following tables compare results of operations as if no goodwill amortization had been recorded in 2001 or 2000.

	Year Ended December 31,
	2002	2001	2000
Reported net income	$4,706	$3,534	$3,193
Add back goodwill amortization	—	354	334

Adjusted net income	$4,706	$3,888	$3,527

Basic income per share	$1.14	0.89	0.82
Add back goodwill amortization	—	0.08	0.08

Adjusted net income	$1.14	$0.97	$0.90

Diluted income per share	$1.13	$0.88	$0.82
Add back goodwill amortization	—	$0.08	$0.08

Adjusted net income	$1.13	$0.96	$0.90

8.    DEPOSIT ACCOUNTS

        Deposits are summarized as follows:

	December 31,
	2002	2001
	(In Thousands)
Demand:
Noninterest bearing	$62,950	$66,985

Interest bearing:
NOW	109,936	96,632
Money market	54,485	51,117

	164,421	147,749

Total demand	227,371	214,734
Savings	31,212	36,336
Time	197,022	236,681

Total Deposits	$455,605	$487,751

Time Deposits of $100,000 and over	$47,020	$57,429

        Principal maturities of time deposits at December 31, 2002 are as follows:

Year	Amount
(In Thousands)
2003	$142,650
2004	35,074
2005	11,100
2006	3,068
2007	5,040
Thereafter	90

$197,022

9.    SECURITIES SOLD UNDER AGREEEMENTS TO REPURCHASE

        Our obligation to repurchase securities sold at December 31, 2002 and 2001 aggregated $4,401,000 and $4,236,000, respectively. Information concerning securities sold under agreements to repurchase is as follows:

	December 31,
	2002	2001
	(Dollars In Thousands)
Average monthly balance during the year	$4,221	$5,255
Weighted average interest rate at year end	1.00%	1.02%
Weighted average interest rate during the year	1.28%	1.73%
Maximum month-end balance during the year	$5,919	$6,975

        At December 31, 2002, such agreements were secured by investment securities. A safekeeping agent under our control maintains pledged securities.

10.  ADVANCES FROM THE FEDERAL HOME LOAN BANK AND NOTES PAYABLE

        Following is a summary of the advances from the Federal Home Loan Bank and notes payable at December 31, 2002 and 2001:

	2002	2001
	(In Thousands)
Unsecured notes payable, interest of 4.50% due in 2002.	$—	$600
Note payable, interest floating at 1.75% over one month LIBOR (3.19% and 3.86% at December 31, 2002 and 2001), due March 31, 2003, secured by common stock of subsidiary banks	3,125	4,000
Borrowing under a line of credit, interest floating at 2.00% over one month LIBOR (3.44% and 3.86% at December 31, 2002 and 2001), due March 31, 2003, secured by common stock of subsidiary banks. Maximum credit limit as of December 31, 2002 was $8,000,000	3,300	5,000
Non-interest bearing unsecured notes payable, due in 2003	30	45
Federal Home Loan Bank borrowings by certain subsidiary banks at interest rates ranging from 3.40% to 7.09%; maturities ranging from 2003 to 2012; secured by real estate loans, investments securities, and Federal Home Loan Bank stock	112,331	74,438

	$118,786	$84,083

        We maintain a line of credit of $8,000,000 to an unrelated bank with interest floating at 2.00% over one month LIBOR, due March 31, 2003. As of December 31, 2002, we had $3,300,000 outstanding on the line of credit with an available balance of $4,700,000.

        Management expects to renew the term note for $3,125,000 maturing March 31, 2003 and the line of credit of $8,000,000 maturing March 31, 2003, but can provide no assurance to that effect.

        Our subsidiary banks maintain lines of credit with the Federal Home Loan Bank totaling $145,071,000. As of December 31, 2002, our subsidiary banks had $112,331,000 outstanding on the line of credit with an available balance of $32,739,000.

        Principal maturities on advances from the Federal Home Loan Bank at December 31, 2002 are as follows:

Year	Amount
(In Thousands)
2003	$4,030
2004	—
2005	5,698
2006	—
2007	—
Thereafter	102,603

$112,331

11.  COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED OF SUBSIDIARY TRUSTS HOLDING SOLELY SUBORDINATED DEBENTURES

        On August 10, 2001 Team Financial Capital Trust I (the Trust), a Delaware business trust we formed, completed the sale of $15.525 million 9.50% Cumulative Trust Preferred Securities. The Trust used the net proceeds from the offering to purchase a like amount of our 9.50% Subordinated Debentures. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. Total expenses associated with the offering approximated $1.0 million and are included in "Other Assets" and are being amortized on a straight line basis over the life of the debentures.

        The Cumulative Trust Preferred Securities accrue and pay distributions quarterly at annual rates of 9.50% of the stated liquidation amount of $10 per Preferred Security. We have fully and unconditionally guaranteed all of the obligations of the Trusts. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Cumulative Trust Preferred Securities.

        The Cumulative Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on August 10, 2031 or upon earlier redemption as provided in the Indentures. We have the right to redeem the Debentures, in whole or in part, on or after August 10, 2006 at a redemption price specified in the Indentures plus any accrued but unpaid interest to the redemption date.

12.  EMPLOYEE BENEFIT PLANS

        Eligible employees participate in an employee stock ownership plan (ESOP), which was formed in 1986. ESOP contributions charged to salaries and benefits expense were $375,000 in 2002 and 2001, and $341,000 in 2000. The 2002 contribution was made contributing $170,000 in cash and 20,000 shares of common stock with a fair value of $10.25 per share. The 2001 contribution was made by contributing 50,000 shares of common stock with a fair value of $7.50 per share.

        In May 1994, we adopted an employee stock purchase plan. The plan provides employees the opportunity to purchase our common stock pursuant to Section 423 of the Internal Revenue Code. We issued 5,565, 597, and 6,492 shares in January 2002, 2001, and 2000, respectively, in exchange for cash of $33,100, $6,000 and $56,000.

        In January 1996, we implemented a bonus program, which awards employees for their performance based on certain financial and growth targets determined by management. Bonus awards are at the discretion of the Compensation Committee and may consist of cash, common stock, or a combination thereof. We charged $551,600 and $435,800 to salaries and benefits expense as a result of this bonus program in 2002 and 2001, respectively. There was no charge to salaries and benefits expense under the program for 2000.

        In November 1998, our Board of Directors approved the Team Financial, Inc. 401(k) Savings Plan. The Plan became effective January 1, 1999. Employees, meeting certain conditions, are eligible to participate in the Plan immediately upon their employment date. We match 50% of the first 6% of compensation, which employees contribute to the Plan. Our contributions vest ratably over five years. We charged $165,200, $162,000, and $129,700 to salaries and benefits expense as a result of this program in 2002, 2001, and 2000, respectively.

        In May of 1999, our Board of Directors approved a Stock Incentive Plan (the "Plan"), which provides for several different types of stock and stock-based awards. The Plan became effective July 1,1999. Employees meeting certain conditions are eligible to participate in the Plan. The selection of participants will be solely within the discretion of the Board of Directors. The stock incentive awards authorized to be distributed under the Plan on a stand alone, combination, or tandem basis are (i) stock options, (ii) stock appreciation rights, (iii) other stock based awards. Pursuant to the Plan, 470,000 shares of Team Financial, Inc. common stock are reserved for issuance under the stock option components of the Plan. We granted stock options to acquire 35,000 shares of common stock for $8.32 per share and 22,950 shares of common stock for $10.10 per share during 2002, 13,600 shares of common stock for $8.32 per share and 35,000 for $6.625 per share during 2001, and 35,250 for $6.625 per share and 35,000 for $8.94 per share during 2000. We charged $136,900 to compensation expense for 2002 in connection with stock options to acquire shares of common stock granted below market value.

        We apply Accounting Principals Board ("APB") Opinion No. 25 and related interpretations in accounting for the Stock Incentive Plan. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of our stock at the date of grant over the amount the employee must pay to acquire the stock.

        Had compensation costs for the stock option components of the Plan been determined based upon the fair value at the date of grant consistent with SFAS No. 123, Accounting For Stock Based Compensation, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year ended December 31,
	2002	2001	2000
	(Dollars In Thousands, Except Per Share Data)
Net income:
As reported	$4,706	$3,534	$3,193
Pro forma	4,125	3,261	3,122
Basic earnings per share
As reported	$1.14	$0.89	$0.82
Pro forma	0.99	0.82	0.80
Diluted earnings per share
As reported	$1.13	$0.88	$0.82
Pro forma	0.99	0.82	0.80
Shares utilized in basic earnings per share	4,145,820	3,989,098	3,916,980
Shares utilized in diluted earnings per share	4,165,400	3,996,327	3,916,980

        The fair value of options issued was estimated using the following weighted average information; risk free interest rate of 3.82% for 2002, 5.17% for 2001, and 5.11% for 2000; an expected life of 10 years; expected volatility of stock price of 15.33% for 2002, 15.85% for 2001, and 20.10% for 2000; and expected dividends of 1.16% per year for 2002, 2.50% for 2001, and 2.53% for 2000.

        In July of 2001, our Board of Directors approved a non-qualified salary continuation plan for executive officers whereby the executive officer will receive monthly benefits for ten years commencing with the month after retirement. The monthly benefits accrue based upon a stated percentage ranging from 25% to 65% of the highest consecutive ten year average of the participant's salary. In the event of death of the participant, the plan provides a continuing benefit to the spouse based on a vesting schedule defined by a percentage of the participant's age. Our subsidiary banks charged $228,200 and $102,000 to salary and benefits expense for 2002 and 2001, respectively, as a result of this program.

        In January of 2002, our Board of Directors approved a non-qualified deferred compensation plan for executive officers whereby the executive officer may defer a stated percentage of salary ranging from 2% of compensation to 10% of compensation. The deferral amounts are matched by us based on a stated percentage ranging from 15% to 25%. We accrue interest on the deferral amounts based on a modified return on equity calculation, which includes our return on equity, net of agency expiration intangible asset amortization and core deposit intangible asset amortization. Our subsidiary banks charged $24,000 to salary and benefits expense for 2002 as a result of this program.

13.  INCOME TAXES

        Total income tax expense for the year ended December 31, 2002 was allocated as follows:

	2002	2001	2000
Income from continuing operations	$2,419	$1,462	$1,229
Other comprehensive income	1,646	376	768
Goodwill for initial recognition of acquired deferred tax liabilities	500	631	—

Total	$4,565	$2,469	$1,997

        Income tax expense (benefit) attributable to income from operations for 2002, 2001, and 2000 consists of the following:

	2002	2001	2000
	(In Thousands)
Current	$1,738	$1,511	$1,531
Deferred	681	(49)	(302)

Total	$2,419	$1,462	$1,229

        Following is reconciliation between income tax expense attributable to income from operations and the amount computed by multiplying earnings before income taxes by the statutory federal income tax rate of 34%:

	2002	2001	2000
	(In Thousands)
Expected federal income tax expense	$2,423	$1,699	$1,503
Interest on obligations of state and political subdivisions	(479)	(432)	(410)
State income taxes, net of federal tax benefit	272	178	180
Cash value increase of bank owned life insurance, net of premiums paid	(317)	(139)	—
Goodwill	449	121	114
Income tax benefit on dividends paid to ESOP	(80)	(78)	(124)
Other	151	113	(34)

Income tax expense attributable to income from operations	$2,419	$1,462	$1,229

        The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002, 2001, and 2000 are presented below:

Deferred tax assets	2002	2001	2000
	(In Thousands)
Allowance for loan losses	$1,530	$1,239	$938
Acquired net operating loss carry forwards	19	92	238
Deferred compensation	193	82	70
Other	49	158	202
State taxes, net	—	6	35

Total gross deferred tax assets	1,791	1,577	1,483

Deferred tax liabilities	2002	2001	2000
	(In Thousands)
Dividends from real estate investment trust	$606	$—	$—
Net unrealized gain on securities available for sale	2,048	402	26
Agency expirations	451	—	—
Mortgage servicing rights	220	258	278
Premises and equipment	721	752	391
Core deposit intangible asset	162	210	—
FHLB stock	163	163	163
Carrying value of bonds due to acquisition	64	125	—
State taxes, net	13	—	—

Total gross deferred tax liabilities	4,448	1,910	858

Net deferred tax asset (liability)	$(2,657)	$(333)	$625

        The net operating loss carryforward, if not utilized, will expire in 2003.

        During 2000, we began recapturing our tax bad debt reserves of approximately $1,230,000 that had previously been established under Internal Revenue Code Section 585. A portion of this amount will be included in taxable income over each of the next four years according to the appropriate provisions of the Code. Tax expense has previously been provided on this amount, and the related deferred tax liability of $69,000 is included in deferred taxes. A valuation allowance for deferred tax assets was not necessary at December 31, 2002 or 2001.

        We had deferred income for tax purposes related to our investment in a Real Estate Investment Trust because of a different tax year for a subsidiary entity. As a result of a new regulation promulgated by the Treasury Department in 2002, this income will be included in taxable income ratably over a four-year period beginning in 2002. As a result of this change in tax law, we have deferred income taxes payable of $606,000 as of December 31, 2002, which will be paid ratably in the years ending December 31, 2003, 2004, and 2005.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

        Fair value of financial instruments at December 31, 2002 and 2001, including methods and assumptions utilized, are set forth below:

	2002		2001
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(In Thousands)
Investment securities	$224,000	$224,000	$205,000	$205,000

Loans, net of unearned discounts and allowance for loan losses	$336,000	$339,000	$357,000	$361,000

Demand deposits	$63,000	$63,000	$67,000	$67,000
Money market and NOW deposits	165,000	165,000	148,000	148,000
Savings deposits	31,000	31,000	36,000	36,000
Time deposits	197,000	200,000	237,000	240,000

Total deposits	$456,000	$459,000	$488,000	$491,000

Notes payable and FHLB Advances	$119,000	$121,000	$84,000	$86,000

Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	$16,000	$17,000	$16,000	$16,000

Methods and assumptions

        The estimated fair value of investment securities is based on bid prices published in financial newspapers or bid quotations received from securities dealers.

        The estimated fair value of our loan portfolio is based on the segregation of loans by maturity using a weighted average pool rate. In estimating the fair value of loans, the carrying amount is reduced by the allowance for loan losses. The estimated fair value is calculated by discounting scheduled cash flow through the estimated maturity using estimated market discount rates based upon our current offering rates with similar maturities that reflect the interest rate risk inherent in the loans.

        The estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW accounts, and money market accounts, is equal to the amount payable on demand. The fair value of interest bearing time deposits is based on the discounted value of contractual cash flows of such deposits. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

        The estimated fair value of fixed rate notes payable and Federal Home Loan Bank Advances is based on the discounted value of contractual maturities. The discount rate is estimated using the spread adjusted London Inter-bank Offering Rate (LIBOR). The carrying value of all floating notes payable and Federal Home Loan Bank Advances approximates fair value, as all these notes are based upon floating market rates, which approximate market rates.

        The estimated fair value of our obligated mandatory redeemable preferred securities of subsidiary trust holding solely subordinated debentures is based on quoted market prices on the NASDAQ National Market.

Limitations

        Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

15.  CAPITAL ADEQUACY

        Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below for us and our significant subsidiary banks) of total risk-based and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier

1 capital to average assets. Management believes, as of December 31, 2002, that the banks and we meet all capital adequacy requirements to which they and we are subject.

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
At December 31, 2002
Team Financial, Inc.
Risk-based capital (to risk weighted assets)	$47,786	12.17%	$31,407	8.00%
Tier 1 capital (to risk weighted assets)	43,175	11.00%	$15,704	4.00%
Tier 1 capital (to average assets)	43,175	6.88%	$25,095	4.00%
TeamBank, N.A.
Risk-based capital (to risk weighted assets)	$43,000	12.30%	$27,978	8.00%	$34,972	10.00%
Tier 1 capital (to risk weighted assets)	38,767	11.09%	13,989	4.00%	20,983	6.00%
Tier 1 capital (to average assets)	38,767	7.41%	20,926	4.00%	26,158	5.00%
Colorado National Bank
Risk-based capital (to risk weighted assets)	8,339	18.33%	3,640	8.00%	4,550	10.00%
Tier 1 capital (to risk weighted assets)	7,950	17.47%	1,820	4.00%	2,730	6.00%
Tier 1 capital (to average assets)	7,950	7.80%	4,076	4.00%	5,095	5.00%
	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars In Thousands)
At December 31, 2001
Team Financial, Inc.
Risk-based capital (to risk weighted assets)	$46,029	11.72%	$31,410	8.00%
Tier 1 capital (to risk weighted assets)	41,637	10.60%	$15,705	4.00%
Tier 1 capital (to average assets)	41,637	6.92%	$24,070	4.00%
TeamBank, N.A.
Risk-based capital (to risk weighted assets)	$40,823	11.92%	$27,390	8.00%	$34,238	10.00%
Tier 1 capital (to risk weighted assets)	36,918	10.78%	13,695	4.00%	20,543	6.00%
Tier 1 capital (to average assets)	36,918	7.55%	19,572	4.00%	24,465	5.00%
Community Bank
Risk-based capital (to risk weighted assets)	6,224	47.93%	1,039	8.00%	1,299	10.00%
Tier 1 capital (to risk weighted assets)	6,119	47.12%	519	4.00%	779	6.00%
Tier 1 capital (to average assets)	6,119	14.47%	1,691	4.00%	2,114	5.00%
Colorado Springs National Bank
Risk-based capital (to risk weighted assets)	7,032	19.17%	2,934	8.00%	3,668	10.00%
Tier 1 capital (to risk weighted assets)	6,650	18.13%	1,467	4.00%	2,201	6.00%
Tier 1 capital (to average assets)	6,650	9.20%	2,892	4.00%	3,615	5.00%

16.  MERGERS AND ACQUISITIONS

        In March 2000, we acquired Fort Calhoun Investment Co., and its subsidiary Fort Calhoun State Bank, with total assets of approximately $22 million for a total cash purchase price of $3,516,000. This acquisition has been accounted for by the purchase method and, accordingly, the results of operations from the date of purchase have been included in the consolidated financial statements.

        On September 18, 2001, we acquired 100 percent of the outstanding common stock of Post Bancorp, Inc., and its subsidiary Colorado National Bank. The results of operations from the date of purchase have been included in the consolidated financial statements. Colorado National Bank offers community-banking services primarily to small to mid-size businesses in the Colorado Springs, Colorado metropolitan area. This acquisition compliments our continued emphasis on serving small to mid-sized businesses in the metropolitan markets. The acquisition is our first in the market of Colorado Springs, Colorado along the front range of the Colorado Rocky Mountains.

        The aggregate purchase price was $12.8 million, consisting of $11.0 million in cash and $1.8 million in common stock. The value of the 250,000 shares of common stock for the purposes of recording the acquisition was determined based on the average market price of our common shares over a five-day period beginning with the two days prior to the date that the terms of the acquisition were agreed to and announced. The acquisition was accounted for using the purchase method of accounting, as required by SFAS 141. The results of operations from the date of purchase have been included in the consolidated financial statements.

        On June 21, 2002 our wholly owned subsidiary, Community Bank, sold its Chapman and Abilene, Kansas branch locations to First National Bank of Belleville. We recorded a pre-tax gain on the sale of $452,000 and an after tax loss on the sale of $196,000. The after tax loss was due to a difference in the book versus tax basis on the reduction of $1.3 million in goodwill with the sale. On June 21, 2002, Community Bank was merged into TeamBank, N.A.

        On December 18, 2002, we acquired 100% of the outstanding stock of The Quarles Agency, Inc. insurance agency, a 25-year old insurance agency. The results of operations from the date of purchase have been included in the consolidated financial statements. The Quarles Agency, Inc. offers a full complement of employee benefit insurance and property and casualty coverage to individual and business. These services will complement our brokerage, trust, mortgage and corporate banking products and services.

        The total consideration paid to The Quarles Agency, Inc.'s shareholders was $6,850,000 in the form of $5,000,000 of cash at closing and the balance of the cash consideration of $1,850,000 plus interest thereon at the Prime Rate published in the Wall Street Journal minus one percent shall be paid in two annual contingent payments of $925,000 each.

        The acquisition was accounted for using the purchase method of accounting, as required by SFAS 141. The results of operations from the date of purchase have been included in the consolidated financial statements.

        The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition for The Quarles Agency, Inc. acquisition:

December 18, 2002
Cash and cash equivalents	$119
Accounts receivable	469
Reserve for bad debts and cancellations	(119)
Premises and equipment, net	259
Agency expirations	1,349
Goodwill	3,707
Other assets	1,381

Total assets acquired	7,165

Other liabilities	(2,165)

Total liabilities assumed	(2,165)

Net assets aquired	$5,000

        The $1.3 million agency expirations intangible asset acquired has a useful life of approximately ten years. Neither the goodwill of $3.7 million or the agency expiration intangible assets of $1.3 million are deductible for tax purposes.

        The table below presents supplemental pro forma information for 2002 and 2001 as if the The Quarles Agency, Inc and Post Bancorp, Inc. acquisitions were made on January 1, 2001 at the same purchase price, based on estimates and assumptions considered appropriate:

	Year Ended December 31,
	2002	2001
	(Dollars In Thousands, Except Per Share Data)
Interest income	$37,069	$42,924
Interest expense	16,382	22,749
Provision for loan losses	1,434	1,435
Net income	4,880	2,842
Shares applicable to basic income per share	4,145,820	4,239,098
Basic income per share	$1.18	$0.67
Shares applicable to diluted income per share	4,165,400	4,246,327
Diluted income per share	$1.17	$0.67

17. COMMITMENTS AND CONTINGENCIES

        In the normal course of business, we regularly offer financial and performance standby letters of credit to our customers. Financial and performance standby letters of credit are a conditional, but irrevocable form of guarantee. Under a financial standby letter of credit, we guarantee payment to a third party obligee upon the default of payment by our customer, and upon receipt of complying documentation from the obligee. Under a performance standby letter of credit, we guarantee payment to a third party obligee upon nonperformance by our customer and upon receipt of complying documentation from the obligee.

        Both financial and standby letter of credit are initially issued for a period of one year, but can be extended depending on the customer's needs. As of December 31, 2002, the maximum remaining term for any standby letter of credit was December 2008.

        A fee of one to two percent of face value is generally charged to the customer. Fees paid annually are recognized as income over the life of the standby letter of credit. We had no deferred fees as of December 31, 2002.

        At December 31, 2002, the contractual amount of these letters of credit, which represents the maximum potential amount of future payments that we would be obligated to pay under the guarantees, was $3,773,000 in financial standby letters of credit and $24,000 in performance standby letters of credit.

        The execution of either a financial or standby letter of credit is backed by a collateralized line of credit. The collateral can take various forms including bank accounts, investments, fixed assets, inventory, accounts receivable and real estate, among other things. At the time the lines of credit are issued, the value of the collateral is usually in an amount that is considered sufficient to cover the contractual amount of the standby letters of credit.

        We entered into a contingent contract in connection with the acquisition of The Quarles Agency, Inc. Contingent upon an insurance agency revenue benchmark of $4,000,000, The Quarles Agency, Inc.'s shareholders will receive cash consideration of $1,850,000 plus interest thereon at the Prime Rate published in the Wall Street Journal minus one percent shall be paid in two annual contingent payments of $925,000 each beginning in 2003. In the event the full amount of the $925,000 annual contingent payment is not received in either 2003 or 2004, the unearned portion of either or both contingent payments may be earned by reaching the benchmark before the end of 2006. In the event the full $1,850,000 in annual contingent payments has not been paid to the stockholders of The Quarles Agency, Inc. on or before the end of 2006, no additional contingent payment shall be made and all sums described as annual contingent payments shall be deemed satisfied. The cash consideration is contingent on the insurance agency's revenues as outlined in the following table:

Insurance Agency Revenue Benchmark	Annual Amount of Contingent Payment
$4,000,000	$925,000
3,975,000	919,219
3,950,000	913,438
3,925,000	907,657
3,900,000	901,876
3,875,000	896,095
3,850,000	890,314
Below 3,850,000	—

18. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

Team Financial, Inc

Condensed Statements of Financial Condition

(In Thousands)

	December 31, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$537	$995
Investment in subsidiaries	71,202	67,592
Other	2,069	1,953

Total Assets	$73,808	$70,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Long-term debt	$21,980	$25,170
Stockholders' equity	51,828	45,370

Total liabilities and stockholders' equity	$73,808	$70,540

Team Financial, Inc

Condensed Statements of Operations

(In Thousands)

	Years Ended December 31,
	2002	2001	2000
Interest Income:
Dividends from subsidiaries	$7,066	$4,220	$4,100
Interest income	2	18	8
Other expense, net	(2,715)	(2,961)	(2,816)

Income before equity in undistributed earnings of subsidiaries	4,353	1,277	1,292
(Decrease) increase in undistributed equity of subsidiaries	(636)	1,192	829

Income before income tax benefit	3,717	2,469	2,121
Income tax benefit	989	1,065	1,072

Net income	$4,706	$3,534	$3,193

TEAM FINANCIAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2001	2000
Cash flows from operating activities:
Net income	$4,706	$3,534	$3,193
Decrease (increase) in undistributed equity of subsidiaries	636	(1,192)	(829)
Contribution of treasury stock to ESOP	205	375	341
Other	(152)	(874)	(999)

Net cash provided by operating activities	5,395	1,843	1,706

Cash flows from investing activities:
Capital contributions to subsidiaries	(1,000)	(12,995)	(3,689)
Other	—	1,804	—

Net cash used in investing activities	(1,000)	(11,191)	(3,689)

Cash flows from financing activities:
Proceeds from long-term debt	800	5,045	6,150
Principal payments on long-term debt	(3,990)	(9,825)	(1,649)
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	—	15,525	—
Purchase of treasury stock	(1,177)	(24)	(2,615)
Issuance of common stock	249	6	56
Increase in additional paid in capital in connection with compensation plans	137	—	—
Dividends paid on common stock	(872)	(796)	(597)

Net cash provided by financing activities	(4,853)	9,931	1,345

Net increase (decrease) in cash and cash equivalents	(458)	583	(638)
Cash and cash equivalents at beginning of the year	995	412	1,050

Cash and cash equivalents at end of the year	$537	$995	$412

        The primary source of funds available to us is the payment of dividends by its subsidiaries. Subject to maintaining certain minimum regulatory capital requirements, regulations limit the amount of dividends that may be paid without prior approval of the subsidiaries' regulatory agencies. At December 31, 2002, the subsidiaries could pay dividends of $1.3 million without prior regulatory approval.

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a summary of quarterly results:

	First quarter	Second quarter	Third quarter	Fourth quarter
	(Dollars In Thousands, Except Per Share Data)
Year Ended 2002
Interest income	$9,679	$9,425	$9,290	$8,675
Interest expense	4,378	4,086	4,040	3,878
Provision for loan losses	156	178	412	688
Net income	1,358	1,131	1,256	961
Shares applicable to basic earnings per share	4,181,195	4,175,160	4,166,785	4,070,453
Basic earnings per share	$0.32	$0.27	$0.30	$0.24
Shares applicable to diluted earnings per share	4,191,475	4,200,551	4,190,421	4,091,106
Diluted earnings per share	$0.32	$0.27	$0.30	$0.23
Year Ended 2001
Interest income	$10,345	$9,924	$9,604	$10,077
Interest expense	5,659	5,120	5,004	4,774
Provision for loan losses	262	416	217	540
Net income	804	871	938	921
Shares applicable to basic earnings per share	3,881,515	3,930,590	3,962,068	4,179,242
Basic earnings per share	$0.21	$0.22	$0.24	$0.22
Shares applicable to diluted earnings per share	3,887,362	3,934,391	3,969,037	4,187,223
Diluted earnings per share	$0.21	$0.22	$0.24	$0.22

Item 9.    Changes in and Disagreements with Accountants and Financial Disclosures

        None

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this item will be included in our Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2002, under the caption "Election of Directors", and is incorporated in this Annual Report by reference.

Item 11.    Executive Compensation

        The information required by this item will be included in our Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2002, under the caption "Executive Compensation", and is incorporated in this Annual Report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required by this item will be included in our Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2002, under the caption "Stock Ownership", and is incorporated in this Annual Report by reference.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item will be included in our Proxy Statement with respect to our 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2002, under the caption "Certain Transactions With Affiliates", and is incorporated in this Annual Report by reference.

Item 14.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Within the 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

Change in Internal Controls

        There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial Statements These documents are listed in the Index to Consolidated Financial Statements under Item 8.
	2.	Financial Statement Schedules
		All financial statement schedules required by Article 9 of Regulation S-X have been included in the consolidated financial statements or are either not applicable or not significant.
	3.	Exhibits
Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc.(1)
3.2	Amended Bylaws of Team Financial, Inc.(1)
4.1	Form of Indenture.(5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1).(5)
4.3	Certificate of Trust.(5)
4.4	Trust Agreement.(5)
4.5	Form of Amended and Restated Trust Agreement.(5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5).(5)
4.7	Form of Preferred Securities Guarantee Agreement.(5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5).(5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 1, 2002.(3)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 1, 2001.(5)
10.3	Employment Agreement between Team Financial, Inc. and Rick P. Bartley dated January 1, 2001.(5)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001.(5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company.(1)
10.7 - 10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary.(1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan.(1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999.(1)
10.14	Team Financial, Inc.—Employee Stock Purchase Plan.(1)
10.15	Loan agreement between Team Financial, Inc. and US Bank dated December 3, 1999.(4)

10.16
Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001(1)
10.17	Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc.(2)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002.(3)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001.(3)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002.(3)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002.(3)
10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001.(3)
10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002.(3)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002.(3)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001.(3)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002.(3)
10.27	Deferred Compensation Agreement between TeamBank, N.A. and Rick P. Bartley dated February 1, 2002.(3)
10.28	Salary Continuation Agreement between TeamBank, N.A. and Rick P. Bartley dated July 1, 2001.(3)
11.1	Statement regarding Computation of per share earnings—see consolidated financial statements.(3)
12.1	Statement regarding computation of fixed charges(3)
21	Subsidiaries of Team Financial, Inc.—see Item 1
23	Consent of KPMG LLP(3)
24	Power of attorney—see signature page
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350(3)
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350(3)

(1)
Filed with Registration Statement on Form S-1, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.

(2)
Filed with Form 8-K dated December 18, 2002 and incorporated herein by reference.

(3)
Filed herewith.

(4)
Filed with September 30, 2000 10-Q.

(5)
Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, (Registration Statement No. 333-64934) and is incorporation herein by reference.

(b)
Reports on Form 8-K Filed.

(1)
Filed on Form 8-K dated December 18, 2002, under items 5 and 7 disclosure regarding the acquisition of The Quarles Agency, Inc. and a copy of the Acquisition Agreement and Plan of Merger relating thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paola, Kansas on March 28, 2003.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003.

SIGNATURES

/s/ ROBERT J. WEATHERBIE Robert J. Weatherbie	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2003
/s/ MICHAEL L. GIBSON Michael L. Gibson	Director, President of Investments and Chief Financial Officer	March 28, 2003
/s/ MONTIE K. TAYLOR Montie K. Taylor	Director	March 28, 2003
/s/ R.G. (GARY) KILKENNY R.G. (Gary) Kilkenny	Director	March 28, 2003
/s/ CAROLYN S. JACOBS Carolyn S. Jacobs	Director	March 28, 2003
/s/ NEIL BLAKEMAN Neil Blakeman	Director	March 28, 2003
/s/ DENIS A. KURTENBACH Denis A. Kurtenbach	Director	March 28, 2003
/s/ KEITH B. EDQUIST Keith B. Edquist	Director	March 28, 2003

Certifications

I, Robert J. Weatherbie, certify that:

        1.    I have reviewed this annual report on Form 10-K of Team Financial, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

        6.    The registrants other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ ROBERT J. WEATHERBIE Robert J. Weatherbie Chairman and Chief Exectutive Officer

I, Michael L. Gibson, certify that:

        1.    I have reviewed this annual report on Form 10-K of Team Financial, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

        6.    The registrants other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ MICHAEL L. GIBSON Michael L. Gibson President of Investments and Chief Financial Officer

Exhibit Index

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc.(1)
3.2	Amended Bylaws of Team Financial, Inc.(1)
4.1	Form of Indenture.(5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1).(5)
4.3	Certificate of Trust.(5)
4.4	Trust Agreement.(5)
4.5	Form of Amended and Restated Trust Agreement.(5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5).(5)
4.7	Form of Preferred Securities Guarantee Agreement.(5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5).(5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 1, 2002.(3)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 1, 2001.(5)
10.3	Employment Agreement between Team Financial, Inc. and Rick P. Bartley dated January 1, 2001.(5)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001.(5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company.(1)
10.7 - 10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary.(1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan.(1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999.(1)
10.14	Team Financial, Inc.—Employee Stock Purchase Plan.(1)
10.15	Loan agreement between Team Financial, Inc. and US Bank dated December 3, 1999.(4)
10.16
Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001(1)
10.17	Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc.(2)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002.(3)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001.(3)

10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002.(3)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002.(3)
10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001.(3)
10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002.(3)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002.(3)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001.(3)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002.(3)
10.27	Deferred Compensation Agreement between TeamBank, N.A. and Rick P. Bartley dated February 1, 2002.(3)
10.28	Salary Continuation Agreement between TeamBank, N.A. and Rick P. Bartley dated July 1, 2001.(3)
11.1	Statement regarding Computation of per share earnings—see consolidated financial statements.(3)
12.1	Statement regarding computation of fixed charges(3)
21	Subsidiaries of Team Financial, Inc.—see Item 1
23	Consent of KPMG LLP(3)
24	Power of attorney—see signature page
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350(3)
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350(3)

(1)
Filed with Registration Statement on Form S-1, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.

(2)
Filed with Form 8-K dated December 18, 2002 and incorporated herein by reference.

(3)
Filed herewith.

(4)
Filed with September 30, 2000 10-Q.

(5)
Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, (Registration Statement No. 333-64934) and is incorporation herein by reference.

(c)
Reports on Form 8-K Filed.

(1)
Filed on Form 8-K dated December 18, 2002, under items 5 and 7 disclosure regarding the acquisition of The Quarles Agency, Inc. and a copy of the Acquisition Agreement and Plan of Merger relating thereto.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
Index to Financial Statements
INDEPENDENT AUDITORS' REPORT
Team Financial, Inc. And Subsidiaries Consolidated Statements of Financial Condition (In Thousands)
Team Financial, Inc. And Subsidiaries Consolidated Statements of Operations (Dollars In Thousands, Except Per Share Data)
Team Financial, Inc. And Subsidiaries Consolidated Statements of Comprehensive Income (In Thousands)
Team Financial, Inc. And Subsidiaries Consolidated Statements of Changes In Stockholder's Equity Years Ended December 31, 2002, 2001, 2000 (Dollars In Thousands, Except Per Share Data)
Team Financial, Inc. And Subsidiaries Consolidated Statements Of Cash Flows (In thousands)
  Item 9. Changes in and Disagreements with Accountants and Financial Disclosures
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
POWER OF ATTORNEY
Certifications
Exhibit Index