Form 10-Q
period 2003-03-31
TEAM FINANCIAL INC /KS
filed 2003-05-15
CIK 1082484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUES:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 4,094,305 shares of the Registrant’s common stock, no par value, outstanding as of April 30, 2003.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Financial Condition as of March 31, 2003 and December 31, 2002

Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002

Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2003 and 2002

Consolidated Statements of Changes In Stockholders’ Equity for the Three Months Ended March 31, 2003

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002

Notes to Unaudited Consolidated Financial Statements

Item 2.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Item 3.	Quantitative And Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Signature Page

Exhibit 10.2

Exhibit 10.29

Exhibit 99.1

Exhibit 99.2

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Financial Condition

(In Thousands)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Cash and due from banks	$16,143	$18,298
Federal funds sold and interest bearing bank deposits	6,953	17,260
Cash and cash equivalents	23,096	35,558

Investment securities
Available for sale, at fair value (amortized cost of $226,261 and $218,037 at March 31, 2003 and December 31, 2002, respectively)	230,987	224,052
Total investment securities	230,987	224,052

Loans receivable, net of unearned fees	346,513	340,986
Allowance for loan losses	(4,673)	(4,611)
Net loans receivable	341,840	336,375

Accrued interest receivable	4,242	4,053
Premises and equipment, net	12,910	12,219
Assets acquired through foreclosure	1,964	1,770
Goodwill	14,538	14,407
Intangible assets, net of accumulated amortization	6,303	6,579
Bank owned life insurance policies	17,190	16,968
Other assets	3,787	3,888

Total assets	$656,857	$655,869

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Checking deposits	$157,863	$172,886
Savings deposits	30,695	31,212
Money market deposits	52,948	54,485
Certificates of deposit	206,056	197,022
Total deposits	447,562	455,605
Federal funds purchased and securities sold under agreements to repurchase	14,053	4,401
Federal Home Loan Bank advances	111,323	112,331
Notes payable	6,531	6,455
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	15,525
Accrued expenses and other liabilities	10,332	9,724

Total liabilities	605,326	604,041

Commitments and contingencies

Stockholders' Equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 4,448,888 and 4,442,210 shares issued; 4,094,305 and 4,107,627 shares outstanding at March 31, 2003 and December 31, 2002, respectively	27,443	27,393
Capital surplus	171	211
Retained earnings	24,037	23,290
Treasury stock, 354,583 and 334,583 shares of common stock at cost at March 31, 2003, and December 31, 2002, respectively	(3,239)	(3,034)
Accumulated other comprehensive income	3,119	3,968

Total stockholders' equity	51,531	51,828

Total liabilities and stockholders' equity	$656,857	$655,869

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Operations

(Dollars In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended March 31
	2003	2002
Interest Income:
Interest and fees on loans	$5,965	$6,971
Taxable investment securities	1,954	2,384
Nontaxable investment securities	247	215
Other	48	109

Total interest income	8,214	9,679

Interest Expense:
Deposits
Checking deposits	173	286
Savings deposits	70	168
Money market deposits	169	236
Certificates of deposit	1,468	2,328

Federal funds purchased and securities sold under agreements to repurchase	11	14
FHLB advances payable	1,240	880
Notes payable	55	89
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	377	377

Total interest expense	3,563	4,378

Net interest income before provision for loan losses	4,651	5,301

Provision for loan losses	345	156

Net interest income after provision for loan losses	4,306	5,145

Non-Interest Income:
Service charges	805	854
Trust fees	129	142
Insurance agency commissions	1,136	—
Gain on sales of mortgage loans	651	545
Gain (loss) on sales of investment securities	1	26
Other	682	589

Total non-interest income	3,404	2,156

Non-Interest Expenses:
Salaries and employee benefits	3,444	2,939
Occupancy and equipment	717	578
Data processing	470	470
Professional fees	311	323
Marketing	91	52
Supplies	108	89
Intangible asset amortization	329	136
Conversion	—	4
Other	907	811

Total non-interest expenses	6,377	5,402

Income before income taxes	1,333	1,899

Income taxes	342	541

Net income	$991	$1,358

Shares applicable to basic income per share	4,105,809	4,181,195

Basic income per share	$0.24	$0.32

Shares applicable to diluted income per share	4,133,404	4,191,475

Diluted income per share	$0.24	$0.32

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended March 31
	2003	2002
Net Income	$991	$1,358
Other comprehensive income, net of tax:
Unrealized (losses) on investment securities available for sale net of tax of $(440) and $(161) for the three months ended March 31,,2003 and March 31, 2002, respectively	(848)	(403)
Reclassification adjustment for (losses) included in net income net of tax of $0 and $(9) for the three months ended March 31, 2003 and March 31, 2002, respectively	(1)	(17)
Other comprehensive income, net	(849)	(420)
Comprehensive income	$142	$938

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Changes In Stockholders' Equity

Three Months Ended March 31, 2003

(In Thousands)

(Unaudited)

	Common stock	Capital surplus	Retained earnings	Treasury stock	Accumulated Other comprehensive income	Total stockholders' equity
BALANCE, December 31, 2002	$27,393	$211	$23,290	$(3,034)	$3,968	$51,828
Treasury stock purchased (20,000 shares)				(205)		(205)
Common stock issued in connection with compensation plans (6,678 shares)	50					50
Decrease in capital surplus in connection with compensation plans		(40)				(40)
Net Income			991			991
Dividends ($0.06 per share)			(244)			(244)
Other comprehensive income net of $440 in taxes					(849)	(849)
BALANCE, March 31, 2003	$27,443	$171	$24,037	$(3,239)	$3,119	$51,531

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements Of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$991	$1,358
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	345	156
Depreciation and amortization	1,246	609
Non-cash compensation expense	(40)	48
Change in bank owned life insurance	(250)	—
Net (gain) on sales of investment securities	(1)	(26)
Net gain on sales of mortgage loans	(651)	(545)
Net loss (gain) on sales of assets acquired through foreclosure	3	(8)
Proceeds from sale of mortgage loans	29,914	38,064
Origination of mortgage loans for sale	(26,813)	(33,459)
Net increase in other assets	(384)	(52)
Net increase (decrease) in accrued expenses and other liabilities	1,008	(261)

Net cash provided by operating activities	5,368	5,884

Cash flows from investing activities:
Net (increase) decrease in loans	(8,391)	10,373
Proceeds from sale of investment securities available-for-sale	2	1,154
Proceeds from maturities and principal reductions of investment securities available-for-sale	35,988	14,891
Purchases of investment securities available-for-sale	(44,856)	(18,669)
Proceeds from maturities and principal reductions of investment securities held-to-maturity	—	—
Purchase of premises and equipment, net	(965)	(298)
Proceeds from sales on assets acquired through foreclosure	79	50

Net cash (used in) provided by investing activities	(18,143)	7,501

Cash flows from financing activities:
Net decrease in deposits	(8,043)	(6,330)
Net increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	9,652	(5,887)
Payments on Federal Home Loan Bank advances	(1,003)	(2)
Payments on notes payable	(129)	(129)
Proceeds of notes payable	200	—
Common stock issued	50	33
Purchase of treasury stock	(205)	(96)
Dividends paid on common stock	(209)	(209)

Net cash provided by (used in) financing activities	313	(12,620)

Net change in cash and cash equivalents	(12,462)	765

Cash and cash equivalents at beginning of the period	35,558	38,895

Cash and cash equivalents at end of the period	$23,096	$39,660

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$3,620	$5,186
Income taxes	1,600	20

Noncash activities related to operations
Loans to facilitate the sale of real estate acquired through foreclosure	$—	$417
Transfer of loans to assets acquired through foreclosure	276	294

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three month periods ended March 31, 2003 and 2002

Note1:  Basis of Presentation

The accompanying unaudited consolidated financial statements of Team Financial, Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial condition and results of operations required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The interim consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated.  The December 31, 2002 statement of financial condition has been derived from the audited consolidated financial statements as of that date.  The results of the interim period ended March 31, 2003, are not necessarily indicative of the results that may occur for the year ending December 31, 2003.

Note 2:  Income Per Share

Basic income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year.  Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

We account for employee options under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees with pro forma disclosures of net income and income per share, as if the fair value method of accounting defined in SFAS No. 123 Accounting for Stock Based Compensation had been applied.  SFAS 123 establishes a fair value based method of accounting for stock based employee compensation plans.  Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  Under SFAS No. 123, our net income and net income per share would have decreased as reflected in the following pro forma amounts.

	Three Months Ended March 31,
	2003	2002
	(Dollars In Thousands, Except Per Share Data)
Net income:
As reported	$991	$1,358
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	153	131
Pro forma	$838	$1,227

Basic earnings per share
As reported	$0.24	$0.32
Pro forma	0.20	0.29

Diluted earnings per share
As reported	$0.24	$0.32
Pro forma	0.20	0.29

Shares utilized in basic earnings per share	4,105,809	4,181,195

Shares utilized in diluted earnings per share	4,133,404	4,191,475

Note 3:  Stock Repurchase Program

Our Board of Directors approved a stock repurchase program in January 2001, authorizing the repurchase of up to 300,000 shares of our common stock.  As of March 31, 2003, we had repurchased 142,978 shares of our common stock under the program at an average price of $9.83 per share.

Note 4:  Dividend Declared

On February 25, 2003, we declared a quarterly cash dividend of $0.06 per share to all shareholders of record on March 31, 2003, payable April 21, 2003.

Note 5:  Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002.  We do not believe that the adoption of Statement No. 146 will have a significant impact on our consolidated financial statements.

In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions.  This Statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises.  Those transition provisions were effective on October 1, 2002.  The scope of Statement No. 144 was amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  We do not believe that the adoption of Statement No. 147 will have a significant impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  We do not believe that the adoption of Interpretation No. 45 will have a significant impact on our consolidated financial statements.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.  This Statement, which amends Statement No. 123, Accounting for Stock-Based Compensation, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition it requires more prominent and more frequent disclosure in financial statements about the effects of stock-based compensation.  We will continue to account for stock-based compensation in accordance with APB No. 25. As such, we do not expect this standard to have a material impact on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, elaborates on the financial statement disclosures to be made by enterprises involved with variable interest entities, including requiring consolidation of entities in which an enterprise has a controlling financial interest that is not controlled through voting interests.  The requirements in this Interpretation are effective for variable interest entities created after January 31, 2003 and the first fiscal or interim period beginning after June 15, 2003 for variable interest entities acquired before that date.  We do not believe that the adoption of Interpretation No. 46 will have a significant impact on our consolidated financial statements.

We adopted SFAS No. 144 Accounting for the Impairment of Disposal of Long-Lived Assets on January 1, 2002. The Statement established a single accounting model for all long-lived assets to be disposed of by sale, which is to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. The Statement also establishes criteria to determine when a long-lived asset is held for sale and provides additional guidance on accounting for such specific circumstances. The adoption of the new Statement is not expected to have a significant effect on our earnings or the financial position.

Note 6:  Acquisitions and Sale of Branches

On December 18, 2002, we completed the acquisition of The Quarles Agency, Inc., a 25-year old insurance agency.  The total consideration paid to The Quarles Agency Inc.’s shareholders was $6.9 million in the form of $5.0 million of cash at closing and the balance of the cash consideration of $1.9 million plus interest thereon at the Prime Rate published in the Wall Street Journal minus one percent shall be paid in two annual contingent payments of $925,000 each.  The acquisition was accounted for using the purchase method of accounting, as required by SFAS 141 Business Combinations.  The results of operations from the date of purchase have been included in the consolidated financial statements.

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

The following table summarizes our intangible assets as of March 31, 2003.

	March 31, 2003
	Gross Carrying Amount	Accumulated Amortization
	(In Thousands)
Core deposit intangible	$6,400	$2,267
Agency Expirations	1,349	39
Non-Compete Agreements	350	33
Mortgage servicing rights	1,905	1,362
Total intangible assets	$10,004	$3,701

The following table summarizes amortization expense on the intangible assets.

	As of March 31,
	2003	2002
	(In Thousands)
Aggregate Amortization Expense	$329	$136

	Estimated Amortization Expense
	Core Deposit Intangible	Mortgage Servicing Rights	Agency Expirations	Non-Compete Agreements	Total
	(In Thousands)
For the year ending December 31, 2003	$487	$143	$135	$115	$880
For the year ending December 31, 2004	468	126	135	112	841
For the year ending December 31, 2005	463	126	135	40	763
For the year ending December 31, 2006	463	126	135	40	763
For the year ending December 31, 2007	463	126	135	39	762

Goodwill at March 31, 2003, was $14.5 million, an increase of $131,000 from December 31, 2002 from additional goodwill related to the acquisition of The Quarles Agency, Inc. in December of 2002.  There was no impairment to goodwill recorded for the three months ended March 31, 2003.

Goodwill
Balance as of January 1, 2003	$14,407
Goodwill acquired during year	131
Reduction of goodwill related to sale of bank branches	—
Balance as of March 31, 2003	$14,538

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

Allowance for Loan Losses:  We establish allowances for loan losses.  The provision for loan losses charged to operations is based on management’s judgment of current economic conditions and the credit risk of the loan portfolio.  Management believes that this allowance is adequate for the losses inherent in the loan portfolio.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on borrowers’ conditions and changes in economic conditions.  In addition, various regulatory agencies, as an integral part of the examination process, periodically review this allowance and may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.

FINANCIAL CONDITION

Total assets at March 31, 2003, were $656.9 million compared to $655.9 million at December 31, 2002, an increase of $988,000.  Investment securities increased $6.9 million to $231.0 million at March 31, 2003, compared to $224.1 million at December 31, 2002.  Loans receivable increased $5.5 million to $346.5 million at March 31, 2003, from $341.0 million at December 31, 2002.  The increases in investment securities and loans receivable were funded with cash and cash equivalents, which decreased $12.5 million to $23.1 million at March 31, 2003, from 35.6 million at December 31, 2002.

Total deposits at March 31, 2003, were $447.6 million compared to $455.6 million at December 31, 2002, a decrease of $8.0 million.  The decrease in total deposits was offset with an increase in federal funds purchased and securities sold under agreements to repurchase, which increased $9.7 million to $14.1 million at March 31, 2003, compared to $4.4 million at December 31, 2002.

Investment Securities:  Total investment securities were $231.0 million at March 31, 2003, compared to $224.1 million at December 31, 2002, an increase of $6.9 million, or 3.1%.  The increase in investment securities was primarily related to the increase of $5.2 million in agency securities.

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

Loans Receivable:  Loans receivable increased $5.5 million, or 1.6%, to $346.5 million at March 31, 2003, compared to $341.0 million at December 31, 2002.

The increase in total loans receivable was primarily due to the favorable results of our continued emphasis on small to mid-size business lending in our metropolitan markets.  Our commitment to internal loan growth in the commercial, construction and land development, and commercial real estate portfolios in these metropolitan markets produced loan growth of $12.4 million, a 6.5% increase in these loans to $203.8 million at March 31, 2003, compared to $191.4 million at December 31, 2002.  At March 31, 2003, these loans comprised 58.8% of the total loan portfolio compared to 56.1% of the loan portfolio at December 31, 2002, and 45.9% of the loan portfolio at December 31, 2001.

Offsetting this growth was a $3.6 million, or 3.9% decrease in our one to four family portfolio to $86.9 million at March 31, 2003, compared to $90.5 million at December 31, 2002.  The decrease was due to increased customer refinancing as a result of the favorable fixed rate mortgage rates.  We typically sell fixed rate one to four family loans to the secondary market instead of holding them in our portfolio.

Agricultural loans and farmland real estate loans decreased $2.5 million, or 8.6%, to $26.2 million at March 31, 2003, compared to $28.7 million at December 31, 2002.  The decrease was due to our continued reduction in exposure to the Kansas and Missouri agricultural markets.

Our installment loans decreased $2.1 million, or 9.9%, to $19.2 million at March 31, 2003, compared to $21.3 million at December 31, 2002.  Installment and other loans have been decreasing as a percentage of total loans over the past several years as we have placed less emphasis in this area as well as tightened our lending standards.

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

The following table summarizes our non-performing assets:

	March 31, 2003	December 31, 2002
	(In Thousands)
Non-performing assets:
Non-accrual loans
Real estate loans	$2,615	$1,549
Commercial, industrial, and agricultural	2,379	1,665
Installment loans	314	199
Total non-accrual loans	5,308	3,413
Loans past due 90 days or more still accruing
Real estate loans	$527	$799
Commercial, industrial, and agricultural	708	362
Installment loans	7	2
Total past due 90 days or more still accruing	1,242	1,163
Total non-performing loans	6,550	4,576
Assets acquired through foreclosure	1,964	1,770
Total non-performing assets	$8,514	$6,346

Non-performing loans to total loans	1.89%	1.34%

Non-performing assets to total assets	1.30%	0.97%

Non-performing assets totaled $8.5 million at March 31, 2003, compared to $6.3 million at December 31, 2002, representing an increase of $2.2 million or 34.2%.  The increase in non-performing assets was comprised of an increase in non-performing loans of $2.0 million and an increase in assets acquired through foreclosure of $194,000.

Non-performing loans increased $2.0 million or 43.1% to $6.6 million at March 31, 2003, from $4.6 million at December 31, 2002.  The increase in non-performing loans included one credit.  This loan is a $2.1 million non-accrual loan on a residential development property.  The borrower is currently working to sell the property.  If the borrower is successful in selling the property, we believe we will collect all of the past due principal and interest.

Included in non-performing loans are three larger borrowing relationships aggregating $3.7 million with specific reserves of $275,000.  The borrowing relationships include:

•      A $2.1 million non-accrual loan on a residential development property in Kansas secured by real estate.  The borrower is currently working to sell the property.  If the borrower is successful in having the property sold, we do not anticipate a loss on the credit.

•      A $1.1 million non-accrual agricultural loan in Kansas, with $200,000 in specific reserves.  The loan was placed on non-accrual status for payment delinquency.  The loan is secured by real estate, which management believes will be adequate to pay the loan.  We are working with the borrower to liquidate the real estate.  We do not anticipate a loss on the credit in excess of our specific reserves.

•      A $445,000 non-accrual agricultural loan in Kansas, with $75,000 in specific reserves.  The loan was placed on non-accrual status for payment delinquency.  The loan is secured by real estate, which management believes will be adequate to pay the loan.  We are working with the borrower to liquidate the real estate.  We do not anticipate a loss on the credit in excess of our specific reserves.

Installment loans of $727,000 were also included in non-performing loans.  These loans have specific reserves allocated to them of $145,000.

Other real estate owned was $2.0 million at March 31, 2003, compared to $1.8 million at December 31, 2002.  Other real estate owned consisted of 16 properties.  The properties consisted of seven commercial buildings totaling $1.1 million, six one to four family properties totaling $615,000, and three parcels of land totaling $259,000.  The properties are all located within our market areas.  Management is working to sell the real estate as soon as practical.

Non-performing assets have steadily increased from 1998 along with the increase in our total assets.  Non-performing assets as a percent of total assets increased to 1.30% at March 31, 2003, compared to 0.97% at December 31, 2002, and 0.81% at December 31, 2001.  Non-performing assets will generally increase in times of economic uncertainty or stress.  Management believes the level of non-performing assets may increase if the economic weakness experienced in 2002 and the first quarter of 2003 continues in the remainder of 2003, although the magnitude of any increase in non-performing loans is not determinable.

Total classified assets, which are loans rated substandard or lower according to our internal credit review process,

were $15.9 million at March 31, 2003, an increase of $2.1 million from $13.7 million at December 31, 2002.  The increase was primarily related to the $2.1 million residential development property discussed above.

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

The following table summarizes our allowance for loan losses:

	Three Months Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)
	(Dollars In Thousands)
Balance, beginning of period	$4,611	$4,392
Provision for estimated loan losses	345	156
Charge-offs	(344)	(203)
Recoveries	61	112
Balance, end of period	$4,673	$4,457

Allowance for loan and lease losses as a percent of total loans	1.35%	1.30%

Allowance for loan and lease losses as a percent of non performing loans	71.34%	91.22%

Annualized net charge-offs as a percent of total loans	0.33%	0.11%

Allowance for loan losses was 1.35% of total loans at March 31, 2003, compared to 1.30% at March 31, 2002, and 1.35% at December 31, 2002.  The ratio of allowance for loan losses as a percent of total loans increased from March 31, 2002, due to the increase in the mix of commercial, construction and land development, and commercial real estate loans as a percent of total loans in the portfolio.  These loans typically require higher historical reserves than one to four family loans, which have been decreasing as a percent of the total portfolio.

The allowance for loan losses as a percent of non-performing loans decreased to 71.34% at March 31, 2003, compared to 91.22% at December 31, 2002.  The decrease in the ratio was a result of the $2.0 million increase in non-performing loans at March 31, 2003, primarily attributable to the real estate development property previously discussed.

We experienced net charge-offs of $283,000, or 0.33% of total loans, for the three months ended March 31, 2003, versus $91,000, or 0.11% of total loans, for the corresponding period in 2002.  The $283,000 in net charge-offs was primarily comprised of installment loan net charge-offs of $202,000.

Deposits:  Total deposits decreased $8.0 million, or 1.7%, to $447.6 million at March 31, 2003, from $455.6 million at December 31, 2002.  The decrease was attributable to a cyclical decrease in semi-annual tax deposits received from municipal organizations during December and June of each year.  The result was a decrease of $18.8 million in public fund NOW accounts, with a related increase in time deposits of $9.0 million for March 31, 2003.  Non-interest bearing demand accounts increased $5.6 million from an increase in retail and commercial deposit balances.

The following table summarizes our deposits:

	March 31, 2003	December 31, 2002
	(In Thousands)
Demand:
Noninterest bearing	$66,680	$62,950
Interest bearing:
NOW	91,183	109,936
Money market	52,948	54,485
	144,131	164,421
Total demand	210,811	227,371
Savings	30,695	31,212
Time	206,056	197,022
Total Deposits	$447,562	$455,605

Federal funds purchased and securities sold under agreements to repurchase:  Federal funds purchased and securities sold under agreements to repurchase increased $9.7 million, to $14.1 million at March 31, 2003.  The increase is related to the decrease in deposits described above.

Regulatory Capital:  We are subject to regulatory capital requirements administered by Federal Reserve, the Federal Deposit Insurance Corporation, and the Comptroller of the Currency.  Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions.  As of March 31, 2003, we met all capital adequacy requirements to which we are subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis.  Our ratios at March 31, 2003, were as follows:

	At March 31, 2003
Ratio	Actual	Minimum Required
Total capital to risk weighted assets	11.96%	8.00%
Core capital to risk weighted assets	10.80%	4.00%
Core capital to average assets	6.92%	4.00%

Liquidity

We continuously forecast and manage our liquidity in order to satisfy cash flow requirements of depositors and borrowers and allow us to meet our own cash flow needs.  We have developed internal and external sources of liquidity to meet our continued growth needs.  These include, but are not limited to, the ability to raise deposits through branch promotional campaigns, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank.  Our most liquid assets are cash and cash equivalents and investment securities available-for-sale.  The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.  At March 31, 2003, and December 31, 2002, these liquid assets totaled $254.1 million and $259.6 million, respectively.  Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before provision for loan losses for the three months ended March 31, 2003 totaled $4.7 million compared to $5.3 million for the same period in 2002, a decrease of $650,000.

Our net interest margin as a percent of average earning assets was 3.40% for the three months ended March 31, 2003, compared to 3.86% on March 31, 2002.  Favorably impacting net interest margin for the three months ended March 31, 2003, was a 61 basis point decrease in the average cost of interest bearing liabilities compared to the three months ended March 31, 2002.  Offsetting the favorable decrease in the cost of interest bearing liabilities was an unfavorable decrease of 103 basis points in the average rate of interest earning assets.  The result was an unfavorable decrease in our interest rate spread of 41 basis points and an unfavorable variance in our net interest margin of 46 basis points.

Interest earning assets

The average rate on interest earning assets was 5.89% for the three months ended March 31, 2003, representing a decrease of 103 basis points from 6.92% for the same three months ended 2002.  Interest earning assets are comprised of loans receivable, investment securities, and federal funds sold and interest-bearing deposits.

The average rate on loans receivable decreased 98 basis points to 7.12% for the three months ended March 31, 2003, compared to 8.10% for the three months ended March 31, 2002.  The decrease is primarily reflective of a decrease in the national prime rate of 525 basis points since January 1, 2001, decreasing the interest rate on our variable rate commercial loans tied to the prime interest rate index, decreasing the interest rate on newly originated commercial loans, and resulting in lower interest rates on loans re-financed by customers.  In addition to the decrease in the prime interest rate was a decrease in our higher yielding one to four family mortgage loans as customers re-financed for lower fixed rate loans, which we primarily sell and do not hold as part of the one to four family mortgage portfolio.  Favorably impacting the average rate on loans receivable was the increase of commercial loans as a percent of the total loan portfolio to 59.0% of the total loan portfolio at March 31, 2003, compared to 50.0% at March 31, 2002.

The average rate on investment securities-taxable decreased 134 basis points to 4.03% for the three months ended March 31, 2003, compared to 5.37% for the three months ended March 31, 2002.  The decrease in the average rate of investment securities is related to the decrease in market interest rates since January of 2001.  The decrease has caused many of our portfolio’s issuers of securities to retire or prepay their securities prior to maturity since they have been able to refinance at lower rates.  Because of these early prepayments, we have re-invested the proceeds in new securities, which yield lower interest rates due to the decline in market interest rates.  In addition, the early prepayments accelerate the amortization on premiums paid for investment securities, further decreasing the yield on the securities.

Interest bearing liabilities

The average rate paid on interest-bearing liabilities decreased 61 basis points to 2.74% for the three months ended March 31, 2003, compared to 3.35% for the same three months ended 2002.  Interest bearing liabilities are comprised of interest paid on savings and interest bearing checking deposits, time deposits, federal funds purchased and securities sold under agreements to repurchase, holding company notes payable, Federal Home Loan Bank Advances, and on our subordinated debentures held by our subsidiary trust which issued the 9.50% preferred securities.

The average rate paid on interest-bearing savings and interest bearing checking deposits decreased 59 basis points to 0.91% for the three months March 31, 2003, compared to 1.50% for the three months ended March 31, 2002, while the average rate paid on time deposits decreased 109 basis points to 2.90%, from 3.99% over the same respective periods.  We decreased the average rate paid on deposit accounts as interest rates decreased.

The average rate paid on federal funds purchased and securities sold under agreements to repurchase increased 14 basis points to 0.93% for the three months ended March 31, 2003, from 0.79% for the same period a year ago.

The average rate paid on notes payable and Federal Home Loan Bank advances decreased 24 basis points to 4.43% for the quarter ended March 31, 2003, compared to 4.67% for the same quarter ended a year ago.  The decrease was the result of the general decrease in market interest rates.

The average rate paid on our 9.50% subordinated debentures, which we issued in connection with the sale by our wholly-owned subsidiary, Team Financial Capital Trust I, of 9.50% trust preferred securities was 9.71% for the three months ended March 31, 2003 and 2002.  The difference between the contractual interest rate of 9.50% on the trust preferred securities and the 9.71% recorded interest rate, is the amortization of debt issuance costs.  The debt issuance costs are being amortized over a 30 year period.

Balance sheet management strategy

We initiated a long-term balance sheet management strategy to increase the asset sensitivity of our balance sheet with the expectation of benefiting from an anticipated increase in interest rates and to borrow long-term borrowings during the period of historically low interest rates.  We initiated two separate transactions.  These transactions were initiated in the fourth quarter of 2001 and the third quarter of 2002.  These long-term transactions are currently having an unfavorable impact on our current net interest income and net interest margin.

Under the transactions we borrowed $88.0 million in FHLB advances and purchased short-term mortgage backed investment securities, of which $48.0 million was consummated in the fourth quarter of 2001 and $40.0 million was consummated in the third quarter of 2002.  The Federal Home Loan Bank borrowings, which carry an average rate of 4.05%, consisted of $78.0 million in 10 year fixed rate advances convertible to floating rate advances if LIBOR increases to a range of 7.00% to 7.50% within the next 10 years and $10.0 million in 5 year fixed rate advances convertible to floating rate advances if LIBOR increases to 7.50% within the next 5 years.

The initial transaction generated a spread of approximately 167 basis points when initiated.  The cumulative spread since the inception of the transactions through March 31, 2003, was approximately 89 basis points, or $855,000.  The spread for the three months ended March 31, 2003, was approximately a negative 51 basis points, or ($50,000), compared to a spread of 180 basis points for the three months ended March 31, 2002, or $212,000, representing a total decrease for the three months ended March 31, 2003 of $262,000 compared to the three months ended March 31, 2002.

We believe interest rates may decrease or stay relatively low for the next twelve months causing a continued unfavorable impact on our net interest income and net interest margin, but cannot estimate the magnitude of this impact.  While we believe net interest income will be negatively effected by this transaction for the next several quarters, we anticipate the next major trend in interest rates to be one of rising interest rates enabling us to increase net interest income over the remaining borrowing period.

The following tables present certain information relating to net interest income for the three months ended March 31, 2003 and 2002.  The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown.

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars In Thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3)	$339,781	$5,965	7.12%	$349,167	$6,971	8.10%
Investment securities-taxable	196,493	1,954	4.03%	180,207	2,384	5.37%
Investment securities-nontaxable (4)	26,214	466	7.21%	24,118	441	7.42%
Federal funds sold and interest-bearing deposits	18,502	48	1.05%	26,903	109	1.64%
Total interest earning assets	$580,990	8,433	5.89%	$580,395	9,905	6.92%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$184,366	413	0.91%	$186,116	690	1.50%
Time deposits	205,121	1,467	2.90%	236,560	2,328	3.99%
Federal funds purchased and securities sold under agreements to repurchase	4,788	11	0.93%	7,173	14	0.79%
Notes Payable and Federal Home Loan Bank Advances	118,574	1,295	4.43%	84,071	969	4.67%
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	377	9.71%	15,525	377	9.71%
Total interest bearing liabilities	$528,374	3,563	2.74%	$529,445	4,378	3.35%

Net interest income (tax equivalent)		$4,870			$5,527
Interest rate spread			3.15%			3.57%
Net interest earning assets	$52,616			$50,950

Net interest margin			3.40%			3.86%
Ratio of average interest bearing liabilities to average interest earing assets	90.94%			91.22%

(1)  Loans are net of deferred loan fees.

(2)  Non-accruing loans are included in the computation of average balances.

(3)  The Company includes loan fees in interest income.  These fees for the three months ended March 31, 2003 and 2002 were $233,000, respectively.

(4)  Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended March 31, 2003 and 2002 were $219,000 and $226,000, respectively.

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

	Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002
	Increase (Decrease) Due To:
	Volume	Rate	Net
	(In Thousands )
Interest Income:
Loans receivable, net (1) (2) (3)	$(187)	$(819)	$(1,006)
Investment securities-taxable	215	(645)	(430)
Investment securities-nontaxable (4)	38	(13)	25
Federal funds sold and interest-bearing deposits	(34)	(27)	(61)
Total Interest Income	32	(1,504)	(1,472)

Interest Expense:
Savings deposits and interest bearing checking	(6)	(272)	(278)
Time deposits	(309)	(552)	(861)
Federal funds purchased and securities sold under agreements to repurchase	(5)	2	(3)
Notes Payable and Federal Home Loan Bank Advances	398	(72)	326
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	377	—	377
Total Interest Expense	455	(894)	(439)

Net change in net interest income	$(423)	$(610)	$(1,033)

(1)  Loans are net of deferred loan fees.

(2)  Non-accruing loans are included in the computation of average balances.

(3)  The Company includes loan fees in interest income.  These fees for the three months ended March 31, 2002 and 2001 were $233,000 and $191,000, respectively.

(4)  Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended March 31, 2001, and 2000 were $226,000 and $169,000, respectively.

Provision for Loan Losses

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market areas, and other factors related to the collectibility of our loan portfolio.  After considering the above factors, management recorded a provision for loan losses on loans totaling $345,000 for the three months ended March 31, 2003, and $156,000 for the three months ended March 31, 2002.  The provision recorded for the three months ended 2003 was predicated upon the level of net charge-offs during the period of $283,000 along with an increase in the commercial, construction and land development, and commercial real estate loans as a percent of total loans in the portfolio.

Non-Interest Income

Non-interest income for the three months ended March 31, 2003, was $3.4 million, an increase of $1.2 million, or 57.9%, from $2.2 million for the three months ended March 31, 2002.  Contributing to the increase in non-interest income for the three months ended March 31, 2003, was $1.1 million of insurance revenue from the operations of The Quarles Agency, Inc., insurance agency acquired in December 2002.  Net of the operations of the acquired insurance agency, non-interest income increased $101,000 for the three months ended March 31, 2003, compared to the same three months ended a year ago.  This increase was related to a $106,000, or 19.4% increase in gain on sales of mortgage loans.  The increase in gain on sale of mortgage loans was the result of the increase in the volume of loans refinanced and originated and sold, due to a lower interest rate environment during the past two years.  Management believes that the loans refinanced and originated in 2003 will not keep pace with that of the past two years, but cannot estimate the magnitude of the decreased volume.

Non-Interest Expense

Non-interest expense increased $975,000, or 18.0% to $6.4 million, for the three months ended March 31, 2003, compared to $5.4 million for the three months ended March 31, 2002.  The increase was attributable to non-interest expense of $943,000 from the operations of the insurance agency acquired in December 2002.  Net of the operations of the acquired insurance agency, non-interest expense increased $32,000 for the three months ended March 31, 2003, compared to the respective period ended March 31, 2002.

Income Tax Expense

We recorded income tax expense of $342,000 for the three months ended March 31, 2003, a decrease of $199,000 compared to an income tax expense of $541,000 for the three months ended March 31, 2002.  The effective tax rate for the three months ended March 31, 2003, was 25.7%, compared to 28.5% for the three months ended March 31, 2002.

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

The following table indicates that at March 31, 2003, if there had been a sudden and sustained increase in prevailing market interest rates, our 2003 interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

Change in Interest Rates	Net Interest Income	(Decrease) Increase	Percent Change
	(Dollars In Thousands)
200 basis point rise	$21,929	$1,524	7.47%
100 basis point rise	21,167	762	3.74
base rate scenario	20,404	—	—
100 basis point decline	18,620	(1,785)	(8.75)
200 basis point decline	15,955	(4,450)	(21.81)

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
99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350
99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

Exhibit Number
Description

3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)
3.2	Amended Bylaws of Team Financial, Inc. (1)
4.1	Form of Indenture. (5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1). (5)
4.3	Certificate of Trust. (5)
4.4	Trust Agreement. (5)
4.5	Form of Amended and Restated Trust Agreement. (5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (5)
4.7	Form of Preferred Securities Guarantee Agreement. (5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 1, 2002. (6)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 1, 2003. (3)
10.3	Employment Agreement between Team Financial, Inc. and Rick P. Bartley dated January 1, 2001. (5)

10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)
10.7-10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)
10.14	Team Financial, Inc. — Employee Stock Purchase Plan. (1)
10.15	Loan agreement between Team Financial, Inc. and US Bank dated December 3, 1999. (4)

10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001 (1)

10.17	Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc. (2)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (6)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (6)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (6)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (6)
10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (6)
10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (6)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (6)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (6)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (6)
10.27	Deferred Compensation Agreement between TeamBank, N.A. and Rick P. Bartley dated February 1, 2002. (6)
10.28	Salary Continuation Agreement between TeamBank, N.A. and Rick P. Bartley dated July 1, 2001. (6)
10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs dated January 1, 2003. (3)
11.1	Statement regarding Computation of per share earnings — see consolidated financial statements. (3)
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (3)
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (3)

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

(6)           Filed with annual report on Form 10-K for the year end December 31, 2003, and incorporated herein by reference

(b)           Reports on Form 8-K Filed.

1.     Filed on Form 8-K dated February 7, 2003, under item 5 disclosure regarding the press release dated February 6, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 12, 2003	By:	/s/ Robert J. Weatherbie
Robert J. Weatherbie
Chairman and Chief Executive Officer

Date:	May 12, 2003	By:	/s/ Michael L. Gibson
Michael L. Gibson
President of Investments and Chief Financial Officer

I. Robert J. Weatherbie, certify that:

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

Date:	May 12, 2003	/s/ Robert J. Weatherbie
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

Date:	May 12, 2003	/s/ Michael L. Gibson
Michael L. Gibson President of Investments and Chief Financial Officer

Exhibit Index

Exhibit Number
Description

3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)
3.2	Amended Bylaws of Team Financial, Inc. (1)
4.1	Form of Indenture. (5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1). (5)
4.3	Certificate of Trust. (5)
4.4	Trust Agreement. (5)
4.5	Form of Amended and Restated Trust Agreement. (5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (5)
4.7	Form of Preferred Securities Guarantee Agreement. (5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 1, 2002. (6)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 1, 2003. (3)
10.3	Employment Agreement between Team Financial, Inc. and Rick P. Bartley dated January 1, 2001. (5)

10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)
10.7-10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)
10.14	Team Financial, Inc. — Employee Stock Purchase Plan. (1)
10.15	Loan agreement between Team Financial, Inc. and US Bank dated December 3, 1999. (4)
10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001 (1)

10.17	Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc. (2)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (6)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (6)

10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (6)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (6)
10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (6)
10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (6)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (6)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (6)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (6)
10.27	Deferred Compensation Agreement between TeamBank, N.A. and Rick P. Bartley dated February 1, 2002. (6)
10.28	Salary Continuation Agreement between TeamBank, N.A. and Rick P. Bartley dated July 1, 2001. (6)
10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs dated January 1, 2003. (3)
11.1	Statement regarding Computation of per share earnings — see consolidated financial statements. (3)
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (3)
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (3)

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

(6)           Filed with annual report on Form 10-K for the year end December 31, 2003, and incorporated herein by reference

(c)           Reports on Form 8-K Filed.

                None