Form 10-Q
period 2003-06-30
TEAM FINANCIAL INC /KS
filed 2003-08-13
CIK 1082484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☒   No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐   No☒

APPLICABLE ONLY TO CORPORATE ISSUES:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 4,094,305 shares of the Registrant’s common stock, no par value, outstanding as of July 31, 2003.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Financial Condition as of June 30, 2003 and December 31, 2002

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2002

Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2003 and 2002

Consolidated Statements of Changes In Stockholders’ Equity for the Six Months Ended June 30, 2003

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002

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

Signature Page

Exhibit 99.1

Exhibit 99.2

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Financial Condition

(In Thousands)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS

Cash and due from banks	$23,997	$18,298
Federal funds sold and interest bearing bank deposits	1,415	17,260
Cash and cash equivalents	25,412	35,558

Investment securities
Available for sale, at fair value (amortized cost of $221,062 and $218,037 at June 30, 2003 and December 31, 2002, respectively)	226,631	224,052
Total investment securities	226,631	224,052

Loans receivable, net of unearned fees	342,750	340,986
Allowance for loan losses	(4,644)	(4,611)
Net loans receivable	338,106	336,375

Accrued interest receivable	3,830	4,053
Premises and equipment, net	12,910	12,219
Assets acquired through foreclosure	1,366	1,770
Goodwill	14,538	14,407
Intangible assets, net of accumulated amortization	6,049	6,579
Bank owned life insurance policies	17,371	16,968
Other assets	3,294	3,888

Total assets	$649,507	$655,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Checking deposits	$164,248	$172,886
Savings deposits	32,616	31,212
Money market deposits	52,372	54,485
Certificates of deposit	201,504	197,022
Total deposits	450,740	455,605
Federal funds purchased and securities sold under agreements to repurchase	5,714	4,401
Federal Home Loan Bank advances	111,271	112,331
Notes payable	4,376	6,455
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	15,525
Accrued expenses and other liabilities	9,055	9,724

Total liabilities	596,681	604,041

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 4,448,888 and 4,442,210 shares issued; 4,094,305 and 4,107,627 shares outstanding at June 30, 2003 and December 31, 2002, respectively	27,443	27,393
Capital surplus	182	211
Retained earnings	24,766	23,290
Treasury stock, 354,583 and 334,583 shares of common stock at cost at June 30, 2003, and December 31, 2002, respectively	(3,239)	(3,034)
Accumulated other comprehensive income	3,674	3,968

Total stockholders’ equity	52,826	51,828

Total liabilities and stockholders’ equity	$649,507	$655,869

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Operations

(Dollars In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Interest Income:
Interest and fees on loans	$5,802	$6,626	$11,767	$13,597
Taxable investment securities	1,715	2,482	3,669	4,866
Nontaxable investment securities	265	229	512	444
Other	34	88	82	197

Total interest income	7,816	9,425	16,030	19,104

Interest Expense:
Deposits
Checking deposits	143	266	316	552
Savings deposits	63	133	133	301
Money market deposits	151	254	320	490
Certificates of deposit	1,402	2,080	2,870	4,408
Federal funds purchased and securities sold under agreements to repurchase	11	15	22	29
FHLB advances payable	1,245	870	2,485	1,750
Notes payable	49	91	104	180
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	377	377	754	754

Total interest expense	3,441	4,086	7,004	8,464

Net interest income before provision for loan losses	4,375	5,339	9,026	10,640

Provision for loan losses	142	178	487	334

Net interest income after provision for loan losses	4,233	5,161	8,539	10,306

Non-Interest Income:
Service charges	896	951	1,701	1,805
Trust fees	145	145	274	287
Insurance agency commissions	1,174	—	2,310	—
Gain on sales of mortgage loans	771	402	1,422	947
Gain (loss) on sales of investment securities	149	40	150	66
Gain on sale of branch assets	—	452	—	452
Other	652	643	1,334	1,232

Total non-interest income	3,787	2,633	7,191	4,789

Non-Interest Expenses:
Salaries and employee benefits	3,539	2,925	6,983	5,864
Occupancy and equipment	672	578	1,389	1,156
Data processing	511	512	981	982
Professional fees	304	241	615	564
Marketing	107	64	198	116
Supplies	102	92	210	181
Intangible asset amortization	347	199	676	335
Disposal of branch assets	258	—	258	—
Conversion	50	2	50	6
Other	911	902	1,818	1,713

Total non-interest expenses	6,801	5,515	13,178	10,917

Income before income taxes	1,219	2,279	2,552	4,178

Income taxes	245	1,148	587	1,689

Net income	$974	$1,131	$1,965	$2,489

Shares applicable to basic income per share	4,094,305	4,175,160	4,100,025	4,178,169

Basic income per share	$0.24	$0.27	$0.48	$0.60

Shares applicable to diluted income per share	4,121,775	4,200,551	4,127,620	4,195,698

Diluted income per share	$0.24	$0.27	$0.48	$0.59

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002

Net Income	$974	$1,131	$1,965	$2,489

Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $339 and $1,007 for the three months ended June 30, 2003 and June 30, 2002, respectively; and net of tax $(101) and $845 for the six months ended June 30, 2003 and June 30, 2002, respectively	653	2,100	(195)	1,698
Reclassification adjustment for gains (losses) included in net income net of tax of $(51) and $(14) for the three months ended June 30, 2003 and June 30, 2002, respectively; and net of tax $(51) and $(22) for the six months ended June 30, 2003 and June 30, 2002, respectively	(98)	(26)	(99)	(44)
Other comprehensive income (loss), net	555	2,074	(294)	1,654
Comprehensive income	$1,529	$3,205	$1,671	$4,143

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Changes In Stockholders’ Equity

Six Months Ended June 30, 2003

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

	Common stock	Capital surplus	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total stockholders’ equity

BALANCE, December 31, 2002	$27,393	$211	$23,290	$(3,034)	$3,968	$51,828
Treasury stock purchased (20,000 shares)				(205)		(205)
Common stock issued in connection with compensation plans (6,678 shares)	50					50
Decrease in capital surplus in connection with compensation plans		(29)				(29)
Net Income			1,965			1,965
Dividends ($0.12 per share)			(489)			(489)
Other comprehensive income (loss) net of $(152) in taxes					(294)	(294)
BALANCE, June 30, 2003	$27,443	$182	$24,766	$(3,239)	$3,674	$52,826

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements Of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$1,965	$2,489
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	487	334
Depreciation and amortization	2,611	1,189
Non-cash compensation expense	(29)	—
Change in bank owned life insurance	(403)	94
Net gain on sales of investment securities	(150)	(66)
Net gain on sales of mortgage loans	(1,422)	(947)
Net loss on sales of assets acquired through foreclosure	57	6
Net gain on sale of branch assets	—	(452)
Disposal of branch assets	258	—
Proceeds from sale of mortgage loans	68,571	59,438
Origination of mortgage loans for sale	(60,480)	(45,967)
Net decrease (increase) in other assets	379	(911)
Net decrease in accrued expenses and other liabilities	(516)	(137)

Net cash provided by operating activities	11,328	15,070

Cash flows from investing activities:
Net (increase) decrease in loans	(9,063)	6,675
Proceeds from sale of investment securities available-for-sale	1,164	6,699
Proceeds from maturities and principal reductions of investment securities available-for-sale	68,379	24,813
Purchases of investment securities available-for-sale	(73,789)	(47,964)
Proceeds from maturities and principal reductions of investment securities held-to-maturity	—	—
Purchase of premises and equipment, net	(1,468)	(536)
Proceeds from sales on assets acquired through foreclosure	639	282
Cash paid for acquisitions and dispositions, net	—	(30,493)

Net cash used in investing activities	(14,138)	(40,524)

Cash flows from financing activities:
Net (decrease) increase in deposits	(4,865)	20,743
Net increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	1,313	(4,296)
Payments on Federal Home Loan Bank advances	(1,060)	(1,052)
Proceeds from Federal Home Loan Bank advances	—	—
Payments on notes payable	(2,279)	(258)
Proceeds of notes payable	200	—
Common stock issued	50	49
Purchase of treasury stock	(205)	(98)
Dividends paid on common stock	(490)	(209)

Net cash (used in) provided by financing activities	(7,336)	14,879

Net change in cash and cash equivalents	(10,146)	(10,575)

Cash and cash equivalents at beginning of the period	35,558	38,895

Cash and cash equivalents at end of the period	$25,412	$28,320

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$7,046	$8,482
Income taxes	2,864	1,020

Noncash activities related to operations
Transfer of loans to assets acquired through foreclosure	$291	$512

See accompanying notes to the consolidated financial statemenats

TEAM FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and six month periods ended June 30, 2003 and 2002

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

The interim consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated.  The December 31, 2002 statement of financial condition has been derived from the audited consolidated financial statements as of that date.  The results of the interim periods ended June 30, 2003, are not necessarily indicative of the results that may occur for the year ending December 31, 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars In Thousands, Except Per Share Data)
Net income:
As reported	$974	$1,131	$1,965	$2,489
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	93	120	246	251
Pro forma	$881	$1,011	$1,719	$2,238

Basic earnings per share
As reported	$0.24	$0.27	$0.48	$0.60
Pro forma	0.22	0.24	0.42	0.54

Diluted earnings per share
As reported	$0.24	$0.27	$0.48	$0.59
Pro forma	0.21	0.24	0.42	0.53

Shares utilized in basic earnings per share	4,094,305	4,175,160	4,100,025	4,178,169

Shares utilized in diluted earnings per share	4,121,775	4,200,551	4,127,620	4,195,698

Note 3:  Stock Repurchase Program

Our Board of Directors approved a stock repurchase program in January 2001, authorizing the repurchase of up to 300,000 shares of our common stock.  During the six month period ending June 30, 2003, we purchased 20,000 shares at an average price of $10.25 per share.  As of June 30, 2003, we had repurchased 142,978 shares of our common stock under the program at an average price of $9.83 per share.

Note 4:  Dividend Declared

On May 27, 2003, we declared a quarterly cash dividend of $0.06 per share to all shareholders of record on June 30, 2003, payable July 21, 2003.

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

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.  This Statement, which amends Statement No. 123, Accounting for Stock-Based Compensation, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition it requires more prominent and more frequent disclosure in financial statements about the effects of stock-based compensation.  We will continue to account for stock-based compensation in accordance with APB No. 25. We do not believe that the adoption of Statement No. 148 will have a significant impact of our consolidated statements.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, elaborates on the financial statement disclosures to be made by enterprises involved with variable interest entities, including requiring consolidation of entities in which an enterprise has a controlling financial interest that is not controlled through voting interests.  The requirements in this Interpretation are effective for variable interest entities created after January 31, 2003, and the first fiscal or interim period beginning after June 15, 2003, for variable interest entities acquired before that date.  We do not believe that the adoption of Interpretation No. 46 will have a significant impact on our consolidated financial statements.

We adopted SFAS No. 144 Accounting for the Impairment of Disposal of Long-Lived Assets on January 1, 2002. The Statement established a single accounting model for all long-lived assets to be disposed of by sale, which is to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. The Statement also establishes criteria to determine when a long-lived asset is held for sale and provides additional guidance on accounting for such specific circumstances. We do not believe that the adoption of Statement No. 144 will have a significant impact on our consolidated financial statements.

In May 2003, FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity.  Statement No. 150 requires that an issuer classify financial instruments that are within its scope as a liability, in most circumstances.  Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuers settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligations is predominately based on a fixed amount, variations in something other than the fair value of the issuer’s equity share or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments.  Statement No. 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  Adoption of Statement No. 150 on July 2003 did not have a significant impact on our consolidated financial statements.

Note 6:  Acquisitions and Sale or Disposition of Branches

On May 5, 2003, we closed our 2809 South 160th Street branch location in Omaha, Nebraska.  We recorded a $258,000 loss to terminate the building lease and dispose the assets of the facility.  We intend to open a new branch in the Omaha, Nebraska market within the next 24 months.

On December 18, 2002, we completed the acquisition of The Quarles Agency, Inc., a 25-year old insurance agency.  The name of the insurance agency was changed to Team Insurance Group in May of 2003.  The total consideration paid to The Quarles Agency Inc.’s shareholders was $6.9 million in the form of $5.0 million of cash at closing and the balance of the cash consideration of $1.9 million plus interest thereon at the Prime Rate published in the Wall Street Journal minus one percent shall be paid in two annual contingent payments of $925,000 each.  The payment of such contingent consideration will be recorded as goodwill and agency expirations at the time of payment.  During the six months ended June 30, 2003, there were no payments made related to the contingent consideration.  The acquisition was accounted for using the purchase method of accounting, as required by SFAS 141 Business Combinations.  The results of operations from the date of purchase have been included in the consolidated financial statements.

On June 21, 2002, our wholly owned subsidiary, Community Bank, sold its Chapman and Abilene, Kansas branch locations to First National Bank of Belleville, Kansas.  We recorded a pre-tax gain on the sale of $452,000 and an after tax loss on the sale of $196,000.  The after tax loss was due to a difference in the book versus tax basis on the reduction of  $1.3 million in goodwill with the sale.

Note 7:  Goodwill and Intangible Assets

Goodwill and intangible assets:  Effective July 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations.  Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets.

The following table summarizes our intangible assets as of June 30, 2003.

	June 30, 2003
	Gross Carrying Amount	Accumulated Amortization
	(In Thousands)
Core deposit intangible	$6,400	$2,387
Agency Expirations	1,349	72
Non-Compete Agreements	350	62
Mortgage servicing rights	2,050	1,579
Total intangible assets	$10,149	$4,100

The following table summarizes amortization expense on the intangible assets.

	Three Months Ended June 30,		Six Months Ened June 30,
	2003	2002	2003	2002
	(In Thousands)
Aggregate Amortization Expense	$347	$199	$676	$335

	Estimated Amortization Expense
	Core Deposit Intangible	Mortgage Servicing Rights	Agency Expirations	Non-Compete Agreements	Total
	(In Thousands)
For the year ending December 31, 2003	$487	$616	$135	$115	$1,353
For the year ending December 31, 2004	468	240	135	112	955
For the year ending December 31, 2005	463	126	135	40	763
For the year ending December 31, 2006	463	126	135	40	763
For the year ending December 31, 2007	463	126	135	39	762

Goodwill at June 30, 2003, was $14.5 million, an increase of $131,000 from December 31, 2002, due to additional goodwill related to the acquisition of The Quarles Agency, Inc. in December of 2002.  There was no impairment to goodwill recorded for the three or six months ended June 30, 2003.

Goodwill
Balance as of January 1, 2003	$14,407
Goodwill acquired during year	131
Balance as of June 30, 2003	$14,538

Item 2:             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Team Financial, Inc. is a financial holding company incorporated in the State of Kansas.  Our common stock is listed on the Nasdaq National Market (“NASDAQ”) under the symbol “TFIN”.

We offer full service community banking and financial services through 17 locations in the Kansas City metropolitan area, southeastern Kansas, western Missouri, the Omaha, Nebraska metropolitan area, the Tulsa, Oklahoma metropolitan area, and in Colorado Springs, Colorado.  Our presence in Kansas consists of six locations in the Kansas City metro area and four locations in southeast Kansas.  We operate two locations in western Missouri, three in the metropolitan area of Omaha, Nebraska, one in Colorado Springs, Colorado, and an insurance agency in the Tulsa, Oklahoma metropolitan area.

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

Allowance for Loan Losses:  We establish allowances for loan losses.  The provision for loan losses charged to operations is based on management’s judgment of current economic conditions and the credit risk of the loan portfolio.  Management believes that this allowance is adequate for the losses inherent in the loan portfolio.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on borrowers’ conditions and changes in economic conditions.  In addition, various regulatory agencies, as an integral part of the examination process, periodically review this allowance and may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  See non-performing assets and allowances for loan losses for additional discussion.

FINANCIAL CONDITION

Total assets at June 30, 2003, were $649.5 million compared to $655.9 million at December 31, 2002, a decrease of $6.4 million.  Investment securities increased $2.6 million to $226.6 million at June 30, 2003, compared to $224.1 million at December 31, 2002.  Loans receivable increased $1.8 million to $342.8 million at June 30, 2003, from $341.0 million at December 31, 2002.  The increases in investment securities and loans receivable were funded with cash and cash equivalents, which decreased $10.1 million to $25.4 million at June 30, 2003, from $35.6 million at December 31, 2002.

Total deposits at June 20, 2003, were $450.7 million compared to $455.6 million at December 31, 2002, a decrease of $4.9 million.

Federal Home Loan Bank advances decreased $1.1 million and notes payable decreased $2.1 million.

Investment Securities:  Total investment securities were $226.6 million at June 30, 2003, compared to $224.1 million at December 31, 2002, an increase of $2.6 million, or 1.2%.  The increase in investment securities was primarily related to the increase in U.S. Government agency securities.

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

Loans Receivable:  Loans receivable increased $1.8 million, or 1.0%, to $342.8 million at June 30, 2003, compared to $341.0 million at December 31, 2002.

The increase in total loans receivable was primarily due to the favorable results of our continued emphasis on small to mid-size business lending in our metropolitan markets.  Our commitment to internal loan growth in the commercial, construction and land development, and commercial real estate portfolios in these metropolitan markets produced loan growth of $12.0 million, a 6.3% increase in these loans to $203.4 million at June 30, 2003, compared to $191.4 million at December 31, 2002.  At June 30, 2003, these loans comprised 59.3% of the total loan portfolio compared to 56.1% of the loan portfolio at December 31, 2002, and 45.9% of the loan portfolio at December 31, 2001.

Offsetting this growth was a $7.5 million, or 8.3%, decrease in our one to four family loan portfolio to $83.0 million at June 30, 2003, compared to $90.5 million at December 31, 2002.  The decrease was due to increased customer refinancing as a result of the favorable fixed rate mortgage rates.  We typically sell fixed rate one to four family loans to the secondary market instead of holding them in our portfolio.

Agricultural loans and farmland real estate loans decreased $3.0 million, or 10.4%, to $25.7 million at June 30, 2003, compared to $28.7 million at December 31, 2002.  The decrease was due to our continued reduction in exposure to the Kansas and Missouri agricultural markets.

Our installment loans were $21.3 million at June 30, 2003 and December 31, 2002.  Installment and other loans have been decreasing as a percentage of total loans over the past several years as we have placed less emphasis in this area as well as tightened our lending standards.

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

Non-performing Assets: Non-performing assets consist of loans 90 days or more delinquent and still accruing interest, non-accrual loans, and assets acquired through foreclosure.  Assets acquired through foreclosure represent real estate properties acquired through foreclosure or by deed in lieu of foreclosure and are classified as assets acquired through foreclosure on our statement of financial condition until the property is sold.  Commercial loans, residential real estate loans, and installment loans are generally placed on non-accrual status when principal or interest is 90 days or more past due, unless the loans are well-secured and in the process of collection.  Loans may be placed on non-accrual status earlier when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal.  Classified assets are loans that are rated substandard or lower according to our internal credit review process.

The following table summarizes our non-performing assets:

	June 30, 2003	December 31, 2002
	(In Thousands)
Non-performing assets:
Non-accrual loans
Real estate loans	$3,714	$1,549
Commercial, industrial, and agricultural	3,093	1,665
Installment loans	118	199
Lease financing receivables	32	—
Total non-accrual loans	6,957	3,413
Loans past due 90 days or more still accruing
Real estate loans	$251	$799
Commercial, industrial, and agricultural	548	362
Installment loans	26	2
Total past due 90 days or more still accruing	825	1,163
Total non-performing loans	7,782	4,576
Assets acquired through foreclosure	1,366	1,770
Total non-performing assets	$9,148	$6,346

Non-performing loans to total loans	2.27%	1.34%

Non-performing assets to total assets	1.41%	0.97%

Non-performing assets totaled $9.1 million at June 30, 2003, compared to $6.3 million at December 31, 2002, representing an increase of $2.8 million or 44.2%.  The increase in non-performing assets was comprised of an increase in non-performing loans of $3.2 million and a decrease in assets acquired through foreclosure of $404,000.

Non-performing loans increased $3.2 million or 70.0% to $7.8 million at June 30, 2003, from $4.6 million at December 31, 2002.  The increase in non-performing loans included three credit relationships.  These relationships included $2.7 million to a company that develops residential properties, $639,000 to an aluminum manufacturing company in bankruptcy, and $489,000 to a local grocery store chain in liquidation.

Included in our $7.8 million of non-performing loans are five larger borrowing relationships aggregating $5.4 million with specific reserves of $800,000.  The borrowing relationships include:

•                  A $2.7 million relationship with residential development properties in Kansas secured by real estate.  The loans were placed on non-accrual status for payment delinquency beginning in February 2003.  We are in foreclosure proceedings with respect to the properties and are working with potential buyers for the sale of the real estate.  We do not anticipate a loss on the credits, if we are able to successfully sell the properties for their appraised value.

•                  A $1.2 million agricultural relationship in Kansas, with $200,000 in specific reserves.  We began allocating specific reserves to the loans in December 2002.  The loans were placed on non-accrual status for payment delinquency beginning in July 2002.  The loans are secured by real estate and farm machinery, which management believes will be adequate to pay the loan.  We are working with the borrower to liquidate a portion of the real estate and obtain financing for the borrower at another financial institution.  We do not anticipate a loss on the credit in excess of our specific reserves.

•                  A $454,000 agricultural relationship in Kansas, with $75,000 in specific reserves.  We began allocating specific reserves to the loans in September 2002.  The loans were placed on non-accrual status for payment delinquency beginning in March 2002.  The loan is secured by real estate and farm machinery, which management believes will be adequate to pay the loan.  We are working with the borrower to obtain a FSA guarantee and expect a resolution during the third quarter.  We do not anticipate a loss on the credit in excess of our specific reserves.

•                  A $639,000 relationship with an aluminum extrusion company in Kansas with a 36.6% SBA guarantee.  The loans were placed on non-accrual in April 2003 when the company filed for reorganization in bankruptcy court.  The loan is secured by machinery and equipment.  The aluminum extrusion company is currently in operation and seeking to be acquired as a going concern.

•                  A $489,000 participation with another bank for local grocery store chain in Kansas with $400,000 in specific reserves.  We began allocating specific reserves to the loans in June 2001.  The loan was placed on non-accrual in May 2003 and the collateral is currently under liquidation.  The loan is secured by equipment.  We do not anticipate a loss on the credit in excess of our specific reserves.

Installment loans of $144,000 were also included in non-performing loans.  These loans have specific reserves allocated to them of $28,800, which we believe is adequate.

Other real estate owned was $1.4 million at June 30, 2003, compared to $1.8 million at December 31, 2002.  Other real estate owned consisted of 12 properties.  The properties consisted of six commercial buildings totaling $1.1 million, three one to four family properties totaling $57,000, and three parcels of land totaling $259,000.  The properties are all located within our market areas.  Management is working to sell the real estate as soon as practical.

Non-performing assets as a percent of total assets increased to 1.41% at June 30, 2003, compared to 0.97% at December 31, 2002, and 0.81% at December 31, 2001.  Non-performing assets will generally increase in times of economic uncertainty or stress.  Management believes the level of non-performing assets may increase if the economic weakness experienced in 2002 and the first quarter of 2003 continues in the remainder of 2003, although the magnitude of any increase in non-performing loans is not determinable.

Total classified assets, which are loans rated substandard or lower according to our internal credit review process, were $17.1 million at June 30, 2003, an increase of $3.4 million from $13.7 million at December 31, 2002.  The increase was primarily related to the increase in the non-performing loans discussed above.  Also contributing to the increase in classified assets was the addition to a $2.2 million substandard loan to a long-term care facility, which is a participation from another bank.

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

The following table summarizes our allowance for loan losses:

	Six Months Ended June 30,
	2003 (Unaudited)	2002 (Unaudited)
	(Dollars In Thousands)
Balance, beginning of period	$4,611	$4,392
Provision for estimated loan losses	487	334
Charge-offs	(663)	(478)
Recoveries	209	171
Allowance due to (sales) acquisitions	—	(3)
Balance, end of period	$4,644	$4,416

Allowance for loan and lease losses as a percent of total loans	1.35%	1.35%

Allowance for loan and lease losses as a percent of non performing loans	59.68%	88.27%

Annualized net charge-offs as a percent of total loans	0.26%	0.15%

Allowance for loan losses was 1.35% of total loans at June 30, 2003, December 31, 2002, and June 30, 2002.  The allowance for loan losses as a percent of non-performing loans decreased to 59.68% at June 30, 2003, compared to 91.22% at December 31, 2002 and 88.27% at June 30, 2002.  The decrease in the ratio was a result of the $3.2 million increase in non-performing loans at June 30, 2003.

We experienced net charge-offs of $454,000, or an annualized 0.26% of total loans, for the six months ended June 30, 2003, versus $307,000, or an annualized 0.15% of total loans, for the corresponding period in 2002.  The $454,000 in net charge-offs was primarily comprised of $119,000 in one to four family loan net charge-offs, $177,000 in commercial loan net charge-offs, and $240,000 in installment loan net charge-offs.

Deposits:  Total deposits decreased $4.9 million, or 1.1%, to $450.7 million at June 30, 2003, from $455.6 million at December 31, 2002.  The decrease was primarily attributable to a cyclical decrease in tax deposits received from municipal organizations during December of each year.  NOW accounts decreased $13.1 million, resulting from a $12.5 decrease in the cyclical wholesale public fund deposits.  Time deposits increased $4.5 million from an increase in wholesale public fund deposits.  Non-interest bearing demand accounts increased $4.5 million from an increase in retail and commercial deposit balances.

The following table summarizes our deposits:

	June 30, 2003	December 31, 2002
	(In Thousands)
Demand:
Noninterest bearing	$67,410	$62,950
Interest bearing:
NOW	96,838	109,936
Money market	52,372	54,485
	149,210	164,421
Total demand	216,620	227,371
Savings	32,616	31,212
Time	201,504	197,022
Total Deposits	$450,740	$455,605

Federal funds purchased and securities sold under agreements to repurchase:  Federal funds purchased and securities sold under agreements to repurchase increased $1.3 million, to $5.7 million at June 30, 2003.  The increase is related to normal liquidity management operations.

Regulatory Capital:  We are subject to regulatory capital requirements administered by Federal Reserve, the Federal Deposit Insurance Corporation, and the Comptroller of the Currency.  Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions.  As of June 30, 2003, we met all capital adequacy requirements to which we are subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis.  Our ratios at June 30, 2003, were as follows:

	At June 30, 2003
Ratio	Actual	Minimum Required
Total capital to risk weighted assets	12.26%	8.00%
Core capital to risk weighted assets	11.10%	4.00%
Core capital to average assets	7.10%	4.00%

Liquidity

We continuously forecast and manage our liquidity in order to satisfy cash flow requirements of depositors and borrowers and allow us to meet our own cash flow needs.  We have developed internal and external sources of liquidity to meet our continued growth needs.  These include, but are not limited to, the ability to raise deposits through branch promotional campaigns, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank.  Our most liquid assets are cash and cash equivalents and investment securities available-for-sale.  The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.  At June 30, 2003, and December 31, 2002, these liquid assets totaled $252.0 million and $259.6 million, respectively.  Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before provision for loan losses for the three months ended June 30, 2003 totaled $4.4 million compared to $5.3 million for the same period in 2002, a decrease of $964,000.  Net interest income before provision for loan losses for the six months ended June 30, 2003, totaled $9.0 million compared to $10.6 million for the same period in 2002, a decrease of $1.6 million.

Our net interest margin as a percent of average earning assets was 3.14% for the three months ended June 30, 2003, compared to 3.97% for the three months ended June 30, 2002.  Net interest margin as a percent of average earning assets was 3.29% for the six months ended June 30, 2003, compared to 3.91% for the six months ended June 30, 2002.  Favorably impacting net interest margin was a 57 and 59 basis point decrease in the average cost of interest bearing liabilities for the respective three and six months ended June 30, 2003, compared to the same periods in 2002.  Offsetting the favorable decrease in the cost of interest bearing liabilities was an unfavorable decrease of 140 and 117 basis points in the average rate of interest earning assets for the respective three and six months ended June 30, 2003, compared to the same periods in 2002.  The result was an unfavorable decrease in our net interest margin of 83 and 62 basis points for the respective three and six month comparisons for June 30, 2003 and 2002.

We are maintaining an asset sensitive balance sheet where our interest earning assets are expected to re-price at a faster rate than our interest paying liabilities.  Accordingly, we expect net interest income to increase in a rising interest rate environment and decrease in a flat or decreasing interest rate environment.  We believe short-term interest rates may stay relatively low for the next several quarters causing a continued unfavorable impact on our net interest income and net interest margin, but cannot estimate the magnitude of this impact.

Interest earning assets

The average rate on interest earning assets was 5.48% for the three months ended June 30, 2003, representing a decrease of 140 basis points from 6.88% for the same three months ended 2002.  The average rate on interest earning assets was 5.73% for the six months ended June 30, 2003, representing a decrease of 117 basis points from 6.90% for the same six months ended 2002.  Interest earning assets are comprised of loans receivable, investment securities, and federal funds sold and interest-bearing deposits.

The average rate on loans receivable decreased 109 basis points to 6.84% for the three months ended June 30, 2003, compared to 7.93% for the three months ended June 30, 2002.  The average rate on loans receivable decreased 103 basis points to 6.98% for the six months ended June 30, 2003, compared to 8.01% for the six months ended June 30, 2002.  The decrease is primarily reflective of a decrease in the national prime rate of 550 basis points since January 1, 2001, decreasing the interest rate on our variable rate commercial loans tied to the prime interest rate index, decreasing the interest rate on newly originated commercial loans, and resulting in lower interest rates on loans re-financed by customers.  In addition to the decrease in the prime interest rate was a decrease in our higher yielding one to four family mortgage loans as customers re-financed for lower fixed rate loans, which we primarily sell and do not hold as part of the one to four family mortgage portfolio.  Favorably impacting the average rate on loans receivable was the increase of commercial loans as a percent of the total loan portfolio to 59% of the total loan portfolio at June 30, 2003, compared to 46% at June 30, 2002.

The average rate on investment securities-taxable decreased 196 basis points to 3.49% for the three months ended June 30, 2003, compared to 5.45% for the three months ended June 30, 2002.  The average rate on investment securities-taxable decreased 164 basis points to 3.76% for the six months ended June 30, 2003, compared to 5.40% for the six months ended June 30, 2002.  The decrease in the average rate of investment securities is related to the decrease in market interest rates since January of 2001.  The decrease has caused many of our portfolio’s issuers of securities to retire or prepay their securities prior to maturity since they have been able to refinance at lower rates.  Because of these early prepayments, we have re-invested the proceeds in new securities, which yield lower interest rates due to the decline in market interest rates.  In addition, the early prepayments accelerate the amortization on premiums paid for investment securities, further decreasing the yield on the securities.

Interest bearing liabilities

The average rate paid on interest-bearing liabilities decreased 57 basis points to 2.64% for the three months ended June 30, 2003, compared to 3.21% for the same three months ended 2002.  The average rate paid on interest-bearing liabilities decreased 59 basis points to 2.69% for the six months ended June 30, 2003, compared to 3.28% for the same six months ended 2002.  Interest bearing liabilities are comprised of interest paid on savings and interest bearing checking deposits, time deposits, federal funds purchased and securities sold under agreements to repurchase, holding company notes payable, Federal Home Loan Bank Advances, and on our subordinated debentures held by our subsidiary trust which issued the 9.50% preferred securities.

The average rate paid on interest-bearing savings and interest bearing checking deposits decreased 62 basis points to 0.81% for the three months June 30, 2003, compared to 1.43% for the three months ended June 30, 2002, while the average rate paid on time deposits decreased 101 basis points to 2.72%, from 3.73% over the same respective periods.  The average rate paid on interest-bearing savings and interest bearing checking deposits decreased 59 basis points to 0.86% for the six months June 30, 2003, compared to 1.45% for the six months ended June 30, 2002, while the average rate paid on time deposits decreased 106 basis points to 2.81%, from 3.87% over the same respective periods.  We decreased the average rate paid on deposit accounts as interest rates decreased.

The average rate paid on federal funds purchased and securities sold under agreements to repurchase decreased 48 basis points to 0.88% for the three months ended June 30, 2003, from 1.36% for the same period a year ago.  For the six months ended June 30, 2003, funds purchased and securities sold under agreements to repurchase decreased 45 basis points to .81%, from 1.36% for the six months ended June 30, 2002.

The average rate paid on notes payable and Federal Home Loan Bank advances decreased 21 basis points to 4.44% for the quarter ended June 30, 2003, compared to 4.65% for the same quarter ended a year ago, with an increase of $34.1 million in the average balance over the corresponding time period.  The average rate paid on notes payable and Federal Home Loan Bank advances decreased 22 basis points to 4.44% for the six months ended June 30, 2003, compared to 4.66% for the same period ended a year ago, with an increase of $34.2 million in the average balance over the corresponding time period.  The decrease was the result of the general decrease in market interest rates, while the increase in the average balance was the result of increased borrowing with the continuation of our balance sheet management strategy described below.

The average rate paid on our 9.50% subordinated debentures, which we issued in connection with the sale by our wholly-owned subsidiary, Team Financial Capital Trust I, of 9.50% trust preferred securities was 9.71% for the three and months ended June 30, 2003 and 2002.  The difference between the contractual interest rate of 9.50% on the trust preferred securities and the 9.71% recorded interest rate, is the amortization of debt issuance costs.  The debt issuance costs are being amortized over a 30 year period.

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

The initial transaction generated a spread of approximately 167 basis points when initiated.  The cumulative spread since the inception of the transactions through June 30, 2003, was approximately 53 basis points, or $661,000.  The spread for the three months ended June 30, 2003, was approximately a negative 97 basis points, or ($212,000), compared to a spread of 215 basis points for the three months ended June 30, 2002, or $382,000, representing a total decrease for the three months ended June 30, 2003, of $469,000 compared to the three months ended June 30, 2002.  The spread for the six months ended June 30, 2003, was approximately a negative 60 basis points, or ($262,000), compared to a spread of 197 basis points for the six months ended June 30, 2002, or $469,000, representing a total decrease for the six months ended June 30, 2003, of $731,000 compared to the six months ended June 30, 2002.

We believe short-term interest rates may stay relatively low for the next several quarters causing a continued unfavorable impact on our net interest income and net interest margin, but cannot estimate the magnitude of this impact.  While we believe net interest income will be negatively affected by this transaction for the next several quarters, we anticipate the next major trend in interest rates to be one of rising interest rates enabling us to increase net interest income over the remaining borrowing period.

The following tables present certain information relating to net interest income for the three and six months ended June 30, 2003 and 2002.  The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown.

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars In Thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3)	$340,074	$5,802	6.84%	$335,154	$6,626	7.93%
Investment securities-taxable	197,387	1,715	3.49%	182,732	2,482	5.45%
Investment securities-nontaxable (4)	28,214	485	6.90%	25,332	452	7.16%
Federal funds sold and interest-bearing deposits	22,121	34	0.62%	19,199	89	1.86%
Total interest earning assets	$587,796	8,036	5.48%	$562,417	9,649	6.88%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$177,899	357	0.81%	$183,785	653	1.43%
Time deposits	206,636	1,402	2.72%	223,405	2,080	3.73%
Federal funds purchased and securities sold under agreements to repurchase	5,006	11	0.88%	4,428	15	1.36%
Notes Payable and Federal Home Loan Bank Advances	117,033	1,294	4.44%	82,976	961	4.65%
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	377	9.71%	15,525	377	9.71%
Total interest bearing liabilities	$522,099	3,441	2.64%	$510,119	4,086	3.21%

Net interest income (tax equivalent)		$4,595			$5,563
Interest rate spread			2.84%			3.67%
Net interest earning assets	$65,697			$52,298

Net interest margin			3.14%			3.97%
Ratio of average interest bearing liabilities to average interest earing assets	88.82%			90.70%

(1)  Loans are net of deferred loan fees.

(2)  Non-accruing loans are included in the computation of average balances.

(3)  The Company includes loan fees in interest income.  These fees for the three months ended June 30, 2003 and 2002 were $255,000 and $281,000, respectively.

(4)  Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended June 30, 2003 and 2002 were $220,000 and $223,000, respectively.

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars In Thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3)	$340,087	$11,767	6.98%	$342,194	$13,597	8.01%
Investment securities-taxable	196,927	3,669	3.76%	181,659	4,866	5.40%
Investment securities-nontaxable (4)	27,220	951	7.05%	24,818	893	7.26%
Federal funds sold and interest-bearing deposits	15,566	82	1.06%	22,942	198	1.74%
Total interest earning assets	$579,800	16,469	5.73%	$571,613	19,554	6.90%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$181,132	769	0.86%	186,651	1,343	1.45%
Time deposits	205,876	2,870	2.81%	229,992	4,408	3.87%
Federal funds purchased and securities sold under agreements to repurchase	4,897	22	0.91%	4,303	29	1.36%
Notes payable and Federal Home Loan Bank advances	117,706	2,589	4.44%	83,492	1,930	4.66%
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	754	9.71%	15,525	754	9.71%
Total interest bearing liabilities	$525,136	7,004	2.69%	$519,963	8,464	3.28%

Net interest income (tax equivalent)		$9,465			$11,090
Interest rate spread			3.04%			3.62%
Net interest earning assets	$54,664			$51,650

Net interest margin (4)			3.29%			3.91%
Ratio of average interest bearing liabilities to average interest earning assets	90.57%			90.96%

(1)  Loans are net of deferred loan fees.

(2)  Non-accruing loans are included in the computation of average balances.

(3)  The Company includes loan fees in interest income.  These fees for the six months ended June 30, 2003, and 2002 were $497,000 and $514,000, respectively.

(4)  Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the years ended June 30, 2003, and 2002 were $439,000 and $449,000, respectively.

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

	Three Months Ended June 30, 2003 Compared To Three Months Ended June 30, 2002
	Increase (Decrease) Due To:
	Volume	Rate	Net
	(In Thousands)
Interest Income:
Loans receivable, net (1) (2) (3)	$97	$(921)	$(824)
Investment securities-taxable	199	(966)	(767)
Investment securities-nontaxable (4)	51	(18)	33
Federal funds sold and interest-bearing deposits	14	(69)	(55)
Total Interest Income	361	(1,974)	(1,613)

Interest Expense:
Savings deposits and interest bearing checking	(21)	(275)	(296)
Time deposits	(156)	(522)	(678)
Federal funds purchased and securities sold under agreements to repurchase	2	(6)	(4)
Notes Payable and Federal Home Loan Bank Advances	394	(61)	333
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	—	—	—
Total Interest Expense	219	(864)	(645)

Net change in net interest income	$142	$(1,110)	$(968)

(1)  Loans are net of deferred loan fees.

(2)  Non-accruing loans are included in the computation of average balances.

(3)  The Company includes loan fees in interest income.  These fees for the three months ended June 30, 2003 and 2002 were $255,000 and $281,000, respectively.

(4)  Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended June 30, 2003 and 2002 were $220,000 and $223,000, respectively.

	Six Months Ended June 30, 2003 Compared To Six Months Ended June 30, 2002
	Increase (Decrease) Due To:
	Volume	Rate	Net
	(In Thousands)
Interest Income:
Loans receivable, net (1) (2) (3)	$(84)	$(1,746)	$(1,830)
Investment securities-taxable	409	(1,606)	(1,197)
Investment securities-nontaxable (4)	86	(28)	58
Federal funds sold and interest-bearing deposits	(64)	(52)	(116)
Total Interest Income	347	(3,432)	(3,085)

Interest Expense:
Savings deposits and interest bearing checking	(40)	(534)	(574)
Time deposits	(462)	(1,076)	(1,538)
Federal funds purchased and securities sold under agreements to repurchase	4	(11)	(7)
Notes Payable and Federal Home Loan Bank Advances	791	(132)	659
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	—	—	—
Total Interest Expense	293	(1,753)	(1,460)

Net change in net interest income	$54	$(1,679)	$(1,625)

(1)  Loans are net of deferred loan fees.

(2)  Non-accruing loans are included in the computation of average balances.

(3)  The Company includes loan fees in interest income.  These fees for the six months ended June 30, 2003, and 2002 were $497,000 and $514,000, respectively.

(4)  Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the years ended June 30, 2003, and 2002 were $439,000 and $449,000, respectively.

Provision for Loan Losses

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market areas, and other factors related to the collectibility of our loan portfolio.  After considering the above factors, management recorded a provision for loan losses on loans totaling $142,000 for the three months ended June 30, 2003, and $178,000 for the three months ended June 30, 2002.  The provision for loan losses for the six months ended June 30, 2003, was $487,000, compared to $334,000 for the six months ended June 30, 2002.  The provision recorded for the three and six months ended 2003 was predicated upon the level of net charge-offs during the period of $171,000, and $454,000 for the respective three and six months, along with an increase in the commercial, construction and land development, and commercial real estate loans as a percent of total loans in the portfolio.

Non-Interest Income

The following table presents non-interest income for the three and six months ended June 30, 2003, compared to the same periods a year ago, netting out the effects of the insurance agency acquisition in December of 2002.

	Three Months Ended		Favorable		Net Favorable	Six Months Ended		Favorable		Net Favorable
	June 30		(Unfavorable)		(Unfavorable)	June 30		(Unfavorable)		(Unfavorable)
	2003	2002	Variance	Acquisition	Variance	2003	2002	Variance	Acquisition	Variance
	(In Thousands)
Non-Interest Income:
Service charges	$896	$951	$(55)	$—	$(55)	$1,701	$1,805	$(104)	$—	$(104)
Trust fees	145	145	—	—	—	274	287	(13)	—	(13)
Insurance agency commissions	1,174	—	1,174	1,174	—	2,310	—	2,310	2,310	—
Gain on sales of mortgage loans	771	402	369	—	369	1,422	947	475	—	475
Gain (loss) on sales of investment securities	149	40	109	—	109	150	66	84	—	84
Gain on sale of branch assets	—	452	(452)	—	(452)	—	452	(452)	—	(452)
Other	652	643	9	26	(17)	1,334	1,232	102	37	65

Total non-interest income	$3,787	$2,633	$1,154	$1,200	$(46)	$7,191	$4,789	$2,402	$2,347	$55

Non-interest income for the three months ended June 30, 2003, was $3.8 million, an increase of $1.2 million, or 43.8%, from $2.6 million for the three months ended June 30, 2002.  Non-interest income for the six months ended June 30, 2003, was $7.2 million, an increase of $2.4 million, or 50.2%, from $4.8 million for the six months ended June 30, 2002.

Contributing to the increase in non-interest income for the three and six months ended June 30, 2003, was $1.2 million and $2.3 million, respectively, of insurance revenue from the operations of the insurance agency acquired in December 2002.

Gain on sales of mortgage loans increased $369,000, or 91.8%, for the three months ended June 30, 2003, and $475,000, or 50.2% increase for the six months ended June 30, 2003, compared to the same periods in 2002.  The increase in gain on sale of mortgage loans was the result of the increase in the volume of loans refinanced and originated and sold, due to a lower interest rate environment during the past two years.  Management believes that the loans refinanced and originated in 2003 will not keep pace with that of the past two years, but cannot estimate the magnitude of the decreased volume.

Gain on sale of investment securities was $149,000 for the three months ended June 30, 2003, an increase of $109,000 from $40,000 for the three months ended June 30, 2002.  For the six months ended June 30, 2003, gain on sale of investment securities was $150,000, an increase $84,000 from $66,000 for the six months ended June 30, 2002.

Gain on sale of branch assets decreased $452,000 for the three and six months ended June 30, 2003, resulting from a $452,000 gain on the sale of two branches for the three and six months ended June 30, 2002.

Non-Interest Expense

The following table presents non-interest expense for the three and six months ended June 30, 2003, compared to the same periods a year ago, netting out the effects of the insurance agency acquisition in December of 2002.

	Three Months Ended		Favorable		Net Favorable	Six Months Ended		Favorable		Net Favorable
	June 30		(Unfavorable)		(Unfavorable)	June 30		(Unfavorable)		(Unfavorable)
	2003	2002	Variance	Acquisition	Variance	2003	2002	Variance	Acquisition	Variance
	(In Thousands)
Non-Interest Expenses:
Salaries and employee benefits	$3,539	$2,925	$(614)	$804	$190	$6,983	$5,864	$(1,119)	$1,496	$377
Occupancy and equipment	672	578	(94)	82	(12)	1,389	1,156	(233)	165	(68)
Data processing	511	512	1	—	1	981	982	1	—	1
Professional fees	304	241	(63)	13	(50)	615	564	(51)	17	(34)
Marketing	107	64	(43)	50	7	198	116	(82)	81	(1)
Supplies	102	92	(10)	29	19	210	181	(29)	29	—
Intangible asset amortization	347	199	(148)	33	(115)	676	335	(341)	67	(274)
Disposal of branch assets	258	—	(258)	—	(258)	258	—	(258)	—	(258)
Conversion	50	2	(48)	—	(48)	50	6	(44)	—	(44)
Other	911	902	(9)	96	87	1,818	1,713	(105)	195	90

Total non-interest expenses	$6,801	$5,515	$(1,286)	$1,107	$(179)	$13,178	$10,917	$(2,261)	$2,050	$(211)

Non-interest expense increased $1.3 million, or 23.3%, to $6.8 million, for the three months ended June 30, 2003, compared to $5.5 million for the three months ended June 30, 2002.  Non-interest expense increased $2.3 million, or 20.7% to $13.2 million, for the six months ended June 30, 2003, compared to $10.9 million for the six months ended June 30, 2002.  The increases for the three and six months ended were attributable to non-interest expense of $1.1 million and $2.0 million, respectively, from the operations of the insurance agency acquired in December 2002.  Also included in non-interest expense was a $258,000 charge to terminate the building lease and dispose of the fixed assets of a branch facility.  Net of the operations of the acquired insurance agency and the disposal of the branch facility, non-interest expense decreased $79,000 for the three months ended June 30, 2003, and $47,000 for the six months ended June 30, 2003, compared to the respective periods ended June 30, 2002.

Salary and employee benefits expense decreased $190,000 and $377,000 for the respective three and six months ended June 30, 2003, compared to the same periods for 2002, excluding the operations from the insurance agency.  The decreases were primarily attributable to a decrease in bonus expense due to performance below the standards established under the bonus program.

Intangible asset amortization expense increased $148,000 and $341,000, respectively, for the three and six months ended June 30, 2003, compared to the same periods ended June 30, 2002.  The insurance agency acquisition contributed $33,000 and $67,000 to the respective increases for the three and six months ended June 30, 2003, with the remaining increases of $115,000 and $274,000 attributable to increased amortization expense and valuation write-downs of the mortgage servicing rights.

Conversion expense increased $48,000 and $44,000 for the respective three and six months ended June 30, 2003, compared to the three and six months ended June 30, 2002, as we converted the data processing systems of Colorado National Bank to our core processor for the company.

Income Tax Expense

We recorded income tax expense of $974,000 for the three months ended June 30, 2003, a decrease of $157,000 compared to an income tax expense of $1.1 million for the three months ended June 30, 2002.  Income tax expense for the six months ended June 30, 2003 was $587,000, a decrease of $1.1 million from $1.7 million recorded for the six months ended June 30, 2002.  Included in income tax expense for the three and six month periods ended June 30, 2002, was $648,000 of income tax expense related to the sale of the branches during the second quarter of 2002.

The effective tax rate for the three months ended June 30, 2003, was 20.1%, compared to 50.4% for the three months ended June 30, 2002.  The effective tax rate for the six months ended June 30, 2003, was 23.0%, compared to 40.4% for the six months ended June 30, 2002.  The higher effective tax rate for 2002 was the result of the book versus tax basis on the related $1.3 million in goodwill related to the branch sale in 2002 as summarized with the following table:

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

The following table indicates that at June 30, 2003, if there had been a sudden and sustained increase in prevailing market interest rates, our 2003 interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

Change in Interest Rates	Net Interest Income	(Decrease) Increase	Percent Change
	(Dollars In Thousands)
200 basis point rise	$21,333	$1,388	6.96%
100 basis point rise	20,639	694	3.48
base rate scenario	19,945	—	—
100 basis point decline	18,125	(1,820)	(9.12)
200 basis point decline	15,481	(4,464)	(22.38)

Item 4:             CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting pursuant to Rule 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures over financial reporting are adequate and effective in timely alerting them to material information required to be included in this quarterly report on Form 10-Q.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or because of intentional circumvention of the established process.

During the period covered by this report, there have been no significant changes in our internal controls over financial reporting or in other factors, which could significantly affect internal controls over financial reporting, including any corrective actions with regard to significant deficiencies or material weaknesses.

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

a)              The annual meeting of Stockholders was held on June 17, 2003.

b)             The following individuals were elected as Directors for the term of three years each.

Name	For	Against
R.G. (Gary) Kilkenny	3,511,853	90,758
Neil Blakeman	3,315,015	284,298

The following directors continued in office after the annual meeting:

Robert J. Weatherbie

Michael L. Gibson

Montie K. Taylor

Keith B. Edquist

Carolyn S. Jacobs

Denis A. Kurtenbach

c)              The shareholders ratified the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2003.  Shareholders voted on this proposal as follows:

For	Against	Abstain
3,536,963	9,699	53,750

Item 6.    Exhibits and Reports on Form 8-K

a)             Exhibits

99.1         Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

99.2         Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

Exhibit Number	Description

3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)
3.2	Amended Bylaws of Team Financial, Inc. (1)
4.1	Form of Indenture. (5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1). (5)
4.3	Certificate of Trust. (5)
4.4	Trust Agreement. (5)

4.5	Form of Amended and Restated Trust Agreement. (5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (5)
4.7	Form of Preferred Securities Guarantee Agreement. (5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 1, 2002. (6)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 1, 2003. (7)
10.3	Employment Agreement between Team Financial, Inc. and Rick P. Bartley dated January 1, 2001. (5)

10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)
10.7-10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)
10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)
10.15	Loan agreement between Team Financial, Inc. and US Bank dated December 3, 1999. (4)
10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001 (1)

10.17	Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc. (2)

10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (6)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (6)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (6)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (6)
10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (6)
10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (6)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (6)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (6)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (6)
10.27	Deferred Compensation Agreement between TeamBank, N.A. and Rick P. Bartley dated February 1, 2002. (6)

10.28	Salary Continuation Agreement between TeamBank, N.A. and Rick P. Bartley dated July 1, 2001. (6)
10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs dated January 1, 2003. (7)
11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (3)
31.1	Certification of Chief Executive Officer under section 302 under Sarbanes-Oxley Act of 2002 (3).
31.2	Certification of Chief Financial Officer under section 302 under Sarbanes-Oxley Act of 2002 (3).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (3)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (3)

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

(6)                                  Filed with annual report on Form 10-K for the year end December 31, 2003, and incorporated herein by reference

(7)                                  Filed with quarterly report on form 10-Q for the period ended March 31, 2003 and incorporated herein by reference.

(b)                                 Reports on Form 8-K Filed.

1.               Filed on Form 8-K dated April 28, 2003, under item 9 (including item 12 information) the registrants first quarter 2003 earnings press release dated April 24, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2003	By:	/s/ Robert J. Weatherbie
Robert J. Weatherbie
Chairman and
Chief Executive Officer

Date: August 12, 2003	By:	/s/ Michael L. Gibson
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

Date: August 12, 2003	/s/ Robert J. Weatherbie

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

Date: August 12, 2003	/s/ Michael L. Gibson

Michael L. Gibson President of Investments and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)
3.2	Amended Bylaws of Team Financial, Inc. (1)
4.1	Form of Indenture. (5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1). (5)
4.3	Certificate of Trust. (5)
4.4	Trust Agreement. (5)
4.5	Form of Amended and Restated Trust Agreement. (5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (5)
4.7	Form of Preferred Securities Guarantee Agreement. (5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 1, 2002. (6)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 1, 2003. (7)
10.3	Employment Agreement between Team Financial, Inc. and Rick P. Bartley dated January 1, 2001. (5)

10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)
10.7-10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)
10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)
10.15	Loan agreement between Team Financial, Inc. and US Bank dated December 3, 1999. (4)
10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001 (1)

10.17	Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc. (2)

10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (6)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (6)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (6)

10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (6)
10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (6)
10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (6)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (6)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (6)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (6)
10.27	Deferred Compensation Agreement between TeamBank, N.A. and Rick P. Bartley dated February 1, 2002. (6)
10.28	Salary Continuation Agreement between TeamBank, N.A. and Rick P. Bartley dated July 1, 2001. (6)
10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs dated January 1, 2003. (7)
11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (3)
31.1	Certification of Chief Executive Officer under section 302 under Sarbanes-Oxley Act of 2002 (3).
31.2	Certification of Chief Financial Officer under section 302 under Sarbanes-Oxley Act of 2002 (3).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (3)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (3)

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

(6)                                  Filed with annual report on Form 10-K for the year end December 31, 2003, and incorporated herein by reference

(7)                                  Filed with quarterly report on form 10-Q for the period ended March 31, 2003 and incorporated herein by reference.