Form 10-Q
period 2003-09-30
TEAM FINANCIAL INC /KS
filed 2003-11-14
CIK 1082484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

There were 4,073,505 shares of the Registrant’s common stock, no par value, outstanding as of October 31, 2003.

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Financial Condition as of September 30, 2003 and December 31, 2002

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002

Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2003

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002

Notes to Unaudited Consolidated Financial Statements

Item 2.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Item 3.	Quantitative And Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Signature Page

Exhibit 10.30

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Financial Condition

(In Thousands)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS

Cash and due from banks	$12,965	$18,298
Federal funds sold and interest bearing bank deposits	3,840	17,260
Cash and cash equivalents	16,805	35,558

Investment securities
Available for sale, at fair value (amortized cost of $219,056 and $218,037 at September 30, 2003 and December 31, 2002, respectively)	222,000	224,052
Total investment securities	222,000	224,052

Loans receivable, net of unearned fees	338,285	340,986
Allowance for loan losses	(4,568)	(4,611)
Net loans receivable	333,717	336,375

Accrued interest receivable	4,040	4,053
Premises and equipment, net	13,926	12,219
Assets acquired through foreclosure	1,032	1,770
Goodwill	14,538	14,407
Intangible assets, net of accumulated amortization	6,077	6,579
Bank owned life insurance policies	17,563	16,968
Other assets	3,197	3,888

Total assets	$632,895	$655,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Checking deposits	$153,482	$172,886
Savings deposits	33,069	31,212
Money market deposits	51,159	54,485
Certificates of deposit	199,024	197,022
Total deposits	436,734	455,605
Federal funds purchased and securities sold under agreements to repurchase	5,660	4,401
Federal Home Loan Bank advances	111,273	112,331
Notes payable	3,719	6,455
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	15,525
Accrued expenses and other liabilities	8,251	9,724

Total liabilities	581,162	604,041

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 4,448,888 and 4,442,210 shares issued; 4,073,505 and 4,107,627 shares outstanding at September 30, 2003 and December 31, 2002, respectively	27,443	27,393
Capital surplus	195	211
Retained earnings	25,624	23,290
Treasury stock, 375,383 and 334,583 shares of common stock at cost at September 30, 2003, and December 31, 2002, respectively	(3,471)	(3,034)
Accumulated other comprehensive income	1,942	3,968

Total stockholders’ equity	51,733	51,828

Total liabilities and stockholders’ equity	$632,895	$655,869

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Operations

(Dollars In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Interest Income:
Interest and fees on loans	$5,807	$6,249	$17,574	$19,846
Taxable investment securities	1,606	2,796	5,275	7,662
Nontaxable investment securities	292	226	804	670
Other	15	19	97	216

Total interest income	7,720	9,290	23,750	28,394

Interest Expense:
Deposits
Checking deposits	108	238	424	790
Savings deposits	56	92	189	393
Money market deposits	121	231	441	721
Certificates of deposit	1,307	1,771	4,177	6,179
Federal funds purchased and securities sold under agreements to repurchase	12	24	34	53
FHLB advances payable	1,259	1,226	3,744	2,976
Notes payable	37	81	141	261
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	377	377	1,131	1,131

Total interest expense	3,277	4,040	10,281	12,504

Net interest income before provision for loan losses	4,443	5,250	13,469	15,890

Provision for loan losses	832	412	1,319	746

Net interest income after provision for loan losses	3,611	4,838	12,150	15,144

Non-Interest Income:
Service charges	966	952	2,667	2,757
Trust fees	159	152	433	439
Insurance agency commissions	1,377	—	3,687	—
Gain on sales of mortgage loans	946	516	2,368	1,463
Gain on sales of investment securities	145	3	295	69
Gain on sale of branch assets	—	—	—	452
Other	925	785	2,259	2,017

Total non-interest income	4,518	2,408	11,709	7,197

Non-Interest Expenses:
Salaries and employee benefits	3,389	2,876	10,372	8,740
Occupancy and equipment	653	573	2,042	1,729
Data processing	577	457	1,558	1,439
Professional fees	292	275	907	839
Marketing	112	86	310	202
Supplies	121	94	331	275
Intangible asset amortization	309	335	985	670
Disposal of branch assets	—	—	258	—
Conversion	4	—	54	6
Other	982	749	2,800	2,462

Total non-interest expenses	6,439	5,445	19,617	16,362

Income before income taxes	1,690	1,801	4,242	5,979

Income taxes	546	545	1,133	2,234

Net income	$1,144	$1,256	$3,109	$3,745

Shares applicable to basic income per share	4,091,169	4,166,785	4,097,041	4,178,169

Basic income per share	$0.28	$0.30	$0.76	$0.90

Shares applicable to diluted income per share	4,125,981	4,190,421	4,127,215	4,195,698

Diluted income per share	$0.28	$0.30	$0.75	$0.89

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Net Income	$1,144	$1,256	$3,109	$3,745

Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $(1) and $792 for the three months ended September 30, 2003 and September 30, 2002, respectively; and net of tax $(945) and $1,637 for the nine months ended September 30, 2003 and September 30, 2002, respectively	(1,081)	1,539	(1,831)	3,237
Reclassification adjustment for gains included in net income net of tax of $(49) and $(1) for the three months ended September 30, 2003 and September 30, 2002, respectively; and net of tax $(100) and $(23) for the nine months ended September 30, 2003 and September 30, 2002, respectively	(96)	(2)	(195)	(46)
Other comprehensive income (loss), net	(1,177)	1,537	(2,026)	3,191
Comprehensive income (loss), net	$(32)	$2,793	$1,083	$6,936

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Changes In Stockholders’ Equity

Nine Months Ended September 30, 2003

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

	Common stock	Capital surplus	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total stockholders’ equity
BALANCE, December 31, 2002	$27,393	$211	$23,290	$(3,034)	$3,968	$51,828
Treasury stock purchased (40,800 shares)				(437)		(437)
Common stock issued in connection with compensation plans (6,678 shares)	50					50
Decrease in capital surplus in connection with compensation plans		(16)				(16)
Net Income			3,109			3,109
Dividends ($0.19 per share)			(775)			(775)
Other comprehensive income (loss) net of $(1,045) in taxes					(2,026)	(2,026)
BALANCE, September 30, 2003	$27,443	$195	$25,624	$(3,471)	$1,942	$51,733

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements Of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$3,109	$3,745
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,319	746
Depreciation and amortization	3,883	2,114
Non-cash compensation expense	(16)	97
Change in bank owned life insurance	(623)	(556)
Net gain on sales of investment securities	(295)	(69)
Net gain on sales of mortgage loans	(2,368)	(1,463)
Net loss on sales of assets acquired through foreclosure	78	6
Net gain on sale of branch assets	—	(452)
Disposal of branch assets	258
Proceeds from sale of mortgage loans	114,101	82,481
Origination of mortgage loans for sale	(103,368)	(73,884)
Net increase in other assets	(635)	(1,398)
Net decrease in accrued expenses and other liabilities	(427)	(616)

Net cash provided by operating activities	15,016	10,751

Cash flows from investing activities:
Net (increase) decrease in loans	(6,631)	10,873
Proceeds from sale of investment securities available-for-sale	3,037	9,802
Proceeds from maturities and principal reductions of investment securities available-for-sale	107,722	41,677
Purchases of investment securities available-for-sale	(113,511)	(101,722)
Purchase of premises and equipment, net	(2,767)	(1,458)
Proceeds from sales on assets acquired through foreclosure	950	291
Cash paid for acquisitions and dispositions, net	—	(30,493)

Net cash used in investing activities	(11,200)	(71,030)

Cash flows from financing activities:
Net (decrease) increase in deposits	(18,871)	17,138
Net increase (decrease) in federal funds purchased and securities sold under agreement to repurchase	1,259	(5,499)
Payments on Federal Home Loan Bank advances	(1,058)	(1,055)
Proceeds from Federal Home Loan Bank advances	—	40,000
Payments on notes payable	(2,936)	(3,486)
Proceeds of notes payable	200	300
Common stock issued	50	49
Purchase of treasury stock	(437)	(809)
Dividends paid on common stock	(776)	(628)

Net cash (used in) provided by financing activities	(22,569)	46,010

Net change in cash and cash equivalents	(18,753)	(14,269)

Cash and cash equivalents at beginning of the period	35,558	38,895

Cash and cash equivalents at end of the period	$16,805	$24,626

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$10,420	$12,891
Income taxes	3,065	1,044

Noncash activities related to operations
Transfer of loans to assets acquired through foreclosure	$339	$978

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and nine month periods ended September 30, 2003 and 2002

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

The interim consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated.  The December 31, 2002 statement of financial condition has been derived from the audited consolidated financial statements as of that date.  The results of the interim periods ended September 30, 2003, are not necessarily indicative of the results that may occur for the year ending December 31, 2003.

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

	Three Months Ended June 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars In Thousands, Except Per Share Data)
Net income:
As reported	$1,144	$1,256	$3,109	$3,745
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	255	105	501	356
Pro forma	$889	$1,151	$2,608	$3,389

Basic earnings per share
As reported	$0.28	$0.30	$0.76	$0.90
Pro forma	0.22	0.28	0.64	0.81

Diluted earnings per share
As reported	$0.28	$0.30	$0.75	$0.89
Pro forma	0.22	0.27	0.63	0.81

Shares utilized in basic earnings per share	4,091,169	4,166,785	4,097,041	4,178,169

Shares utilized in diluted earnings per share	4,125,981	4,190,421	4,127,215	4,195,698

Note 3:  Stock Repurchase Program

Our Board of Directors approved a stock repurchase program in January 2001, authorizing the repurchase of up to 300,000 shares of our common stock.  During the nine-month period ended September 30, 2003, we purchased 40,800 shares at an average price of $10.71 per share.  During the three-month period ended September 30, 2003, we purchased 20,800 shares at an average price of $11.16 per share.  As of September 30, 2003, we had repurchased 163,778 shares of our common stock under the program at an average price of $10.00 per share.

Note 4:  Dividend Declared

On September 27, 2003, we declared a quarterly cash dividend of $0.07 per share to all shareholders of record on September 30, 2003, payable October 20, 2003.

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

In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions.  This Statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises.  Those transition provisions were effective on October 1, 2002.  The scope of Statement No. 144 was amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  The adoption of Statement No. 147 did not have a significant impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of Interpretation No. 45 did not have a significant impact on our consolidated financial statements.

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

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, elaborates on the financial statement disclosures to be made by enterprises involved with variable interest entities (VIE), including requiring consolidation of entities in which an enterprise has a controlling financial interest that is not controlled through voting interests.  FIN 46 established accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary.  The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE.  Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity.  The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after December 15, 2003.  We have a statutory trust that was formed, prior to January 31, 2003, for the purpose of issuing Trust Preferred Securities (see note 11 to the annual consolidated financial statements).  These statutory trust will be subjected to FIN 46 in the first quarter of 2004.  We currently believe the continued consolidation of the trust is appropriate under FIN 46.  However, the applications of FIN 46 to this type of trust are an emerging issue and a possible unintended consequence of FIN 46 is the deconsolidation of the trust.  The deconsolidation of the statutory trust would not have a material effect on our consolidated balance sheet or our consolidated statement of operations.  In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory Capital purposes until notice is given to the contrary.  The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance.  There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.

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

Note 6:  Acquisitions and Sale or Disposition of Branches

On May 5, 2003, we closed our 2809 South 160th Street branch location in Omaha, Nebraska.  We recorded a $258,000 loss to terminate the building lease and dispose of the assets of the facility.

On December 18, 2002, we completed the acquisition of The Quarles Agency, Inc., a 25-year old insurance agency.  The name of the insurance agency was changed to Team Insurance Group in May of 2003.  The total consideration paid to The Quarles Agency Inc.’s shareholders was $6.9 million in the form of $5.0 million of cash at closing and the balance of the cash consideration of $1.9 million plus interest thereon at the Prime Rate published in the Wall Street Journal minus one percent shall be paid in two annual contingent payments of $925,000 each.  The payment is contingent on meeting certain revenue targets defined with the acquisition agreement.  The payment of such contingent consideration will be recorded as goodwill at the time of payment.  During the nine months ended September 30, 2003, there were no payments made related to the contingent consideration.  The acquisition was accounted for using the purchase method of accounting, as required by SFAS 141 Business Combinations.  The results of operations from the date of purchase have been included in the consolidated financial statements.

On June 21, 2002, we sold its Chapman and Abilene, Kansas branch locations to First National Bank of Belleville, Kansas.  We recorded a pre-tax gain on the sale of $452,000 and an after tax loss on the sale of $196,000.  The after tax loss was due to a difference in the book versus tax basis on the reduction of $1.3 million in goodwill with the sale.

Note 7:  Goodwill and Intangible Assets

Goodwill and intangible assets:  Effective July 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations.  Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets.

The following table summarizes our intangible assets as of September 30, 2003.

	September 30, 2003
	Gross Carrying Amount	Accumulated Amortization
	(In Thousands)
Core deposit intangible	$6,400	$2,507
Agency Expirations	1,349	106
Non-Compete Agreements	350	91
Mortgage servicing rights	2,382	1,700
Total intangible assets	$10,481	$4,404

The following tables summarize actual and estimated amortization expense on the intangible assets for the three and nine months ended September 30, 2003 and 2002, and for future periods.

	Three Months Ended September 30,		Nine Months Ened September 30,
	2003	2002	2003	2002
	(In Thousands)
Aggregate Amortization Expense	$309	$335	$985	$670

	Estimated Amortization Expense
	Core Deposit Intangible	Mortgage Servicing Rights	Agency Expirations	Non-Compete Agreements	Total
	(In Thousands)
For the year ending December 31, 2003	$487	$616	$135	$115	$1,353
For the year ending December 31, 2004	468	240	135	112	955
For the year ending December 31, 2005	463	126	135	40	763
For the year ending December 31, 2006	463	126	135	40	763
For the year ending December 31, 2007	463	126	135	39	762

Goodwill at September 30, 2003, was $14.5 million, an increase of $131,000 from December 31, 2002, due to additional goodwill related to the acquisition of The Quarles Agency, Inc. in December of 2002.  There was no impairment to goodwill recorded for the three or nine months ended September 30, 2003.

Goodwill
Balance as of January 1, 2003	$14,407
Goodwill acquired during year	131
Balance as of September 30, 2003	$14,538

Item 2:             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Team Financial, Inc. is a financial holding company incorporated in the State of Kansas.  Our common stock is listed on the Nasdaq National Market (“NASDAQ”) under the symbol “TFIN”.

We offer full service community banking and financial services through 17 locations in the Kansas City metropolitan area, southeastern Kansas, western Missouri, the Omaha, Nebraska metropolitan area, the Tulsa, Oklahoma metropolitan area, and in Colorado Springs, Colorado.  Our presence in Kansas consists of six banking locations in the Kansas City metro area and four banking locations in southeast Kansas.  We operate two banking locations in western Missouri, three banking locations in the metropolitan area of Omaha, Nebraska, one bank in Colorado Springs, Colorado, and an insurance agency in the Tulsa, Oklahoma metropolitan area.

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Our operations are also significantly affected by non-interest income, such as service charges, insurance agency revenue, loan fees, and gains and losses from the sale of mortgage loans.  Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

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

Allowance for Loan Losses:  We establish allowances for loan losses.  The provision for loan losses charged to operations is based on management’s judgment of current economic conditions and the credit risk of the loan portfolio.  Management believes that this allowance is adequate for the losses inherent in the loan portfolio.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on borrowers’ conditions and changes in economic conditions.  In addition, various regulatory agencies, as an integral part of the examination process, periodically review this allowance and may require us to recognize additions to the allowance based on their judgment about information available to them at the time of their examination.  See “Non-performing Assets and Allowances for Loan Losses” below for additional discussion.

FINANCIAL CONDITION

Total assets at September 30, 2003, were $632.9 million compared to $655.9 million at December 31, 2002, a decrease of $23.0 million.  Cash and cash equivalents decreased $18.8 million to $16.8 million at September 30, 2003, compared to $35.6 million at December 31, 2002.  Investment securities decreased $3.1 million to $222.0 million at September 30, 2003, compared to $224.1 million at December 31, 2002.  Loans receivable decreased $2.7 million to $338.3 million at September 30, 2003, from $341.0 million at December 31, 2002.  The decrease in cash and cash equivalents, investment securities, and loans receivable coincided with a decrease in total deposits, Federal Home Loan Bank advances, and notes payable.

Total deposits at September 30, 2003, were $436.7 million compared to $455.6 million at December 31, 2002, a decrease of $18.9 million.  The decrease was primarily attributable to a cyclical decrease in tax deposits received from municipal organizations during December of each year.

Investment Securities:  Total investment securities were $222.0 million at September 30, 2003, compared to $224.1 million at December 31, 2002, a decrease of $2.1 million, or 0.9%.  The decrease in investment securities was primarily related to the decrease in mortgage-backed securities.

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

Loans Receivable:  Loans receivable decreased $2.7 million, or 0.8%, to $338.3 million at September 30, 2003, compared to $341.0 million at December 31, 2002.

We continue to experience favorable results of our continued emphasis on small to mid-size business lending in our metropolitan markets.  Our commitment to internal loan growth in the commercial, construction and land development, and commercial real estate portfolios in our metropolitan markets produced loan growth of $13.6 million, a 7.1% increase in these loans to $205.0 million at September 30, 2003, compared to $191.4 million at December 31, 2002.  At September 30, 2003, these loans comprised 60.6% of the total loan portfolio compared to 56.1% of the loan portfolio at December 31, 2002, and 45.9% of the loan portfolio at December 31, 2001.

Offsetting this growth was a $9.2 million, or 10.2%, decrease in our one to four family loan portfolio to $81.2 million at September 30, 2003, compared to $90.5 million at December 31, 2002.  The decrease was due to a decrease of $8.8 million in our loans held for sale portfolio as well as increased customer refinancing as a result of the favorable fixed mortgage rates and retain our variable rate production loans.  We typically sell fixed rate one to four family loans to the secondary market instead of holding them in our portfolio.

Agricultural loans and farmland real estate loans decreased $3.5 million, or 12.2%, to $25.2 million at September 30, 2003, compared to $28.7 million at December 31, 2002.  The decrease was due to our continued reduction in exposure to the Kansas and Missouri agricultural markets.

Our installment loans were $17.3 million at September 30, 2003, a decrease of $4.1 million, or 19.2%, from $21.3 million at December 31, 2002.  Installment and other loans have been decreasing as a percentage of total loans over the past several years as we have placed less emphasis in this area as well as tightened our lending standards.

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

The following table summarizes our non-performing assets:

	September 30, 2003	December 31, 2002
	(In Thousands)
Non-performing assets:
Non-accrual loans
Real estate loans	$3,637	$1,549
Commercial, industrial, and agricultural	2,234	1,665
Installment loans	98	199
Lease financing receivables	21	—
Total non-accrual loans	5,990	3,413
Loans past due 90 days or more still accruing
Real estate loans	$66	$799
Commercial, industrial, and agricultural	197	362
Installment loans	24	2
Total past due 90 days or more still accruing	287	1,163
Total non-performing loans	6,277	4,576
Assets acquired through foreclosure	1,032	1,770
Total non-performing assets	$7,309	$6,346

Non-performing loans to total loans	1.86%	1.34%

Non-performing assets to total assets	1.15%	0.97%

Non-performing assets totaled $7.3 million at September 30, 2003, compared to $6.3 million at December 31, 2002, representing an increase of $1.0 million or 15.2%.  The increase in non-performing assets was comprised of an increase in non-performing loans of $1.7 million and a decrease in assets acquired through foreclosure of $738,000.

Non-performing loans increased $1.7 million or 37.2% to $6.3 million at September 30, 2003, from $4.6 million at December 31, 2002.  The increase in non-performing loans included two credit relationships.  These relationships included $2.7 million to a company that develops residential properties, and a $641,000 to an aluminum extrusion company.

Included in our $6.3 million of non-performing loans are five large borrowing relationships aggregating $4.9 million with specific reserves of $763,000.  The borrowing relationships include:

•                  A $2.7 million relationship with residential development properties in Kansas secured by real estate, with $200,000 in specific reserves.  We began allocating reserves to the loan in September 2003.  The loans were placed on non-accrual status for payment delinquency beginning in February 2003.  As of September 30, 2003, we were in negotiations with a buyer for the property.  However, the negotiations ceased in October of 2003.  We anticipate foreclosure proceedings with respect to the property.  We do not anticipate a loss on the credit in excess of our specific reserves.

•                  A $1.2 million agricultural relationship in Kansas, with $200,000 in specific reserves.  We began allocating specific reserves to the loans in December 2002.  The loans were placed on non-accrual status for payment delinquency beginning in July 2002.  The loans are secured by real estate and farm machinery, which management believes will be adequate to pay the loan.  We are working with the borrower to liquidate a portion of the real estate and obtain financing for the borrower at another financial institution.  At September 30, 2003, we had commitments from other financial institutions for $800,000 of the $1.2 million balance.  We do not anticipate a loss on the credit in excess of our specific reserves.

•                  A $395,000 agricultural relationship in Kansas, with $75,000 in specific reserves.  We began allocating specific reserves to the loans in September 2002.  The loans were placed on non-accrual status for payment delinquency beginning in March 2002.  The loan is secured by real estate and farm machinery, which management believes will be adequate to pay the loan.  We have obtained a 90% Farm Service Agency guarantee and expect a resolution during the fourth quarter of 2003.  We do not anticipate a loss on the credit in excess of our specific reserves.

•                  A $641,000 relationship with an aluminum extrusion company in Kansas with a 36.6% Small Business Administration guarantee.  The loans were placed on non-accrual in April 2003 when the company filed for reorganization in bankruptcy court.  In April of 2003, the company then sought to be acquired as a going concern.  The company has subsequently petitioned the courts to convert to a liquidation under Chapter 7 of the U.S. Bankruptcy law.  Efforts to sell this borrower’s operations as a going concern have been unsuccessful to date.  We allocated an additional $163,000 in specific reserves upon the company’s petition for Chapter 7 in September, in addition to the $125,000 in reserves allocated in April 2003, for a total of $288,000 of reserves allocated to the relationship.  The loan is secured by machinery and equipment.  We do not anticipate a loss on the credit in excess of you specific reserves.

Installment loans of $122,000 were also included in non-performing loans.  These loans have specific reserves allocated to them of $24,400, which we believe is adequate.

Other real estate owned was $1.0 million at September 30, 2003, compared to $1.8 million at December 31, 2002.  Other real estate owned consists of 11 properties.  The properties consist of five commercial buildings totaling $685,000, three one to four family properties totaling $88,000, and three parcels of land totaling $259,000.  The properties are all located within our market areas.  Management is working to sell the real estate as soon as practical.

Non-performing assets as a percent of total assets increased to 1.15% at September 30, 2003, compared to 0.97% at December 31, 2002, and 0.81% at December 31, 2001.  Non-performing assets will generally increase in times of economic uncertainty or stress.  Management believes the level of non-performing assets may increase if the economic weakness experienced in 2002 and the first nine months of 2003 continues in the remainder of 2003 and into 2004, although the magnitude of any increase in non-performing loans is not determinable.

Total classified assets, which are loans rated substandard or lower according to our internal credit review process, were $13.9 million at September 30, 2003, an increase of $213,000 from $13.7 million at December 31, 2002.  The increase was primarily related to the increase in the non-performing loans discussed above.  Also contributing to the increase in classified assets was the addition to a $2.2 million substandard loan relating to a long-term care facility, which is a participation from another bank.

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

The following table summarizes our allowance for loan losses:

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
	(Dollars In Thousands)
Balance, beginning of period	$4,611	$4,392
Provision for estimated loan losses	1,319	746
Charge-offs	(1,627)	(927)
Recoveries	265	233
Allowance due to (sales) acquisitions	—	(3)
Balance, end of period	$4,568	$4,441

Allowance for loan and lease losses as a percent of total loans	1.35%	1.35%

Allowance for loan and lease losses as a percent of non performing loans	72.77%	58.52%

Annualized net charge-offs as a percent of total loans	0.54%	0.28%

Allowance for loan losses was 1.35% of total loans at September 30, 2003, December 31, 2002, and September 30, 2002.  The allowance for loan losses as a percent of non-performing loans was 72.77% at September 30, 2003, compared to 91.22% at December 31, 2002 and 58.52% at September 30, 2002.  The increase in the ratio from September 30, 2002 was a result of a $1.3 million decrease in non-performing loans at September 30, 2003.  The decrease in the ratio from December 31, 2002, was the increase in non-performing loans of $1.7 million at September 30, 2003.

We experienced net charge-offs of $1.4 million, or an annualized 0.54% of total loans, for the nine months ended September 30, 2003, versus $694,000, or an annualized 0.28% of total loans, for the corresponding period in 2002.  The $1.4 million in net charge-offs was primarily comprised of $130,000 in one to four family loan net charge-offs, $959,000 in commercial loan net charge-offs, and $324,000 in installment loan net charge-offs.  The commercial loan net charge-offs included the following charge-offs:

•                  $400,000 from a participation with another bank for local grocery store chain in Kansas.  We had $400,000 of specific reserves allocated to the loan.  We began allocating specific reserves to the loan in June 2001.

•                  $144,000 from a loan to a used car dealership in Kansas.  We had $110,000 of specific reserves allocated to the loan.  We began allocating specific reserves to the loan in March 2003.

•                  $125,000 from a loan to a box manufacturer in Kansas.  We had $75,000 of specific reserves against the loan, which we allocated to the loan in March 2003.

•                  $90,000 in accounts receivable factoring from a Kansas trenching company.

Deposits:  Total deposits decreased $18.9 million, or 4.1%, to $436.7 million at September 30, 2003, from $455.6 million at December 31, 2002.  The decrease was primarily attributable to a cyclical decrease in tax deposits received from municipal organizations during December of each year.  NOW accounts decreased $21.9 million, resulting from a $20.9 decrease in the cyclical wholesale public fund deposits.  Time deposits increased $4.5 million due to an increase in wholesale public fund deposits.  Non-interest bearing demand accounts increased $2.0 million due to an increase in retail and commercial deposit balances.

The following table summarizes our deposits:

	September 30, 2003	December 31, 2002
	(In Thousands)
Demand:
Noninterest bearing	$65,489	$62,950
Interest bearing:
NOW	87,993	109,936
Money market	51,159	54,485
	139,152	164,421
Total demand	204,641	227,371
Savings	33,069	31,212
Time	199,024	197,022
Total Deposits	$436,734	$455,605

Federal funds purchased and securities sold under agreements to repurchase:  Federal funds purchased and securities sold under agreements to repurchase increased $1.3 million, to $5.7 million at September 30, 2003.  The increase was related to normal liquidity management operations.

Notes payable:  We maintain a line of credit of $8.0 million to an unrelated bank with interest floating at 2.00% over one-month LIBOR, due April 30, 2004.  At September 30, 2003, we had $1.0 million outstanding on the line of credit with an available balance of $7.0 million.  We also have a term note with the same bank with interest floating at 2.00% over one-month LIBOR, due April 30, 2006, with $2.7 million outstanding at September 30, 2003.

On November 14, 2003, we renegotiated certain covenants under our line of credit and term note with this bank, which we were not in compliance with at September 30, 2003 due to the level of our non-performing assets and return on assets.

Notes payable decreased $2.7 million, to $3.7 million at September 30, 2003, compared to $6.4 million at December 31, 2002.  The decrease was related to normal liquidity management operations with the holding company notes payable.

Regulatory Capital:  We are subject to regulatory capital requirements administered by Federal Reserve, the Federal Deposit Insurance Corporation, and the Comptroller of the Currency.  Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions.  As of September 30, 2003, we met all capital adequacy requirements to which we are subject and management does not anticipate any difficulty in meeting these requirements on an ongoing basis.  Our ratios at September 30, 2003, were as follows:

	At September 30, 2003
Ratio	Actual	Minimum Required
Total capital to risk weighted assets	12.48%	8.00%
Core capital to risk weighted assets	11.34%	4.00%
Core capital to average assets	7.22%	4.00%

Liquidity

We continuously forecast and manage our liquidity in order to satisfy cash flow requirements of depositors and borrowers and allow us to meet our own cash flow needs.  We have developed internal and external sources of liquidity to meet our continued growth needs.  These include, but are not limited to, the ability to raise deposits through branch promotional campaigns, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank.  Our most liquid assets are cash and cash equivalents and investment securities available-for-sale.  The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.  At September 30, 2003, and December 31, 2002, these liquid assets totaled $238.8 million and $259.6 million, respectively.  Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before provision for loan losses for the three months ended September 30, 2003 totaled $4.4 million compared to $5.3 million for the same period in 2002, a decrease of $807,000, or 15.2%.  Net interest income before provision for loan losses for the nine months ended September 30, 2003, totaled $13.5 million compared to $15.9 million for the same period in 2002, a decrease of $2.4 million, or 15.1%.

Our net interest margin as a percent of average earning assets was 3.22% for the three months ended September 30, 2003, compared to 3.79% for the three months ended September 30, 2002.  Net interest margin as a percent of average earning assets was 3.26% for the nine months ended September 30, 2003, compared to 3.87% for the nine months ended September 30, 2002.  Favorably impacting net interest margin was a 65 and 62 basis point decrease in the average cost of interest bearing liabilities for the respective three and nine months ended September 30, 2003, compared to the same periods in 2002.  Offsetting the favorable decrease in the cost of interest bearing liabilities was an unfavorable decrease of 109 and 115 basis points in the average rate of interest earning assets for the respective three and nine months ended September 30, 2003, compared to the same periods in 2002.  The result was an unfavorable decrease in our net interest margin of 57 and 61 basis points for the respective three and nine month comparisons for September 30, 2003 and 2002.

We are maintaining an asset sensitive balance sheet where our interest earning assets are expected to re-price at a faster rate than our interest paying liabilities.  Accordingly, we expect net interest income to increase in a rising interest rate environment and decrease in a flat or decreasing interest rate environment.

Interest earning assets

The average rate on interest earning assets was 5.49% for the three months ended September 30, 2003, representing a decrease of 109 basis points from 6.58% for the same three months ended 2002.  The average rate on interest earning assets was 5.64% for the nine months ended September 30, 2003, representing a decrease of 115 basis points from 6.79% for the same nine months ended 2002.    Interest earning assets are comprised of loans receivable, investment securities, and federal funds sold and interest-bearing deposits.

The average rate on loans receivable decreased 85 basis points to 6.73% for the three months ended September 30, 2003, compared to 7.58% for the three months ended September 30, 2002.  The average rate on loans receivable decreased 98 basis points to 6.89% for the nine months ended September 30, 2003, compared to 7.87% for the nine months ended September 30, 2002.  The decrease is primarily reflective of a decrease in the national prime rate of 550 basis points since January 1, 2001, decreasing the interest rate on our variable rate commercial loans tied to the prime interest rate index, decreasing the interest rate on newly originated commercial loans, and resulting in lower interest rates on loans re-financed by customers.  In addition to the decrease in the prime interest rate was a decrease in our higher yielding one to four family mortgage loans as customers re-financed for lower fixed rate loans, which we primarily sell and do not hold as part of the one to four family mortgage portfolio.  Favorably impacting net interest income was an increase in the average balance of loans receivable of $15.7 million for the three months ended September 30, 2003 and $3.9 million for the nine months ended September 30, 2003.

The average rate on investment securities-taxable decreased 176 basis points to 3.33% for the three months ended September 30, 2003, compared to 5.09% for the three months ended September 30, 2002.  The average rate on investment securities-taxable decreased 167 basis points to 3.62% for the nine months ended September 30, 2003, compared to 5.29% for the nine months ended September 30, 2002.  The decrease in the average rate of investment securities is related to the decrease in market interest rates since January of 2001.  The decrease has caused many of our portfolio’s issuers of securities to retire or prepay their securities prior to maturity since they have been able to refinance at lower rates.  Because of these early prepayments, we have re-invested the proceeds in new securities, which yield lower interest rates due to the decline in market interest rates.  In addition, the early prepayments accelerate the amortization on premiums paid for investment securities, further decreasing the yield on the securities.  The average balance of investment securities-taxable decreased $26.6 million to $191.3 million for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, and increased $1.3 million to $195.0 million for the nine months ended September 30, 2003, compared to the same nine months ended in 2002.

Interest bearing liabilities

The average rate paid on interest-bearing liabilities decreased 65 basis points to 2.52% for the three months ended September 30, 2003, compared to 3.17% for the same three months ended 2002.  The average rate paid on interest-bearing liabilities decreased 62 basis points to 2.64% for the nine months ended September 30, 2003, compared to 3.26% for the same nine months ended 2002.  Interest bearing liabilities are comprised of interest paid on savings and interest bearing checking deposits, time deposits, federal funds purchased and securities sold under agreements to repurchase, holding company notes payable, Federal Home Loan Bank Advances, and on our subordinated debentures held by our subsidiary trust which issued the 9.50% preferred securities.

The average rate paid on interest-bearing savings and interest bearing checking deposits decreased 0.60% to 0.65% for the three months September 30, 2003, compared to 1.25% for the three months ended September 30, 2002, while the average rate paid on time deposits decreased 0.83% to 2.56%, from 3.39% over the same respective thee month period.  The average rate paid on interest-bearing savings and interest bearing checking deposits decreased 0.59% to 0.79% for the nine months September 30, 2003, compared to 1.38% for the nine months ended September 30, 2002, while the average rate paid on time deposits decreased 98 basis points to 2.73%, from 3.71% over the same nine month period.  We decreased the average rate paid on deposit accounts as interest rates decreased.  The average balance of interest-bearing savings and interest bearing checking deposits decreased $3.1 million to $175.2 million, while the average balance of time deposits decreased $4.6 million to $202.6 million for the three months ended September 30, 2003, compared to the three months ended September 30, 2002.  The average balance of interest-bearing savings and interest bearing checking deposits decreased $5.1 million to $179.1 million, while the average balance of time deposits decreased $17.7 million to $204.8 million for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002.  The decrease in the average balance was primarily due to the sale of the bank branches in June 2002.

The average rate paid on federal funds purchased and securities sold under agreements to repurchase decreased 0.75% to 0.86% for the three months ended September 30, 2003, from 1.61% for the same period a year ago.  For the nine months ended September 30, 2003, the average rate paid on federal funds purchased and securities sold under agreements to repurchase decreased 0.62% to .89%, from 1.51% for the nine months ended September 30, 2002.

The average rate paid on notes payable and Federal Home Loan Bank advances decreased 0.87% to 4.39% for the three months ended September 30, 2003, compared to 5.26% for the same three months ended a year ago, with an increase of $18.4 million in the average balance over the corresponding time period.  The average rate paid on notes payable and Federal Home Loan Bank advances decreased 0.60% to 4.44% for the nine months ended September 30, 2003, compared to 5.04% for the same period ended a year ago, with an increase of $31.3 million in the average balance over the corresponding time period.  The decrease in the interest rate was the result of the general decrease in market interest rates, while the increase in the average balance was the result of increased borrowing with the continuation of our balance sheet management strategy described below.

The average rate paid on our 9.50% subordinated debentures, which we issued in connection with the sale by our wholly-owned subsidiary, Team Financial Capital Trust I, of 9.50% trust preferred securities was 9.71% for the three and nine months ended September 30, 2003 and 2002.  The difference between the contractual interest rate of 9.50% on the trust preferred securities and the 9.71% recorded interest rate, is the amortization of debt issuance costs.  The debt issuance costs are being amortized over a 30-year period.  We can redeem the subordinated debentures beginning August 10, 2006.

Balance sheet management strategy

We initiated a long-term balance sheet management strategy to increase the asset sensitivity of our balance sheet with the expectation of benefiting from an anticipated increase in interest rates and to borrow long-term borrowings during the period of historically low interest rates.  We initiated separate transactions in the fourth quarter of 2001 and the third quarter of 2002.  These long-term transactions are currently having an unfavorable impact on our current net interest income and net interest margin.

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

The initial transaction generated a spread of approximately 167 basis points when initiated.  The cumulative spread since the inception of the transactions through September 30, 2003, was approximately 57 basis points, or $500,000.  The spread for the three months ended September 30, 2003, was approximately a negative 73 basis points, or ($161,000), compared to a spread of 115 basis points for the three months ended September 30, 2002, or $256,000, representing a total decrease for the three months ended September 30, 2003, of $417,000 compared to the three months ended September 30, 2002.  The spread for the nine months ended September 30, 2003, was approximately a negative 64 basis points, or ($423,000), compared to a spread of 110 basis points for the nine months ended September 30, 2002, or $725,000, representing a total decrease for the nine months ended September 30, 2003, of $1.1 million compared to the nine months ended September 30, 2002.

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

The following tables present certain information relating to net interest income for the three and nine months ended September 30, 2003 and 2002.  The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown.

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars In Thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3)	$342,584	$5,807	6.73%	$326,882	$6,249	7.58%
Investment securities-taxable	191,324	1,606	3.33%	217,920	2,796	5.09%
Investment securities-nontaxable (4)	30,546	513	6.66%	25,109	468	7.40%
Federal funds sold and interest-bearing deposits	9,362	15	0.64%	4,771	19	1.58%
Total interest earning assets	$573,816	7,941	5.49%	$574,682	9,532	6.58%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$175,204	285	0.65%	$178,286	561	1.25%
Time deposits	202,644	1,307	2.56%	207,269	1,771	3.39%
Federal funds purchased and securities sold under agreements to repurchase	5,561	12	0.86%	5,900	24	1.61%
Notes Payable and Federal Home Loan Bank Advances	117,034	1,296	4.39%	98,651	1,307	5.26%
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	377	9.71%	15,525	377	9.71%
Total interest bearing liabilities	$515,968	3,277	2.52%	$505,631	4,040	3.17%

Net interest income (tax equivalent)		$4,664			$5,492
Interest rate spread			2.97%			3.41%
Net interest earning assets	$57,848			$69,051

Net interest margin			3.22%			3.79%
Ratio of average interest bearing liabilities to average interest earning assets	89.92%			87.98%

(1)                     Loans are net of deferred loan fees.

(2)                     Non-accruing loans are included in the computation of average balances.

(3)                     The Company includes loan fees in interest income.  These fees for the three months ended September 30, 2003 and 2002 were $266,000 and $196,000, respectively.

(4)                     Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended September 30, 2003 and 2002 were $221,000 and $242,000, respectively.

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars In Thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3)	$340,933	$17,574	6.89%	$337,080	$19,846	7.87%
Investment securities-taxable	194,955	5,275	3.62%	193,692	7,662	5.29%
Investment securities-nontaxable (4)	28,335	1,464	6.91%	24,915	1,361	7.30%
Federal funds sold and interest-bearing deposits	14,449	97	0.90%	16,920	217	1.72%
Total interest earning assets	$578,672	24,410	5.64%	$572,607	29,086	6.79%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$179,147	1,054	0.79%	184,276	1,904	1.38%
Time deposits	204,787	4,177	2.73%	222,457	6,179	3.71%
Federal funds purchased and securities sold under agreements to repurchase	5,119	34	0.89%	4,701	53	1.51%
Notes payable and Federal Home Loan Bank advances	117,104	3,885	4.44%	85,853	3,237	5.04%
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	15,525	1,131	9.71%	15,525	1,131	9.71%
Total interest bearing liabilities	$521,682	10,281	2.64%	$512,812	12,504	3.26%

Net interest income (tax equivalent)		$14,129			$16,582
Interest rate spread			3.01%			3.53%
Net interest earning assets	$56,990			$59,795

Net interest margin (4)			3.26%			3.87%
Ratio of average interest bearing liabilities to average interest earning assets	90.15%			89.56%

(1)                     Loans are net of deferred loan fees.

(2)                     Non-accruing loans are included in the computation of average balances.

(3)                     The Company includes loan fees in interest income.  These fees for the nine months ended September 30, 2003, and 2002 were $776,000 and $710,000, respectively.

(4)                     Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the nine months ended September 30, 2003, and 2002 were $660,000 and $691,000, respectively.

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

	Three Months Ended September 30, 2003 Compared To Three Months Ended September 30, 2002 Increase (Decrease) Due To:
	Volume	Rate	Net
	(In Thousands)
Interest Income:
Loans receivable, net (1) (2) (3)	$300	$(742)	$(442)
Investment securities-taxable	(341)	(849)	(1,190)
Investment securities-nontaxable (4)	101	(56)	45
Federal funds sold and interest-bearing deposits	18	(22)	(4)
Total Interest Income	78	(1,669)	(1,591)

Interest Expense:
Savings deposits and interest bearing checking	(10)	(266)	(276)
Time deposits	(40)	(424)	(464)
Federal funds purchased and securities sold under agreements to repurchase	(1)	(11)	(12)
Notes Payable and Federal Home Loan Bank Advances	244	(255)	(11)
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	—	—	—
Total Interest Expense	193	(956)	(763)

Net change in net interest income	$(115)	$(713)	$(828)

(1)          Loans are net of deferred loan fees.

(2)          Non-accruing loans are included in the computation of average balances.

(3)          The Company includes loan fees in interest income.  These fees for the three months ended September 30, 2003 and 2002 were $266,000 and $196,000, respectively.

(4)          Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended September 30, 2003 and 2002 were $221,000 and $242,000, respectively.

	Nine Months Ended September 30, 2003 Compared To Nine Months Ended September 30, 2002 Increase (Decrease) Due To:
	Volume	Rate	Net
	(In Thousands)
Interest Income:
Loans receivable, net (1) (2) (3)	$227	$(2,499)	$(2,272)
Investment securities-taxable	50	(2,437)	(2,387)
Investment securities-nontaxable (4)	187	(84)	103
Federal funds sold and interest-bearing deposits	(32)	(88)	(120)
Total Interest Income	432	(5,108)	(4,676)

Interest Expense:
Savings deposits and interest bearing checking	(53)	(797)	(850)
Time deposits	(491)	(1,511)	(2,002)
Federal funds purchased and securities sold under agreements to repurchase	5	(24)	(19)
Notes Payable and Federal Home Loan Bank Advances	1,178	(530)	648
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures	—	—	—
Total Interest Expense	639	(2,862)	(2,223)

Net change in net interest income	$(207)	$(2,246)	$(2,453)

(1)          Loans are net of deferred loan fees.

(2)          Non-accruing loans are included in the computation of average balances.

(3)          The Company includes loan fees in interest income.  These fees for the nine months ended September 30, 2003, and 2002 were $776,000 and $710,000, respectively.

(4)          Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the nine months ended September 30, 2003, and 2002 were $660,000 and $691,000, respectively.

Provision for Loan Losses

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market areas, and other factors related to the collectibility of our loan portfolio.  After considering the above factors, management recorded a provision for loan losses on loans totaling $832,000 for the three months ended September 30, 2003, and $412,000 for the three months ended September 30, 2002.  The provision for loan losses for the nine months ended September 30, 2003, was $1.3 million, compared to $746,000 for the nine months ended September 30, 2002.  The provision recorded for the three and nine months ended 2003 was predicated upon the level of non-performing loans and net charge-offs during the period of $908,000, and $1.4 million for the respective three and nine months.

Non-Interest Income

The following table presents non-interest income for the three and nine months ended September 30, 2003, compared to the same periods a year ago.  For comparative purposes, the table indicates the variances in non-interest income including and excluding the effects of the insurance agency acquisition in December of 2002.

	Three Months Ended September 30		Favorable (Unfavorable) Variance	Acquisition	Net Favorable (Unfavorable) Variance	Nine Months Ended September 30		Favorable (Unfavorable) Variance	Acquisition	Net Favorable (Unfavorable) Variance
	2003	2002				2003	2002
	(In Thousands)
Non-Interest Income:
Service charges	$966	$952	$14	$—	$14	$2,667	$2,757	$(90)	$—	$(90)
Trust fees	159	152	7	—	7	433	439	(6)	—	(6)
Insurance agency commissions	1,377	—	1,377	1,377	—	3,687	—	3,687	3,687	—
Gain on sales of mortgage loans	946	516	430	—	430	2,368	1,463	905	—	905
Gain (loss) on sales of investment securities	145	3	142	—	142	295	69	226	—	226
Gain on sale of branch assets	—	—	—	—	—	—	452	(452)	—	(452)
Other	925	785	140	21	119	2,259	2,017	242	57	185

Total non-interest income	$4,518	$2,408	$2,110	$1,398	$712	$11,709	$7,197	$4,512	$3,744	$768

Non-interest income for the three months ended September 30, 2003, was $4.5 million, an increase of $2.1 million, or 87.6%, from $2.4 million for the three months ended September 30, 2002.  Non-interest income for the nine months ended September 30, 2003, was $11.7 million, an increase of $3.7 million, or 83.0%, from $7.2 million for the nine months ended September 30, 2002.

Contributing to the increase in non-interest income for the three and nine months ended September 30, 2003, was $1.4 million and $3.7 million, respectively, of insurance revenue from the operations of the insurance agency acquired in December 2002.

Gain on sales of mortgage loans increased $430,000, or 83.3%, for the three months ended September 30, 2003, and $905,000, or 61.9% increase for the nine months ended September 30, 2003, compared to the same periods in 2002.  The increase in gain on sale of mortgage loans was the result of the increase in the volume of loans refinanced and originated and sold, due to a lower interest rate environment during the past two years.  Management believes that the loans refinanced and originated for future quarters in 2003 and 2004 will not keep pace with that of the past two years, but cannot estimate the magnitude of the expected decreased volume.

Gain on sale of investment securities was $145,000 for the three months ended September 30, 2003, an increase of $142,000 from $3,000 for the three months ended September 30, 2002.  For the nine months ended September 30, 2003, gain on sale of investment securities was $295,000, an increase $226,000 from $69,000 for the nine months ended September 30, 2002.

There was no gain on sale of branch assets for the nine months ended September 30, 2003, compared to a $452,000 gain on the sale of two branches for the during the second quarter ended June 30, 2002.

Non-Interest Expense

The following table presents non-interest expense for the three and nine months ended September 30, 2003, compared to the same periods a year ago.  For comparative purposes, the table indicates the variances in non-interest income including and excluding the effects of the insurance agency acquisition in December of 2002.

	Three Months Ended September 30		Favorable (Unfavorable) Variance	Acquisition	Net Favorable (Unfavorable) Variance	Nine Months Ended September 30		Favorable (Unfavorable) Variance	Acquisition	Net Favorable (Unfavorable) Variance
	2003	2002				2003	2002
	(In Thousands)
Non-Interest Expenses:
Salaries and employee benefits	$3,389	$2,876	$(513)	$680	$167	$10,372	$8,740	$(1,632)	$2,176	$544
Occupancy and equipment	653	573	(80)	40	(40)	2,042	1,729	(313)	204	(109)
Data processing	577	457	(120)	—	(120)	1,558	1,439	(119)	—	(119)
Professional fees	292	275	(17)	5	(12)	907	839	(68)	22	(46)
Marketing	112	86	(26)	38	12	310	202	(108)	118	10
Supplies	121	94	(27)	18	(9)	331	275	(56)	47	(9)
Intangible asset amortization	309	335	26	34	60	985	670	(315)	101	(214)
Disposal of branch assets	—	—	—	—	—	258	—	(258)	—	(258)
Conversion	4	—	(4)	—	(4)	54	6	(48)	—	(48)
Other	982	749	(233)	177	(56)	2,800	2,462	(338)	372	34

Total non-interest expenses	$6,439	$5,445	$(994)	$992	$(2)	$19,617	$16,362	$(3,255)	$3,040	$(215)

Non-interest expense increased $994,000, or 18.3%, to $6.4 million, for the three months ended September 30, 2003, compared to $5.4 million for the three months ended September 30, 2002.  Non-interest expense increased $3.3 million, or 19.9% to $19.6 million, for the nine months ended September 30, 2003, compared to $16.4 million for the nine months ended September 30, 2002.  The increases for the three and nine months ended were primarily attributable to non-interest expense of $992,000 and $3.0 million, respectively, from the operations of the insurance agency acquired in December 2002.  Also included in non-interest expense for the nine months ended was a $258,000 charge to terminate the building lease and dispose of the fixed assets of a branch facility.  Net of the operations of the acquired insurance agency and the disposal of the branch facility, non-interest expense increased $2,000 for the three months ended September 30, 2003, and decreased $43,000 for the nine months ended September 30, 2003, compared to the respective periods ended September 30, 2002.

Salary and employee benefits expense decreased $167,000 and $544,000 for the respective three and nine months ended September 30, 2003, compared to the same periods for 2002, excluding the operations from the insurance agency.  The decreases were primarily attributable to a decrease in bonus expense.

Data processing expense increased $120,000 and $119,000, respectively for the three and nine months ended September 30, 2003, compared to the same periods ended September 30, 2002.  The increase was primarily the result of converting Colorado National Bank to our core processor.

Intangible asset amortization expense decreased $26,000 for the three months ended September 30, 2003, compared to the same three-month period ended in 2002, and increased $315,000 for the nine months ended September 30, 2003, compared to the same nine-month period ended September 30, 2002.  The insurance agency acquisition contributed $34,000 and $101,000 to the expense for the three and nine months ended September 30, 2003.  The remaining decrease of $60,000 for the three months ended September 30, 2003, and increase of $214,000 for the nine months ended September 30, 2003, was the result of fluctuations in the intangible amortization expense on our mortgage servicing rights, which was caused by the decrease in the volume of mortgage loan prepayments.

Other expense for the three and nine months ended September 30, 2003, includes a reduction of $270,000 related to the valuation allowance on mortgage servicing rights.  The valuation allowance was reduced based upon our recent valuation of the fair value of our mortgage servicing rights.

Income Tax Expense

We recorded income tax expense of $546,000 for the three months ended September 30, 2003, an increase of $1,000 compared to an income tax expense of $545,000 for the three months ended September 30, 2002.  Income tax expense for the nine months ended September 30, 2003 was $1.1 million, a decrease of $1.1 million from $2.2 million recorded for the nine months ended September 30, 2002.  Included in income tax expense for the nine-month period ended September 30, 2002, was $648,000 of income tax expense related to the sale of the branches during the second quarter of 2002.

The effective tax rate for the three months ended September 30, 2003, was 32.3%, compared to 30.3% for the three months ended September 30, 2002.  The effective tax rate for the nine months ended September 30, 2003, was 26.7%, compared to 37.6% for the nine months ended September 30, 2002.  The higher effective tax rate for the nine months ended September 30, 2002 was the result of the book versus tax basis on $1.3 million in goodwill related to the branch sale in 2002 as summarized in the following table:

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

The following table indicates that at September 30, 2003, if there had been a sudden and sustained increase in prevailing market interest rates, our 2003 interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

Change in Interest Rates	Net Interest Income	(Decrease) Increase	Percent Change
	(Dollars In Thousands)
200 basis point rise	$21,643	$1,487	7.38%
100 basis point rise	20,900	743	3.69
base rate scenario	20,157	—	—
100 basis point decline	18,261	(1,896)	(9.41)
200 basis point decline	15,679	(4,477)	(22.21)

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

10.17	Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc. (2)

10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (6)

10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (6)

10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (6)

10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (6)

10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (6)

10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (6)

10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (6)

10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (6)

10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (6)

10.27	Deferred Compensation Agreement between TeamBank, N.A. and Rick P. Bartley dated February 1, 2002. (6)

10.28	Salary Continuation Agreement between TeamBank, N.A. and Rick P. Bartley dated July 1, 2001. (6)

10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs dated January 1, 2003. (7)

10.30	Amendment to Loan agreement between Team Financial, Inc. and US Bank dated November 13, 2003 (3)

11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (3)

31.1	Certification of Chief Executive Officer under section 302 under Sarbanes-Oxley Act of 2002 (3).

31.2	Certification of Chief Financial Officer under section 302 under Sarbanes-Oxley Act of 2002 (3).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (3)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (3)

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

(b)                                 Reports on Form 8-K Filed.

1.               Filed on Form 8-K dated July 25, 2003, under item 9 (including item 12 information) the registrant’s second quarter 2003 earnings press release dated July 24, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	By:	/s/ Robert J. Weatherbie
Robert J. Weatherbie
Chairman and Chief Executive Officer

Date: November 14, 2003	By:	/s/ Michael L. Gibson
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

10.17	Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc. (2)

10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (6)

10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (6)

10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (6)

10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (6)

10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (6)

10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (6)

10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (6)

10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (6)

10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (6)

10.27	Deferred Compensation Agreement between TeamBank, N.A. and Rick P. Bartley dated February 1, 2002. (6)

10.28	Salary Continuation Agreement between TeamBank, N.A. and Rick P. Bartley dated July 1, 2001. (6)

10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs dated January 1, 2003. (7)

10.30	Amendment to Loan agreement between Team Financial, Inc. and US Bank dated November 13, 2003 (3)

11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (3)

31.1	Certification of Chief Executive Officer under section 302 under Sarbanes-Oxley Act of 2002 (3).

31.2	Certification of Chief Financial Officer under section 302 under Sarbanes-Oxley Act of 2002 (3).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (3)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (3)

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