Form 10-K
period 2003-12-31
TEAM FINANCIAL INC /KS
filed 2004-03-30
CIK 1082484

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting stock held by "nonaffiliates" of the registrant, based on a June 30, 2003 closing price of $11 as reported on the NASDAQ National Market, was $28,950,680.

There were 4,089,470 shares of the Registrant's common stock, no par value, outstanding as of March 22, 2004.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its 2004 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2003, will be incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.    Business

General Description

Team Financial, Inc. is a financial holding company incorporated in the State of Kansas. Our common stock is listed on the Nasdaq National Market (NASDAQ) under the symbol "TFIN".

We offer full service community banking and financial services through 17 locations in Kansas, Missouri, Nebraska, Oklahoma and Colorado through our wholly owned banking subsidiaries, TeamBank N.A and Colorado National Bank. Our presence in Kansas consists of seven locations in the Kansas City metropolitan area and three locations in southeast Kansas. We operate two locations in western Missouri, three in the metropolitan area of Omaha, Nebraska, and one in Colorado Springs, Colorado. A second location in Colorado Springs, Colorado will be opened in March 2004. Additionally, we provide insurance services in the Tulsa, Oklahoma metropolitan area.

We were formed in 1986 when our founders, along with an Employee Stock Ownership Plan (ESOP) purchased a one-bank holding company in Paola, Kansas, in a leveraged transaction. Since formation, we have grown from $85 million in assets to $650 million in assets as of December 31, 2003. This growth was achieved through a combination of bank and branch acquisitions, the establishment of new branches, and by internal growth. In mid 1999, our common stock began trading on NASDAQ upon completion of a public offering.

The ESOP owned 25.31% of outstanding common stock as of December 31, 2003. Management believes the ESOP reflects our corporate culture in that employees are the integral component of a financial institution. Management intends to continue the ESOP, as it is a significant incentive to attract and retain qualified employees.

We serve the needs and cater to the economic strengths of the local communities in which we operate and strive to provide a high level of personal and professional customer service. We offer a variety of financial services to our retail and commercial banking customers. These services include personal and corporate banking services, mortgage banking, employee benefit insurance and property and casualty coverage, trust and estate planning, and personal investment financial counseling services.

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

We also offer a full complement of employee benefit insurance and property and casualty coverage to both businesses and individuals.

Through our trust and estate planning and our personal investment financial counseling services, we offer a wide variety of mutual funds, equity investments, and fixed and variable annuities.

We participate in the wholesale capital markets through the management of our security portfolio and our use of various forms of wholesale funding. Our security portfolio contains a variety of instruments, including callable debentures, taxable and nontaxable debentures, fixed and adjustable rate mortgage backed securities, and collateralized mortgage obligations.

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Our operations are also affected by non-interest income, such as service charges, insurance commissions, loan fees, and gains and losses from the sale of mortgage loans. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expenses, and provisions for loan losses.

Recent Acquisitions and Developments

On September 18, 2001, we acquired 100% of the outstanding stock of Post Bancorp, Inc., owner of Colorado National Bank for $12.8 million, consisting of $11.0 million in cash and $1.8 million in common stock. The cash portion of the purchase price was financed through the issuance of 1,552,500, 9.50% Cumulative Trust Preferred Securities at $10 per preferred security. The Trust Preferred Securities trade on the NASDAQ under the symbol "TFINP". In January 2003, we changed the name of Colorado Springs National Bank to Colorado National Bank to reflect our expansion plans to other markets beyond Colorado Springs, Colorado along the front range of the Rocky Mountains.

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

On December 18, 2002, we completed the acquisition of The Quarles Agency, Inc., a 25-year old insurance agency located in Tulsa, Oklahoma. The total consideration paid to The Quarles Agency Inc.'s shareholders was $6,850,000 in the form of $5,000,000 of cash at closing and the balance of the cash consideration of $1,850,000 plus interest thereon at one percent under the Prime Rate published in the Wall Street Journal to be paid in two annual contingent payments of $925,000 each. The first payment of $925,000 is distributable in 2004 based on 2003 insurance services earnings. The Quarles Agency Inc., now called Team Insurance Group, Inc., operates as a subsidiary of TeamBank, N.A. See footnote 17, Commitments, Contingencies and Off-Balance Sheet Risks, in the consolidated financial statements for further information regarding the contingent payments.

On May 5, 2003, we closed one of our banking locations in Omaha, Nebraska. We recorded a $258,000 loss to terminate the building lease and dispose of the assets of the facility. Customers will continue to be serviced from the other three Omaha metropolitan locations.

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

In order to compete with other financial service providers, we rely upon local community involvement, personal service, and the resulting personal relationships of our staff and customers, and the development and sale of products and services tailored to meet our customers' needs.

We face competition for our personnel. We compete through our emphasis as a community banking culture and through the use of our ESOP. Management believes that we are able to compete for personnel effectively in our market areas because the ESOP provides incentives for employees to join us as well as motivation to enhance shareholder value.

We will also face significant competition from other financial institutions in any potential acquisitions. This competition can increase purchase prices to levels beyond our financial capability or to levels that would not result in economical returns on our investment.

We have two wholly owned bank subsidiaries. The table below presents information concerning these subsidiaries.

Name of Bank	Number of locations	Lending Limit	Asset size at December 31, 2003
		(In millions)
TeamBank, N.A. Paola, Kansas a national banking association	16	$6.5	$549
Colorado National Bank Colorado Springs, Colorado, a national banking association	1	1.3	99

Market Areas Served

TeamBank, N.A.

TeamBank, N.A. has banking locations in Kansas, Missouri, and Nebraska and an insurance services office in Tulsa, Oklahoma. TeamBank, N.A.'s primary Kansas service area is in Miami County, Kansas. Located in the Kansas City metropolitan area, Miami County adjoins Johnson County, Kansas.

TeamBank, N.A.'s Miami County branches are located in Paola, the county seat of Miami County, Osawatomie, the second largest city in the county and Spring Hill, a community developed across the Miami County and Johnson County border. TeamBank, N.A. also operates a branch in Ottawa, Kansas, the county seat of adjoining Franklin County; Iola Kansas, the county seat of Allen County; and operates two branches in Parsons, Kansas of Labette County. TeamBank, N.A. operates one branch in Johnson County, Kansas. TeamBank, N.A.'s Missouri service areas are in Barton and Vernon counties, which adjoin each other and are located in the southwest section of Missouri along the Kansas-Missouri border. TeamBank, N.A. also operates three facilities in the Omaha, Nebraska metropolitan area. The primary Nebraska service areas are in Washington and Sarpy Counties.

Team Insurance Group Inc., located in Tulsa, Oklahoma, offers a full complement of employee benefit insurance and property and casualty coverage to both businesses and individuals in Tulsa and the surrounding communities.

Colorado National Bank

Colorado National Bank located in Colorado Springs, Colorado services El Paso County and Teller County along the front range of the Colorado Rocky Mountains. In January 2003, we changed the name of Colorado Springs National Bank to Colorado National Bank to reflect our expansion plans to other markets beyond Colorado Springs along the front range of the Colorado Rocky Mountains. The bank opened a second location, a full service branch, in March 2004, north of the main location in Colorado Springs. The bank is scheduled to open a third branch in the fourth quarter of 2004 located in Monument, Colorado, which is a community located between Denver and Colorado Springs, along the growing I-25 corridor.

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

Acquisitions

Management believes that the consolidation in the banking and insurance agency industries, along with the easing of branch banking throughout Kansas, Missouri, Nebraska, Colorado, and Oklahoma, as well as increased regulatory requirements, concerns about technology and marketing, are likely to lead owners of community banks and insurance agencies within these areas to explore the possibility of sale or combination with a broader-based financial service companies such as ourselves.

In addition, branching opportunities have arisen from time to time as a result of divestiture of branches by large national and regional bank holding companies of certain overlapping branches resulting from consolidations. As a result, branch locations have become available for purchase. We completed three branch acquisitions and three bank holding company acquisitions from 1997 through 2003.

Management's strategy in assimilating acquisitions is to emphasize revenue growth as well as to continuously review the operations of the acquired entities and streamline operations where feasible. Management does not believe that implementing wholesale administrative cost reductions in acquired institutions is beneficial to our long-term growth, because significant administrative changes in community banks can have an adverse impact on customer satisfaction in the acquired institution's community. However, management has determined that certain human resource, operations, and accounting functions can be consolidated immediately upon acquisition to achieve higher productivity levels without compromising customer service. Increases in revenue growth are emphasized by offering customers a broader product line consistent with full service banking.

Branch and Insurance Location Expansion

Management has actively pursued opportunities to expand through acquisition of branches or developing de novo branches. Because of the economic growth in the Omaha, Nebraska area, the Colorado Springs, Colorado area, as well as Johnson County, Kansas, over the past several years, management may consider further branch expansion in these areas. However, we do not rule out branch expansion in other areas experiencing economic growth. As discussed above, we opened a new branch location in Colorado Springs, Colorado in March 2004 and anticipate opening another branch in Monument, Colorado in the fourth quarter of 2004.

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

  •
  the effect of the acquisition on earnings per share and book value, undertaking acquisitions that will be accretive to earnings within 18 months of the acquisition;

  •
  whether we have sufficient management and other resources to integrate or add the operations of the target or branch; and

  •
  the investment required for, and opportunity costs of, the acquisition or branch.

Internal Growth

We believe that our largest source of internal growth is through our ongoing solicitation program conducted by bank presidents and lending officers, followed by referrals from customers. The primary reason for referrals is positive customer feedback regarding our customer service and response time.

Our goal in continuing our expansion is to maintain a profitable, customer-focused financial institution. We believe that our existing structure, management, data and operational systems are sufficient to achieve further internal growth in asset size, revenues, and capital without proportionate increases in operating costs. This growth should also allow us to increase the legal lending limits of our banks, thereby enabling us to increase our ability to serve the needs of existing and new customers. Our operating strategy has always been to provide high quality community banking services to our customers and increase market share through active solicitation of new business, repeat business, and referrals from customers, and continuation of selected promotional strategies.

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

Loans

We provide a broad range of commercial and retail lending services. Our banks follow a uniform credit policy, which contains underwriting and loan administration criteria, levels of loan commitment, loan types, credit criteria, concentration limits, loan administration, loan review and grading and related matters. In addition, we provide ongoing loan officer training and operate a centralized processing and servicing center for loans. Each loan portfolio is subject to loan review by our Loan Review department. At December 31, 2003, substantially all loans outstanding were to customers within our market areas.

Loan Administration

We maintain a loan committee approach to lending, which we believe yields positive results in both responsiveness to customer needs and asset quality. Each of our subsidiary banks and some branches have a loan committee, which meets at least once per week to review and discuss loans. Each bank and some branches also have a loan level threshold, which, if exceeded, requires the approval of our holding company loan committee, which meets on an on-call basis. Loans greater than $2.5 million are reviewed by Team Financial, Inc.'s board of directors.

Interest rates charged on loans vary with the degree of risk, maturity, costs of underwriting and servicing, loan amount, and extent of other banking relationships maintained with customers, and are further subject to competitive pressures, availability of funds and government regulations.

Commercial Loans

These loans consist primarily of loans to businesses for various purposes, including revolving lines of credit, equipment financing, and accounts receivable factoring. Commercial loans secured by collateral other than real estate generally mature within one year, have adjustable interest rates and are secured by inventory, accounts receivable, machinery, government guarantees, or other commercial assets. Revolving lines of credit are generally for business purposes, mature annually and have adjustable interest rates. The primary repayment risk of commercial loans is the failure of the borrower's business due to economic or financial factors.

Real Estate Loans

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

Agricultural Loans

We make a variety of agricultural loans which are included in real estate and commercial loans. These loans relate to equipment, livestock, crops, and farmland. The primary risks of agricultural loans include the prices of crops and livestock, as well as weather conditions.

Installment Loans

Installment loans are primarily to individuals, are typically secured by the financed assets, generally have terms of two to five years and bear interest at fixed rates. These loans usually are secured by motor vehicles or other personal assets and in some instances are unsecured. The primary risk of consumer lending relates to the personal circumstances of the borrower.

Letters of Credit

In the ordinary course of business, we issue letters of credit. See note 17 to Item 8—Financial Statements. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under letters of credit is represented by the amount of these commitments.

Employees

As of December 31, 2003, we had approximately 275 full-time equivalent employees. Neither our company nor any of our subsidiaries is a party to any collective bargaining agreement.

Principal Sources of Revenue

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Our operations are also affected by non-interest income, such as service charges, loan fees, insurance commissions, and gains and losses from the sale of mortgage loans. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

Supervision and Regulation

Government Regulation

We are extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors and the deposit insurance fund of the Federal Deposit Insurance Corporation, not our shareholders. The following information is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws, regulations or regulatory policies may have a material effect on our business, operations, and prospects. We are unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on our business and earnings in the future.

The Company

General

We operate as a financial holding company registered under the Gramm-Leach-Bliley Act (GLBA). This law permits former bank holding companies that have registered as financial services companies to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.

No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The GLBA defines "financial in nature" to include securities underwriting, dealing, and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act (CRA) rating.

Although it preserves the Federal Reserve as the umbrella supervisor of financial holding companies, the GLBA defers the administration of the nonbanking activities to the customary regulators of insurers, broker-dealers, investment companies and banks. Thus, the various state and federal regulators of a financial holding company's operating subsidiaries would retain their jurisdiction and authority over such operating entities. As the umbrella supervisor, however, the Federal Reserve has the potential to affect the operations and activities of financial holding companies' subsidiaries through its power over the financial holding company parent. The GLBA contains restrictions on financial institutions regarding the sharing of customer nonpublic personal information with nonaffiliated third parties unless the customer has had an opportunity to opt out of the disclosure. The GLBA also imposes periodic disclosure requirements concerning a financial institution's policies and practices regarding data sharing with affiliated and nonaffiliated parties.

Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has CRA rating of satisfactory or better.

Acquisitions

As a financial holding company, we are required to obtain the prior approval of the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or financial holding company. The Federal Reserve will not approve any acquisition, merger, or consolidation that would have a substantial anti-competitive effect, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the community. The Federal Reserve also considers managerial resources, current and projected capital positions and other financial factors in acting on acquisition or merger applications.

Capital Adequacy

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

The Federal Reserve has adopted a system using risk-based capital adequacy guidelines to evaluate the regulatory capital adequacy of financial holding companies. The guidelines apply on a consolidated basis to financial holding companies with consolidated assets of at least $150 million. Under the risk-based capital guidelines, different categories of assets are assigned to different risk categories based generally on the perceived credit risk of the asset. The risk weights of the particular category are multiplied by the corresponding asset balances and added together to determine a risk-weighted asset base. Some off balance sheet items, such as loan commitments in excess of one year, mortgage loans sold with recourse and letters of credit, are added to the risk-weighted asset base by converting them to a credit equivalent and assigning them to the appropriate risk category. For purposes of the Federal Reserve's regulatory risk-based capital guidelines, total capital is defined as the sum of core and secondary capital elements, with secondary capital being limited to 100% of core capital. For financial holding companies, core capital, also known as Tier 1 capital, generally includes common shareholders' equity, perpetual preferred stock and minority interests in consolidated subsidiaries, less goodwill and other intangible assets. No more than 25% of core capital elements may consist of cumulative preferred stock. Secondary capital, also known as Tier 2 capital, generally includes the allowance for loan losses limited to 1.25% of weighted risk assets, certain forms of perpetual preferred stock, as well as hybrid capital instruments. The Federal Reserve's regulatory guidelines require a minimum ratio of qualifying total capital to weighted risk assets of 8%, of which at least 4% should be in the form of core capital. At December 31, 2003, our core capital was $46.3 million.

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

The table below presents certain ratios at December 31, 2003.

Ratio	Actual	Minimum required
Total capital to risk weighted assets	12.16%	8.00%
Core capital to risk weighted assets	11.08%	4.00%
Core capital to average assets	7.46%	4.00%

Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions, including but not limited to delaying or denying pending or future applications to acquire additional financial or bank holding companies.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act (the Act), signed into law in 2002, addresses issues related to corporate governance of publicly traded companies. The Act requires, among other items, certification of the quality of financial reporting by the Chief Executive Officer and Chief Financial Officer, enhanced and timely disclosure of financial reporting and strengthens the rules regarding auditor and audit committee independence. Certain provisions of the Act were effective immediately and others became effective or are in process of becoming effective through Securities and Exchange Commission rulings.

The Banks

General

We own two national chartered banks. TeamBank, N.A. and Colorado National Bank, as national banks, are subject to regulations by the Office of the Comptroller of the Currency. The deposits of all of the banks are insured by the Federal Deposit Insurance Corporation.

Community Reinvestment Act (CRA)

Under the federal Community Reinvestment Act, financial institutions have a continuing and affirmative obligation, consistent with safe and sound operations of such institutions, to serve the "convenience and needs" of the communities in which they are chartered to do business, including low- and moderate-income neighborhoods. The Community Reinvestment Act currently requires that regulators consider an applicant's Community Reinvestment Act record when evaluating certain applications, including charters, branches, and relocations, as well as mergers and consolidations. The applicable federal regulators regularly conduct Community Reinvestment Act examinations to assess the performance of financial institutions and assign one of four ratings to the institution's records of meeting the credit needs of its community. During their last examinations, ratings of at least satisfactory were received by all of our banks. As a result, management believes that the performance of our banks under the Community Reinvestment Act will not impede regulatory approvals of any proposed acquisitions or branching opportunities.

Dividend Restrictions

Dividends paid by our banks to the holding company provide a substantial amount of our operating and investing cash flow.

With respect to national banks, the directors may declare dividends of so much of the bank's undivided profits as they deem expedient, except until the bank's surplus fund equals its common capital at which time, no dividends may be declared unless the bank has carried to the surplus fund at least one-tenth of the bank's net income of the preceding half year in the case of quarterly or semiannual dividends, or at least one-tenth of its net income of the preceding two consecutive half-year periods in the case of annual dividends. However, the Comptroller of the Currency's approval is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net income of that year combined with its retained net income of the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

Examinations

The primary federal banking regulators examine our banks from time to time. Based upon an evaluation, the examining regulator may revalue a bank's assets and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of the assets.

Capital Adequacy

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

The Comptroller of the Currency risk-based capital guidelines require national banks to maintain a minimum ratio of total capital, after deductions, to weighted risk assets of 8%, and national banks and state nonmember banks must have and maintain core capital in an amount equal to at least 3% of adjusted total assets; but for all but the most highly rated banks, the minimum core leverage ratio is to be 3% plus an additional cushion of at least 100 to 200 basis points. The applicable guideline for TeamBank, N.A. and Colorado National Bank is 4%.

The table below presents the regulatory capital ratios of TeamBank N.A. and Colorado National Bank at December 31, 2003.

	TeamBank, N.A.		Colorado National Bank
Ratio	Actual	Minimum Required	Actual	Minimum Required
Total capital to risk weighted assets	11.96%	8.00%	16.72%	8.00%
Core capital to risk weighted assets	10.87%	4.00%	15.71%	4.00%
Core capital to average assets	7.53%	4.00%	8.74%	4.00%

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

Real Estate Lending Evaluations

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

Deposit Insurance Premiums

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

Interstate Banking Legislation

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

Insurance Services Regulation

Team Insurance Group, Inc. is subject to licensing requirements and extensive regulation under various states' laws. These laws and regulations are primarily for the benefit of clients. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by Regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew, and revoke licenses and approvals, and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions, which may be imposed for violation of regulations include the suspension of individual employees, limitations on engaging in a particular business for a specified period of time, revocation of licenses, censures, and fines.

Risk Factors

Set forth below are material risks we face in the operation of our business.

Changing Regulatory Structure—Industry regulators such as the Federal Reserve, the Comptroller of the Currency and the Federal Deposit Insurance Corporation may modify current regulations applicable to our operations. Additionally, future changes in legislation, including legislation governing publicly traded companies could impact our operations. We cannot predict the impact of implementing any future regulatory changes on the results of our operations or financial condition.

Monetary Policy and Economic Environment—The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of financial holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Federal Reserve's monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on our business and earnings cannot be predicted.

Our growth strategy involves operating and acquisition risks that may negatively impact our profits —We face risks in our growth strategy, including the risks that we will be unable to expand our business through the acquisition of other financial institutions or bank branches or by internal growth, including the opening of new branch offices. Our ability to grow profitably through the opening of new branches involves the risks that the growth depends primarily on our identifying attractive markets and acquiring or establishing branch locations in those markets at reasonable costs. In addition, we must attract the necessary deposits and locate sound loans in those markets.

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

If we are unable to successfully integrate acquisitions, our earnings could decrease—In connection with our acquisitions of other banks, insurance agencies, or bank branches, we face risks in integrating and managing these businesses. We have a history of growth through acquisitions and plan to continue this strategy. To integrate an acquisition operationally, we must:

  •
  centralize and standardize policies, procedures, practices, and processes;

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

An inability to manage these factors may have a material adverse effect on our financial condition and results of operations.

Our growth may require us to raise additional capital in the future, but sufficient capital may not be available when it is needed—We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our immediately foreseeable capital requirements. However, to the extent we expand our asset base further, primarily through loan growth, we will be required to support this growth by increasing our capital to acceptable regulatory levels. Accordingly, we may need to raise additional capital in the future to support continued asset growth.

Our ability to raise additional capital if we need it to support loan growth in the future will depend on conditions in the capital markets, which are outside of our control, and on our financial performance. Accordingly, we cannot assure our ability to raise additional capital when needed or on favorable terms. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and our business. Also, these restrictions could negatively impact our ability to further expand our operations through acquisitions or the establishment of additional branches and result in increases in operating expenses and reductions in revenues that would negatively affect our operating results.

We rely heavily on our management team, and the unexpected loss of key managers may adversely affect our operations—Much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services. Our ability to retain executive officers, the current management teams and loan officers of our operating subsidiaries will continue to be important to the successful implementation of our strategies. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

We may not be able to implement successfully our strategy to enter new markets—Among other matters, our strategic plan includes expansion into growing markets by acquisition or by establishing new offices. Expansion requires a significant expenditure of capital in order to prepare the facilities for operation and additional expense in order to staff these new facilities. As our new offices mature and grow, we are able to spread our overhead costs over a broader asset base. While our new offices are generating loan activity consistent with our projections, we may encounter unanticipated difficulties that could adversely affect future profitability. In addition, we cannot ensure that we will be able to operate and manage our operations in new markets successfully or recover our initial capital investment in these operations. To the extent that we expand, we may experience the negative effects of higher operating expenses relative to operating income from the new offices.

We may not be successful in implementing our internal growth strategy due to numerous factors, which affect earnings—We intend to continue pursuing an internal growth strategy, the success of which is subject to our ability to generate an increasing level of loans and deposits at acceptable risk levels without corresponding increases in non-interest expenses. We may not be successful in our internal growth strategies due to competition, delays, and other impediments resulting from regulatory oversight, lack of qualified personnel, scarcity of branch sites or deficient site selection of bank branches. In addition, the success of our internal growth strategy will depend on maintaining sufficient regulatory capital levels and on positive economic conditions in our primary market areas.

We face intense competition in all phases of our business from other banks and financial institutions —We compete for deposits with a large number of depository institutions including commercial banks, savings, and loan associations, credit unions, money market funds and other financial institutions and financial intermediaries serving our operating areas. Principal competitive factors with respect to deposits include interest rates paid on deposits, customer service, convenience, and location.

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

We face significant competition from other financial institutions in making any potential acquisitions. Many of our acquisition competitors have substantially greater monetary resources than we do, as well as the ability to issue marketable equity securities with significantly greater value than we can to pay for part or all of the purchase price. Many of the entities that we compete with are substantially larger in size, and many nonbank financial intermediaries are not subject to the regulatory restrictions applicable to our bank subsidiaries. We have experienced an increase in the level of competition as well as the number of competitors in recent years.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio —We establish our allowance for loan losses in consultation with management of our bank subsidiaries and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control and these losses may exceed current estimates. Although management believes that our allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot ensure that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our allowance for loan losses may adversely affect our business, financial condition and results of operations.

If economic conditions in general and in our primary market areas deteriorate, our revenues could decrease—Our financial results may be adversely affected by changes in prevailing economic conditions, including declines in real estate values, changes in interest rates which cause a decrease in interest rate spreads, adverse employment conditions and the monetary and fiscal policies of the federal government.

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

Our business is subject to credit risks, which may adversely affect our earnings—Our loan customers may not repay their loans according to their terms, and collateral securing their loans, if any, may not have a value equal to amounts owed under their loans. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of nonperforming loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses which will cause our net income to decline.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act), including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in our future filings with the Securities and Exchange Commission, in press releases or in oral and written statements made by or with our approval, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of ours or our management or board of directors, including those relating to products or services, (iii) statements of future economic performance and (iv) statements "anticipates", "expects", "intends", "plans", "targets", and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rates, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing, and savings habits; (vi) technological changes; (vii) acquisitions; (viii) the ability to increase market shares and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, and securities) with which we must comply; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xi) changes in our organization, compensation, and benefits plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) our success at managing risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

Item 2.    Properties

The table below presents property information concerning our offices at December 31, 2003.

Name and Address of Office	Type of Interest	Lease Expiration	Square Footage of Facility
Team Financial, Inc. 8 West Peoria Paola, Kansas 66071	Owned	NA	5,000
TeamBank, N.A., Paola Branch (Main Office) 1 South Pearl Paola, Kansas 66071	Owned	NA	17,951
Team Bank, N.A., East Bank, Paola Branch 1515 Baptiste Drive Paola, Kansas 66071	Owned	NA	9,630
TeamBank, N.A., DeSoto Branch 34102 Commerce Drive DeSoto, Kansas 66018	Owned	NA	6,800
TeamBank, N.A., Lamar Branch 1011 Gulf Street Lamar, Missouri 64759	Leased	2006	2,650
TeamBank, N.A., Nevada Branch 201 East Cherry Nevada, Missouri 64772	Owned	NA	16,000
TeamBank, N.A., Osawatomie Branch 6th and Brown Osawatomie, Kansas 66064	Owned	NA	4,756
TeamBank, N.A., Ottawa Branch 421 South Hickory Ottawa, Kansas 66067	Owned	NA	8,000
TeamBank, N.A., Spring Hill Branch 22330 Harrison Street Spring Hill, Kansas 66083	Owned	NA	2,800
TeamBank, N.A., Iola Branch 119 East Madison Iola, Kansas 66749	Owned	NA	13,768
TeamBank, N.A., Parsons Branch (including drive in) 1902 Main Parsons, Kansas 66357	Owned	NA	11,000
TeamBank, N.A., Prairie Village Branch 5206 West 95th Street Prairie Village, Kansas 66207	Owned	NA	3,602
TeamBank N.A., Omaha Branch (Main Office) 1902 Harlan Drive Bellevue, Nebraska 68005	Leased	2007	4,679

TeamBank N.A., Bellevue Branch 7001 South 36th Bellevue, Nebraska 68147	Leased	2005	1,980
TeamBank, N.A., Fort Calhoun Branch 101 N. 14th Street Fort Calhoun, Nebraska 68023	Owned	NA	4,250
Colorado National Bank, Colorado Springs Branch (Main Office) 3100 North Nevada Avenue Colorado Springs, Colorado 80907	Owned	NA	7,859
Colorado National Bank, Colorado Springs Branch(1) 601 North Nevada Avenue Colorado Springs, Colorado 80907	Owned	NA	4,600
Team Insurance Group, Inc. 4200 East Skelly Drive Tulsa, Oklahoma 74135	Leased	2010	10,008

All of the leased properties are leased from unrelated third parties.

(1)
Branch operations began March 16, 2004.

Item 3.    Legal Proceedings

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no pending litigation to which we are a party will have a material adverse effect on our liquidity, financial condition, or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

Item 5.    Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Securities

The following table sets forth, for the periods indicated, the amount of cash dividends paid on our common stock and the high and low closing prices per share of our common stock as reported on the NASDAQ.

		Common Stock
Quarter Ended	Dividends Declared per Share
		High	Low
2003:
December 31, 2003	$0.08	$13.20	$11.20
September 30, 2003	0.07	11.42	10.35
June 30, 2003	0.06	11.06	9.92
March 31, 2003	0.06	10.83	9.99

Year	$0.27

2002:
December 31, 2002	$0.06	$10.25	$9.19
September 30, 2002	0.06	10.44	9.25
June 30, 2002	0.05	10.70	9.05
March 31, 2002	0.05	9.00	8.20

Year	$0.22

At January 30, 2004 we had approximately 267 holders of record of our common stock; management estimates that the number of beneficial owners is significantly greater.

During 2003 we re-purchased 50,800 shares of our common stock under our stock re-purchase program at an average price of $11.10 per share. Our board of directors has authorized us to repurchase up to an additional 126,222 shares of our common stock.

We have paid cash dividends on our common stock since 1987. Although we currently intend to continue the payment of dividends, we cannot give any assurance that we will continue to pay or declare dividends on our common stock in the future.

Kansas law permits Team Financial Inc. to pay dividends on our common stock when we are solvent and when dividend payments would not render us insolvent. Under Kansas law, dividends may be declared and paid only out of the unsecured, unrestricted earned surplus of a corporation.

Our ability to pay cash dividends largely depends on the amount of cash dividends paid to us by our subsidiary banks. Capital distributions, including dividends by financial institutions such as our subsidiary banks, are subject to restrictions tied to the institutions' earnings and capital. Payment of dividends on our common stock depends on payment of dividends to us by our subsidiary banks. Generally, without prior bank regulatory approval, the subsidiary banks cannot pay dividends during any calendar year in excess of the sum of their earnings during that year and the two previous years, less any other distributions during that period. At December 31, 2003, our subsidiaries could have paid additional dividends to Team Financial, Inc. of approximately $904,000 without prior regulatory approval.

The following table summarizes the securities authorized for issuance under our equity compensation plans. We have no equity compensation plans that have not been approved by our shareholders.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	275,300	$8.710	189,450

Item 6.    Selected Financial Data

	Years ended December 31
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Consolidated statements of operations data:
Interest income	$31,609	$37,069	$39,950	$40,645	$32,902
Interest expense	13,478	16,382	20,557	22,247	16,823
Net interest income	18,131	20,687	19,393	18,398	16,079
Provision for loan losses	1,790	1,434	1,435	1,001	902
Non-interest income	14,416	10,164	7,924	5,860	4,583
Non-interest expenses	25,757	22,292	20,886	18,835	15,471
Income taxes	1,208	2,419	1,462	1,229	1,120
Net income	3,792	4,706	3,534	3,193	3,169
Consolidated statements of financial condition data:
Total assets(5)	649,796	656,349	650,790	539,605	518,205
Loans receivable	348,095	340,986	357,080	331,931	309,255
Allowance for loan losses	4,506	4,611	4,392	3,911	3,320
Investment securities available for sale	221,252	224,052	204,651	132,360	136,901
Investment securities held to maturity(1)	—	—	—	24,864	25,630
Non-performing assets(2)	8,377	6,346	5,268	4,563	3,205
Deposits	446,159	455,605	487,751	442,195	435,116
Stockholders' equity	52,404	51,828	45,370	39,799	37,569
Per common share:
Shares applicable to basic income per share	4,095,903	4,145,820	3,989,098	3,916,980	3,403,478
Basic income per share	$0.93	$1.14	$0.89	$0.82	$0.93
Shares applicable to diluted income per share	4,131,381	4,165,400	3,996,327	3,916,980	3,403,478
Diluted income per share	$0.92	$1.13	$0.88	$0.82	$0.93
Book value per share	$12.78	$12.62	$10.86	$10.25	$9.16
Tangible book value per share	$7.81	$7.59	$6.84	$7.44	$6.67
Dividends paid per common share	$0.27	$0.22	$0.20	$0.20	$0.20
Dividend payout ratio	29.03%	19.30%	22.47%	24.39%	21.51%
Key ratios:
Net interest margin(3)	3.30%	3.76%	3.95%	3.88%	3.95%
Return on average assets	0.59%	0.71%	0.64%	0.59%	0.70%
Return on average stockholders' equity	7.28%	9.57%	8.10%	8.61%	10.27%
Core risk based capital ratio	11.08%	11.00%	10.60%	8.49%	9.45%
Total risk based capital ratio	12.16%	12.17%	11.72%	9.65%	10.49%
Leverage ratio	7.46%	6.88%	6.92%	5.50%	5.96%
Nonperforming assets to total assets	1.29%	0.97%	0.81%	0.85%	0.62%
Nonperforming loans to total loans	2.09%	1.34%	1.04%	1.27%	0.78%
Allowance for loan losses to total loans	1.29%	1.35%	1.23%	1.18%	1.07%
Allowance for loan losses to nonperforming loans	62.10%	100.76%	118.83%	92.61%	137.59%
Ratio of earnings to combined fixed charges and preference security dividends(4):
Including interest on deposits	1.23x	1.25x	1.15x	1.13x	1.17x
Excluding interest on deposits	1.40x	1.55x	1.61x	1.63x	1.94x

(1)
Reclassified investment securities held to maturity to available for sale in connection with the adoption of SFAS 133 on January 1, 2001.

(2)
Includes loans 90 days or more delinquent and still accruing interest, nonaccrual loans, restructured loans, and other real estate owned.

(3)
On a tax equivalent basis.

(4)
Earnings consist of income plus interest and net occupancy expense. Fixed charges consist of interest and net occupancy expense.

(5)
Total assets in 2002 and 2001 have been restated for deconsolidation of a wholly owned subsidiary as a result of adopting FIN 46. See Note 1, Summary of Significant Accounting Policies, in the consolidated financial statements.

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

Overview

We are a financial holding company offering full-service community banking and financial services through 17 locations in Kansas, Missouri, Nebraska, Oklahoma and Colorado through our wholly owned banking subsidiaries, TeamBank N.A and Colorado National Bank. Our presence in Kansas consists of seven locations in the Kansas City metro area and three locations in southeast Kansas. We operate two locations in western Missouri, three in the metropolitan area of Omaha, Nebraska, and one in Colorado Springs, Colorado. A second location in Colorado Springs, Colorado will be opened in March 2004. Additionally, we provide insurance services in the Tulsa, Oklahoma metropolitan area.

Our total assets over the past eight years have more than doubled, growing from $260.3 million at January 1, 1996 to $649.8 million December 31, 2003. The growth in assets and the corresponding increase in earnings were achieved primarily through purchases of branches of large banks, the purchase of community banks, and branch expansion. Our branch expansion includes growth at existing branches as well as the opening of new branches. Accompanying the acquisition growth were increased operating expenses resulting from growth as well as increases in provisions for loan losses and amortization expense of intangible assets related to acquisitions and in some instances issuance of shares of common stock in conjunction with the acquisitions. Our experience is that it takes between 12 to 18 months to realize meaningful net income improvements from acquisitions and expansion due to our emphasis on retaining key employees rather than the immediate implementation of cost reduction measures.

At December 31, 2003 total assets were $649.8 million, a decrease of $6.5 million, or 1.0%, from $656.3 million at December 31, 2002. The decrease in total assets was primarily due to a decrease in cash and cash equivalents of $16.8 million and a decrease in investment securities of $2.8 million offset by an increase in loans of $7.2 million, an increase in premises and equipment of $1.9 million and an increase in other assets of $4.4 million. Total assets at December 31, 2002 were $656.3 million, an increase of $5.5 million, or .9%, from $650.8 million in total assets at December 31, 2001.

Net income totaled $3.8 million for the year ended December 31, 2003 versus $4.7 million for the year ended December 31, 2002. The decrease of $900,000, or 19%, in 2003 compared to 2002 was primarily the result of a decrease in net interest income of $2.6 million, or 12.4%, offset by a decrease in tax expense of $1.2 million, or 50%. Net income totaled $4.7 million for the year ended December 31, 2002 versus $3.5 million for December 31, 2001. The 34% increase for 2002 compared to 2001 was primarily the result of a $602,000 increase on sale of loans from the favorable interest rate environment for home re-financings and new home purchases, and a $354,000 decrease in goodwill expense due to the adoption of Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

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

Impairment of Goodwill Analysis

As required by the provisions of Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is evaluated for impairment annually or more frequently if conditions indicate impairment may have occurred. The evaluation of possible impairment of intangible assets involves judgment based upon short-term and long-term projections of future performance. There was no impairment of goodwill as of December 31, 2003 or 2002.

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

The following tables set forth the average balances of interest-earnings assets and interest-bearing liabilities, as well as the amount of interest income or interest expense and the average rate for each category of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis assuming a 34% tax rate for the periods indicated. Average balances are computed on a daily basis.

	Year ended December 31, 2003			Year ended December 31, 2002			Year ended December 31, 2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest earning assets:
Loans receivable, net(1)(2)(3)	$341,782	$23,189	6.79%	$335,194	$25,890	7.72%	$339,258	$30,045	8.86%
Investment securities-taxable	195,185	7,207	3.69%	197,645	10,020	5.07%	129,098	8,247	6.39%
Investment securities-nontaxable(4)	27,590	1,971	7.14%	24,814	1,798	7.25%	23,664	1,783	7.53%
Federal funds sold and interest- bearing deposits	10,743	119	1.11%	16,755	270	1.61%	17,934	626	3.49%
Other assets(5)	480	45	9.38%	480	45	9.38%	188	18	9.57%

Total interest earning assets	$575,780	$32,531	5.65%	$574,888	$38,023	6.61%	$510,142	$40,719	7.98%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$178,199	$1,357	0.76%	$182,824	$2,425	1.33%	$147,751	$3,497	2.37%
Time deposits	203,452	5,392	2.65%	217,858	7,803	3.58%	249,231	13,601	5.46%
Federal funds purchased and securities sold under agreements to repurchase	5,647	49	0.87%	4,969	65	1.31%	6,477	223	3.44%
Notes payable and Federal Home Loan
Bank advances	116,572	5,171	4.44%	98,527	4,581	4.65%	46,334	2,646	5.71%
Subordinated debentures(5)	16,005	1,554	9.71%	16,005	1,554	9.71%	6,264	608	9.71%

Total interest bearing liabilities	$519,875	$13,523	2.60%	$520,183	$16,428	3.16%	$456,057	$20,575	4.51%

Net interest income (tax equivalent)		$19,008			$21,595			$20,144

Interest rate spread			3.05%			3.46%			3.47%
Net interest earning assets	$55,905			$54,705			$54,085

Net interest margin(4)			3.30%			3.76%			3.95%
Ratio of average interest bearing liabilities to average interest earning assets	90.29%			90.48%			89.40%

(1)
Loans are net of deferred fees.

(2)
Nonaccruing loans are included in the computation of average balances.

(3)
We include loan fees in interest income. These fees for the years ended December 31, 2003, 2002, and 2001 were $989,000, $865,000, and $795,000, respectively.

(4)
Yield is adjusted for the tax effect of tax-exempt securities. The tax effects for the years ended December 31, 2003, 2002, and 2001 were $877,000, $909,000, and $751,000, respectively.

(5)
Restated for deconsolidation of a wholly owned subsidiary as a result of adopting FIN 46. See note 1, Summary of Significant Accounting Policies in the consolidated financial statements.

Total interest income on a tax equivalent basis for 2003 was $32.5 million, representing a decrease of $5.5 million, or 14.5%, from $38.0 million for 2002. The decrease was primarily the result of a $2.7 million decrease in interest income on loans receivable and a $2.8 million decrease on taxable investment securities.

Interest income on loans receivable decreased due to a 93 basis point decrease in the average yield on the loans receivable to 6.79% in 2003 from 7.72% in 2002 offset with an increase of $6.6 million in the average loan receivable balance to $341.8 million in 2003 from $335.2 million in 2002. The decrease in the yield of loans receivable reflects the decrease in the rates applied to loans that re-priced in 2003 as required by the notes' terms or were refinanced by customers at lower rates.

Interest income from taxable investment securities was $7.2 million during 2003, a decrease of $2.8 million, or 28%, from 2002 of $10 million. The decrease was due to a decrease in the average rate of 138 basis points to 3.69% in 2003 from 5.07% in 2002. The decrease in the average rate of investment securities was related to the relatively low interest rates in the market. The decrease has caused many of our portfolio's issuers of securities to retire or prepay their securities prior to maturity since they have been able to refinance at lower rates. Because of these early prepayments, we have re-invested the proceeds in lower yielding securities, which reflect the decline in market interest rates. In addition, the early prepayments accelerate the amortization on premiums paid for investment securities further decreasing the yield on the securities.

Total interest expense was $13.5 million for 2003, a $2.9 million, or 18%, decrease from $16.4 million in 2002. The decrease was primarily related to the decrease in average rate paid on savings deposits and interest bearing checking balances to .76% in 2003 from 1.33% in 2002, representing a 57 basis point decrease, and to the decrease in average rate paid on time deposits to 2.65% in 2003 from 3.58% in 2002, representing a 93 basis point decrease. Additionally there was a decrease in the average balance of interest bearing savings and checking deposits of approximately 2.5% to $178.2 million in 2003 from $182.8 million in 2002 and a decrease of 6.6% in average time deposit balances to $203.5 million in 2003 from $217.9 million in 2002. The decrease in the average deposits balances was due to the sale of two bank branches in June 2002. The average balance of notes payable and Federal Home Loan Bank advances increased $18 million as we continued to borrow from the Federal Home Loan Bank and invest the proceeds to achieve the planned balance sheet management strategy to increase the asset sensitivity of our balance sheet. The average rate on notes payable and Federal Home Loan Bank advances decreased 21 basis points to 4.44% during 2003 from 4.65% during 2002.

As a result of the changes described above, the net interest income on a tax equivalent basis decreased to $19 million during 2003, representing a decrease of $2.6 million, or 12%, compared to 2002 of $21.6 million.

The average rate paid on our 9.50% subordinated debentures, which we issued in third quarter 2001 in connection with the sale by our wholly owned subsidiary, Team Financial Capital Trust I (the Trust), of 9.50% Trust Preferred Securities, was 9.71% for 2003 and 2002. The difference between the contractual amount of 9.50% and the 9.71% reported interest rate is the amortization of debt issuance costs, which are amortized over a 30-year period. The terms of the subordinated debentures allow us to redeem them in whole or in part beginning August 10, 2006. With the adoption of Financial Accounting Standards Board Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, effective December 31, 2003, retroactively applied to prior periods, the Trust is not consolidated in the financial statements. As a result of deconsolidating the Trust, the subordinated debentures of $15.5 million and $480,000 representing common interest are reported on the 2003, 2002, and 2001 financial statements and related disclosures. The $480,000 representing common interest in the Trust is offset by an identical amount included in other assets representing Team Financial, Inc.'s investment in the Trust.

Total interest income on a tax equivalent basis for 2002 was $38.0 million, representing a decrease of $2.7 million, or 6.6%, from $40.7 million for 2001. The decrease was primarily the result of a $4.2 million decrease in interest income on loans receivable. Interest income on loans receivable decreased due to a 114 basis point decrease in the yield on the loans receivable to 7.72% in 2002 from 8.86% in 2001, as well as a $4.1 million decrease in the average balance of loans receivable to $335.2 million in 2002 from $339.3 million in 2001. The decrease in the yield of our loans receivable was the result of a decrease of 525 basis points in the national prime interest rate from January 1, 2001. Also contributing to the decrease in yield was the decrease of our average balance of loans receivable, primarily due to a decrease in our one to four family loan portfolio, as customers re-financed loans due to favorable long-term fixed mortgage interest rates. We typically sell fixed rate loans to the secondary market instead of maintaining the loans in our loan portfolio. Interest income from taxable investment securities increased $1.8 million for the year 2002 compared to 2001, primarily due to a $40.0 million purchase of short term mortgage backed securities from the proceeds of long term borrowings from the Federal Home Loan Bank. This transaction was initiated in the third quarter of 2002 as an interest rate risk management strategy. The Federal Home Loan Bank borrowings, which carried an average rate of 4.19%, consisted of $30.0 million in 10 year fixed rate advances convertible to floating rate advances if LIBOR increases to 7.50% within the next 10 years and $10.0 million in 5 year fix rate advances convertible to floating rate advances if LIBOR increases to 7.50% within the next 5 years. The intent of the transaction was to increase the asset sensitivity of our balance sheet to benefit from an increase in interest rates and borrow long-term borrowings during the period of historical low interest rates. The yield on taxable investment securities decreased 132 basis points to 5.07% in 2002 from 6.39% in 2001, which was related to the decrease in market interest rates since January of 2001.

Total interest expense was $16.4 million for 2002, a $4.2 million, or 20.3% decrease, from $20.6 million in 2001. The decrease in interest expense was primarily related to the decrease in interest rates since January of 2001. The average rate paid on savings deposits and interest bearing checking balances decreased 104 basis points to 1.33% in 2002 from 2.37% in 2001 and the average rate paid on time deposits decreased 188 basis points to 3.58% in 2002 from 5.46% in 2001. The average balance of federal funds purchased and securities sold under agreements to repurchase decreased $1.5 million as a result of our reduction in overnight federal funds purchased due to increased liquidity resulting from the decrease in loans receivable balances. The average rate paid on federal funds purchased and securities sold under agreements to repurchase decreased 213 basis points to 1.31% for 2002 from 3.44% for 2001. The average balance of notes payable and Federal Home Loan Bank Advances increased $52.2 million as we borrowed $40.0 million in long-term borrowings from the Federal Home Loan Bank at approximately 4.19% and invested the proceeds into short term mortgage backed securities. The average rate on notes payable and Federal Home Loan Bank Advances decreased 106 basis points to 4.65% during 2002 from 5.71% during 2001. The average balance of our subordinated debentures increased $9.9 million due to the issuance of $16 million in subordinated debentures in 2001, purchased by our subsidiary, Team Financial Capital Trust I. Concurrent with the issuance of the subordinated debentures, the Trust issued $15.5 million in 9.50% Cumulative Trust Preferred Securities. The proceeds from the sale of the debentures were used to acquire Colorado National Bank in the third quarter of 2001. The average rate on loans receivable decreased 31 basis points due to the decrease in interest rates during the year.

As a result of the changes described above, the net interest income on a tax equivalent basis increased to $21.6 million for 2002, representing an increase of $1.5 million, or 7.2%, from $20.1 million during 2001.

The following table presents the components of changes in our net interest income, on a tax equivalent basis, attributed to volume and rate. Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the prior fiscal year's average interest rate. The changes in interest income or interest expense attributable to change in interest rates are calculated by multiplying the change in interest rate by the prior fiscal year's average volume. The changes in interest income or interest expense attributable to the combined impact of changes in volume and change in interest rate are calculated by multiplying the change in rate by the change in volume.

	Year ended December 31, 2003 Compared To Year ended December 31, 2002			Year ended December 31, 2002 Compared To Year ended December 31, 2001
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest income:
Loans receivable, net(1)(2)(3)	$509	$(3,210)	$(2,701)	$(360)	$(3,795)	$(4,155)
Investment securities-taxable	(125)	(2,688)	(2,813)	4,379	(2,606)	1,773
Investment securities-nontaxable(4)	201	(28)	173	87	(72)	15
Federal funds sold and interest-bearing deposits	(97)	(54)	(151)	(41)	(315)	(356)
Other assets(5)	—	—	—	27	—	27

Total interest income	488	(5,980)	(5,492)	4,092	(6,788)	(2,696)

Interest expense:
Savings deposits and interest bearing checking	(61)	(1,007)	(1,068)	830	(1,902)	(1,072)
Time deposits	(516)	(1,895)	(2,411)	(1,712)	(4,086)	(5,798)
Federal funds purchased and securities sold under agreements to repurchase	9	(25)	(16)	(52)	(106)	(158)
Notes Payable and Federal Home Loan Bank Advances	839	(249)	590	2,981	(1,046)	1,935
Subordinated debentures(5)	—	—	—	946	—	946

Total interest expense	271	(3,176)	(2,905)	2,993	(7,140)	(4,147)

Net change in net interest income	$217	$(2,804)	$(2,587)	$1,099	$352	$1,451

(1)
Loans are net of deferred fees.

(2)
Nonaccruing loans are included in the computation of average balances.

(3)
We include loan fees in interest income. These fees for the years ended December 31, 2003, 2002, and 2001 were $989,000, $865,000, and $795,000, respectively.

(4)
Income is adjusted for the tax effect of tax-exempt securities. The tax effects for the years ended December 31, 2003, 2002, and 2001 were $877,000, $909,000, and $751,000, respectively.

(5)
Restated for deconsolidation of a wholly owned subsidiary as a result of adopting FIN 46. See note 1, Summary of Significant Accounting Policies in the consolidated financial statements.

Provision for Loan Losses

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market areas, and other factors related to the collectibility of our loan portfolio. After considering the above factors, management recorded a provision for loan losses on loans totaling $1.8 million for the year ended 2003 and $1.4 million for the years ended 2002 and 2001. The provision recorded for the year ended 2003 was predicated upon the level of non-performing loans and net charge-offs during the year of $1.9 million.

Non-Interest Income

The following table sets forth non-interest income for the indicated periods.

	Years ended December 31
	2003	2002	2001
	(In thousands)
Service charges	$3,573	$3,677	$3,644
Trust fees	608	595	554
Insurance commissions	4,454	324	—
Brokerage service revenue	369	409	205
Gain on sale of mortgage loans	2,788	2,364	1,762
Gain on sales of investment securities	294	72	6
Mortgage servicing fees	329	329	329
Merchant processing fees	186	154	161
ATM and debit card fees	318	294	248
Income from investment in bank owned life insurance	892	1,011	449
Gain on sale of branch assets	—	452	—
Other	605	483	566

Total other income	$14,416	$10,164	$7,924

Non-interest income was $14.4 million for 2003, a $4.3 million, or 41.8%, increase from 2002. This increase was primarily a result of the insurance commissions reported in 2003, representing 12 months of operations, compared to the insurance commissions reported in 2002 which only represented less than one month of activity as the agency was acquired December 18, 2002. Insurance commissions increased $4.1 million to $4.5 million in 2003 from $324,000 in 2002. Gain on sale of mortgage loans contributed $424,000 to the increase in non-interest income, representing a 17.9% increase in gains on sales from 2002. The increase in gain on sale of mortgage loans was the result of the increase in volume of loans refinanced, originated and sold, due to a low interest rate environment during the year. The gain on sale of mortgage loans experienced in 2003 may not be indicative of gain in future years as interest rates change. The magnitude of any future decreased gain cannot be estimated. A gain of $452,000 was reported in 2002 relating to the sale of branches during June 2002, which did not reoccur in 2003.

Non-interest income was $10.2 million for 2002, a $2.2 million, or 28.3% increase from 2001. Gain on sale of mortgage loans contributed $602,000 to the increase, increasing 34.2% from 2001. The increase in gain on sale of mortgage loans was the result of the increase in volume of loans refinanced, originated and sold, due to a lower interest rate environment during the year. Income from investment in bank owned life insurance increased $562,000 during 2002 primarily due to our $15.7 million investment in Bank Owned Life Insurance in July 2001. Brokerage service revenue increased $204,000, or 99.5% for 2002, compared to 2001. The increase was primarily due to a transition in sales staff during the year. Insurance commissions increased $324,000 during the year as we acquired an insurance agency on December 18, 2002. Gain on sale of branch assets increased $452,000 with the sale of the Community Bank branches during June of 2002.

Non-Interest Expense

The following table presents non-interest expense for the indicated periods:

	Years ended December 31
	2003	2002	2001
	(In thousands)
Salaries and employee benefits	$13,791	$11,850	$10,572
Occupancy and equipment	2,769	2,368	2,312
Data processing	2,141	1,910	1,754
Professional fees	1,143	1,073	1,111
Marketing	428	267	277
Supplies	439	368	368
Goodwill amortization	—	—	354
Intangible asset amortization	998	1,073	866
Disposal of branch assets	258	—	—
Conversion	59	6	246
Other	3,731	3,377	3,026

Total other expenses	$25,757	$22,292	$20,886

Non-interest expense was $25.8 million for 2003, an increase of $3.5 million, or 15.5%, compared to $22.3 million for 2002. Contributing to the increase was an increase in salary and employee benefits of $1.9 million over 2002. This increase was comprised of a $2.6 million increase related to recording a full year of salary expense for Team Insurance Group, Inc. in 2003 compared to less than one month of expense in 2002 as the insurance agency was purchased on December 18, 2002. This increase was offset by a decrease in bonuses earned in 2003 of approximately $522,000 compared to 2002. The increase in occupancy and equipment expense of 17%, increase in marketing expense of 60% and increase in other expenses of 10%, combined, approximate $916,000 of the total non-interest expense increase in 2003 and were primarily a result of reporting 12 months of expense associated with Team Insurance Group, Inc. in 2003 compared to less than one month of activity in 2002. Intangible asset amortization in 2003 included a reduction to the valuation allowance on mortgage servicing rights of $240,000 based on our valuation of the fair value of the mortgage servicing rights. This was offset by increased amortization expenses of approximately $123,000 attributable to 12 months of Team Insurance Group, Inc. amortization in 2003 compared to less than one month in 2002. In May 2003, we closed a branch located in Omaha, Nebraska, resulting in disposal of branch assets of approximately $258,000 associated with terminating the lease and disposing of the assets of the facility.

Non-interest expense was $22.3 million for 2002, an increase of $1.4 million, or 6.7%, compared to $20.9 million for 2001. The increase for 2002 was primarily the result of a full year of operations of Colorado National Bank, which was acquired in September 2001, and the operations of the insurance agency acquired in December 2002. Net of the operations from the acquisitions, total non-interest expense decreased $142,000 for 2002 compared to 2001. Salaries and benefits expense increased $1.3 million, or 12.1% to $11.9 million for 2002 compared to $10.6 million for 2001. The increase in salaries and benefits was largely due to $877,000 related to the operations of the acquisitions made during the year, a $193,000 increase in bonus expense due to meeting targets under the bonus program, a $156,000 increase in compensation related to the executive salary continuation and deferred compensation plans, and $137,000 of compensation related to variable stock options. Data processing fees increased $156,000, or 8.9% to $1.9 million for 2002 as a result of the outsourcing of various deposit operation functions. Conversion expense decreased $240,000 due to the merger of three of our subsidiary banks into the lead bank, TeamBank, N.A. during 2001. Intangible asset amortization increased $207,000, or 23.9% to $1.1 million for 2002 as a result of write downs and accelerated amortization on the value of our mortgage servicing rights due to accelerated pre-payments on the one to four family mortgages we service which were refinanced during the year. Goodwill amortization expense decreased $354,000 for 2002 as a result of implementing SFAS 142 Goodwill and Other Intangible Assets on January 1, 2002. Other expense increased $351,000 or 11.6% to $3.4 million for 2002. The increase was related to the operations of the acquisitions. Net of the operation expense from the acquisitions, other expense decreased $31,000 during 2002.

Income Tax Expense

We recorded income tax expense of $1.2 million for 2003 compared to $2.4 million in 2002, representing a decrease of $1.2 million, or 50%. Contributing to the decrease in 2003 was income tax expense recognized in 2002 related to the sale of branches in the second quarter 2002 of $648,000. Excluding the tax expense associated with the 2002 branch dispositions, the effective tax rate decreased to approximately 24% in 2003 compared to 26% in 2002. The decrease in effective tax rate was primarily due to an increase in non-taxable municipal interest income in relation to taxable income in 2003 compared to non-taxable municipal interest in relation to taxable income in 2002. For the year ended, December 31, 2003, non-taxable municipal interest was approximately 21.9% of taxable income. For the year ended December 31, 2002, non-taxable municipal income was approximately 12.5% of taxable income. Our effective tax rate was less than the statutory federal rate of 34.0% due primarily to municipal interest income and the income tax benefit resulting from dividends passed through the ESOP to the ESOP participants and tax deferred income from our investment in bank owned life insurance.

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

Net of the income tax expense recorded with the branch sales, our effective tax rate decreased to approximately 26.5% for 2002, compared to 29.3% for 2001. The decrease in the effective tax rate for 2002 versus 2001 was due to the adoption of SFAS 142 Goodwill and Other Intangible Assets as we did not record goodwill amortization expense for 2002 compared to $354,000 recorded in 2001. Goodwill amortization expense is not deductible for tax purposes. Our effective tax rate was less than the statutory federal rate of 34.0% due primarily to municipal interest income and the income tax benefit resulting from dividends passed through the ESOP to the ESOP participants and tax deferred income from our investment in bank owned life insurance.

Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income. Our other comprehensive income component is composed of the change in equity resulting from an increase or decrease in the market value of our available for sale investment securities, due to the changes in interest rates, net of tax.

Comprehensive income was $1.7 million for 2003, a decrease of $6.2 million from $7.9 million for 2002. The decrease was primarily the result of a $5.3 million decrease in other comprehensive income as the fair value of our investment securities decreased in 2003 from 2002.

Comprehensive income was $7.9 million for 2002, an increase of $3.7 million from $4.2 million for 2001. The increase was primarily the result of a $2.8 million increase in other comprehensive income as the fair value of our investment securities increased more during 2002 than the increase experienced in 2001.

Analysis of Financial Condition

Overview

Total assets were $649.8 million at December 31, 2003, a decrease of $6.5 million or 1.0% from $656.3 million in total assets as of December 31, 2002. The decrease in total assets was primarily due to a decrease in cash and cash equivalents of $16.8 million and a decrease in investment securities of $2.8 million offset by an increase in loans of $7.2 million, an increase in premises and equipment of $1.9 million and an increase in other assets of $4.4 million.

Total assets were $656.3 million at December 31, 2002, an increase of $5.5 million or .85% from $650.8 million in total assets as of December 31, 2001. The increase in total assets was primarily due to a $19.4 million increase in investment securities, which was offset by a $16.1 million decrease in loans receivable. The increase in investment securities was largely funded by the decrease in loans receivable as well as Federal Home Loan Bank advances.

Loan Portfolio Composition

The following tables present the composition of our loan portfolio by type of loan at the dates indicated.

	December 31
	2003		2002		2001		2000		1999
	Principal Balance	Percent of Total	Principal Balance	Percent of Total	Principal Balance	Percent of Total	Principal Balance	Percent of Total	Principal Balance	Percent of Total
	(Dollars in thousands)
Loans secured by real estate
One to four family	$93,711	27.3%	$102,673	30.5%	$125,666	35.6%	$115,913	35.3%	$103,772	33.9%
Construction and land development	43,748	12.7	38,717	11.5	29,154	8.3	22,222	6.8	20,350	6.7
Other	118,729	34.6	98,642	29.3	80,080	22.7	56,393	17.2	43,245	14.1

Total	256,188	74.6	240,032	71.4	234,900	66.6	194,528	59.3	167,367	54.7
Commercial and agricultural	70,734	20.6	71,835	21.4	82,594	23.4	87,128	26.6	94,711	31.0
Installment and other	21,819	6.4	29,716	8.8	40,211	11.4	50,685	15.5	47,536	15.5

Gross Loans	348,741	101.5	341,583	101.5	357,705	101.4	332,341	101.3	309,614	101.2
Less unearned fees	(646)	(0.2)	(597)	(0.2)	(625)	(0.2)	(410)	(0.1)	(359)	(0.1)

Total loans receivable	348,095	101.3	340,986	101.4	357,080	101.2	331,931	101.2	309,255	101.1
Less allowance for loan losses	(4,506)	(1.3)	(4,611)	(1.4)	(4,392)	(1.2)	(3,911)	(1.2)	(3,320)	(1.1)

Total net loans receivable	$343,589	100.0%	$336,375	100.0%	$352,688	100.0%	$328,020	100.0%	$305,935	100.0%

Total loans receivable were $348.1 million at December 31, 2003 compared to $341.0 million at December 31, 2002, representing an increase of $7.1 million, or 2.1%. The increase in total loans receivable was primarily due to our continued allocation of resources to the commercial, construction and land development, and commercial real estate markets. Our commitment to focus our resources on internal loan growth in these areas produced an increase of $24.8 million, or 13.8% in these loans compared to 2002. Offsetting the increase in our commercial, construction and land development, and commercial real estate loans was the continued decrease in our one to four family portfolio resulting primarily from a decrease in loans held for sale of $9.2 million. Agriculture loans and farmland real estate loans decreased $2.7 million to $26.0 million at December 31, 2003 compared to $28.7 million at December 31, 2002. The decrease was due to our continued reduction in exposure to the Kansas and Missouri agricultural markets. Installment loans at December 31, 2003 were $15.6 million, representing a $5.7 million decrease, or 27.0%, from installment loans at December 31, 2002 of $21.3 million. Installment and other consumer loans have been decreasing as a percentage of total loans over the past several years as we have placed more emphasis on growing our small to mid-size business lending.

Total loans receivable were $341.0 million at December 31, 2002 compared to $357.1 million at December 31, 2001, representing a decrease of $16.1 million, or 4.5%. The sale of the branches in June of 2002 accounted for $9.7 million of the decrease in loans receivable. Net of the branch sales, loans receivable decreased $6.4 million, or 1.8%. The decrease in total loans receivable was primarily due to a $26.0 million decrease in our one to four family portfolio resulting from a decrease in loans held for sale as well as a reduction in the portfolio due to increased customer refinancing due to the favorable fixed rate mortgage rates. We typically sell fixed rate one to four family loans to the secondary market instead of holding them in our portfolio. Offsetting the decrease in our one to four family loan portfolio was the favorable results of our continued allocation of resources to the commercial, construction and land development, and commercial real estate markets. Our commitment to focus our resources on internal loan growth in the commercial, construction and land development, and commercial real estate markets produced internal loan growth of $27.7 million, a 16.9% increase in these loans compared to 2001. Offsetting this growth was our decision to exit our low margin dealer paper business in 2001 decreasing installment loans by $9.3 million. We also reduced our credit exposure to the Kansas and Missouri agricultural markets beginning in 2001 resulting in a decrease in agricultural loans of $2.8 million for the year. Also contributing to the decrease in total loans receivable was the decision to exit the higher risk commercial leasing business in 2001, which reduced lease- financing receivables by $3.0 million during 2002.

Loans secured by real estate

Loans secured by real estate represent our largest type of loan. At December 31, 2003, these loans totaled $256.2 million; a $16.2 million, or 6.8%, increase from $240.0 million at December 31, 2002. The increase was generated from an $18.8 million increase in commercial real estate loans and a $5.0 million increase in construction and development loans. Offsetting this increase was a $9.0 million decrease in one to four family loans primarily resulting from a decrease in loans held for sale. At December 31, 2003, the balance of real estate mortgage loans held for sale was $1.1 million, representing a $9.2 million decrease from the balance at December 31, 2003 of $10.3 million. We typically sell fixed rate one to four family loans to the secondary market instead of holding such loans in our one to four family portfolio. We occasionally retain the servicing rights on these loans. Capitalized servicing rights are recorded at the time the loan is sold, thereby increasing the gain on sale by such amount. The balance of our mortgage servicing rights was $656,000 at December 31, 2003 compared to $637,000 at December 31, 2002. Construction and land development loans secured by real estate increased $5 million, or 12.9%, to $43.7 million at December 31, 2003 from $38.7 million at December 31, 2002. We have experienced steady growth in this area increasing in each of the last five years from $20.3 million at December 31, 1999.

Nonfarm, nonresidential commercial loans secured by real estate increased $18.8 million, or 22.0%, to $103.6 million at December 31, 2003 from $84.8 million at December 31, 2002. We have experienced steady growth in this area increasing in each of the last five years. We anticipate continued growth in this loan portfolio with our continued emphasis on small to mid-size business loans in our metropolitan markets.

At December 31, 2002, real estate loans totaled $240.0 million; a $5.1 million, or 2.2%, increase from $234.9 million at December 31, 2001. The increase was generated from a $23 million increase in commercial real estate loans and a $9.6 million increase in construction and development loans. Offsetting this increase was a $23.0 million decrease in one to four family loans resulting from a decrease in loans held for sale as well as a reduction in the portfolio due to increased customer refinancing as a result of the favorable fixed rate mortgage rates. Also contributing to the offset was a decrease in real estate loans secured by farmland of $3.6 million to $12.6 million at December 31, 2002 from $16.1 at December 31, 2001.

Commercial and Agricultural

Commercial and agricultural loans were $70.7 million at December 31, 2003, a decrease of $1.1 million, or 1.5%, from $71.8 million at December 31, 2002. Commercial loans include loans to service, retail, wholesale, and light manufacturing businesses. Agricultural loans included loans to farmers for production and other agricultural needs.

Commercial loans were $56.7 million at December 31, 2003, compared to $55.7 million at December 31, 2002, an increase of $1.0 million, or 1.8%. At December 31, 2002, commercial loans were $55.7 million compared to $63.6 million at December 31, 2001, a decrease of $7.9 million or 12.4%.

At December 31, 2003, agricultural loans were $14.0 million compared to $16.1 million at December 31, 2002, a decrease of $2.1 million, or 13.0%. Agricultural loans were $16.1 million at December 31, 2002, a decrease of $2.8 million or 14.8% from $18.9 million at December 31, 2001. The decrease in this loan category since 1999 is due to our decision to reduce our exposure to the Kansas and Missouri agricultural markets.

Installment and Other

Installment and other loans include automobile and other personal loans, leases and loans to state and political subdivisions. The majority of these loans are installment loans with fixed interest rates. Installment and other loans were $21.8 million at December 31, 2003, a decrease of $7.9 million, or 26.6% from $29.7 million at December 31, 2002. At December 31, 2002, installment and other loans decreased $10.5 million or 26.1% from $40.2 million at December 31, 2001. Installment and other loans have been decreasing as a percentage of total loans over the past several years as we have placed less emphasis in this area and more emphasis on our small to mid-size business loans in our markets.

Loan Maturities

The following tables present, at December 31, 2003 and 2002, loans by maturity in each major category of our portfolio based on contractual repricing schedules. Actual maturities may differ from the contractual repricing maturities shown below as a result of renewals and prepayments. Loan renewals are re-evaluated using substantially the same credit procedures that are used when loans are made.

	December 31, 2003
		Over One Year Through Five Years
				Over Five Years
	One Year or Less
		Fixed Rate	Variable	Fixed Rate	Variable	Total
	(In thousands)
Loans secured by real estate:
One to four family	$13,447	$6,997	$2,410	$14,189	$56,668	$93,711
Construction and land development	28,313	7,884	2,445	72	5,034	43,748
Other	20,530	36,597	8,251	7,255	46,096	118,729

Total	62,290	51,478	13,106	21,516	107,798	256,188
Commercial and agricultural	32,911	11,734	9,726	2,200	14,163	70,734
Installment and other	3,628	12,700	103	3,949	1,439	21,819

Gross Loans	98,829	75,912	22,935	27,665	123,400	348,741
Less unearned fees	646	—	—	—	—	646

Total loans receivable	$98,183	$75,912	$22,935	$27,665	$123,400	$348,095

	December 31, 2002
		Over One Year Through Five Years
				Over Five Years
	One Year or Less
		Fixed Rate	Variable	Fixed Rate	Variable	Total
	(In thousands)
Loans secured by real estate:
One to four family	$11,620	$10,989	$2,361	$28,502	$49,201	$102,673
Construction and land development	25,059	5,707	1,977	115	5,859	38,717
Other	17,318	28,996	5,390	8,328	38,610	98,642

Total	53,997	45,692	9,728	36,945	93,670	240,032
Commercial and agricultural	33,142	11,862	9,261	3,195	14,375	71,835
Installment and other	5,385	19,830	2,948	860	693	29,716

Gross Loans	92,524	77,384	21,937	41,000	108,738	341,583
Less unearned fees	597	—	—	—	—	597

Total loans receivable	$91,927	$77,384	$21,937	$41,000	$108,738	$340,986

Nonperforming assets

Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans consist of loans 90 days or more delinquent and still accruing interest, nonaccrual loans, and restructured loans. When, in the opinion of management, a reasonable doubt exists as to the collectibility of interest, regardless of the delinquency status of a loan, the accrual of interest income is discontinued and any interest accrued to date is reversed through a charge to interest income. While a loan is on nonaccrual status, it is our policy that interest income is recognized only after payment in full of the past due principal. Loans are generally placed on non-accrual status when principal or interest is 90 days or more past due, unless the loans are well-secured and in the process of collection.

The following table presents information concerning the nonperforming assets at the dates indicated.

	December 31
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Nonaccrual loans	$5,481	$3,413	$2,316	$2,705	$1,792
Loans 90 days past due and still accruing	641	1,163	1,380	1,518	621
Restructured loans	1,138	—	—	—	—

Nonperforming loans	7,260	4,576	3,696	4,223	2,413

Other real estate owned	1,117	1,770	1,572	340	792

Total nonperforming assets	$8,377	$6,346	$5,268	$4,563	$3,205

Nonperforming loans as a percentage of total loans	2.09%	1.34%	1.04%	1.27%	0.78%
Nonperforming assets as a percentage of total assets	1.29%	0.97%	0.81%	0.85%	0.62%

Total nonperforming assets were $8.4 million at December 31, 2003 compared to $6.3 million at December 31, 2002, representing an increase of $2.1 million or 33%. The increase in nonperforming assets was primarily due to an increase in nonperforming loans of $2.7 million offset by a decrease in other real estate owned of approximately $653,000.

Nonperforming loans increased $2.7 million, or 58.7%, to $7.3 million at December 31, 2003 from $4.6 million at December 31, 2002. The increase in nonperforming loans was a result of an increase in nonaccrual loans of $2.1 million and an increase of $1.1 million in restructured loans. Nonaccrual loans increased $2.1 million to $5.5 million at December 31, 2003 from $3.4 million at December 31, 2002. This increase was primarily a result of one large loan approximating $2.6 million to a residential property developer placed on nonaccrual status in 2003. Included in the $5.5 million of nonaccrual loans at December 31, 2003 were four large loans aggregating $4.6 million with specific reserves of $782,000. These loans include $2.6 million with a residential property developer, $1.3 million with an individual for a single-family dwelling, $382,000 with an underground cabling company and $316,000 with an aluminum extrusion company. We do not anticipate losses on these credits in excess of the specific reserves. Restructured loans at December 31, 2003 consisted of seven relationships. The largest relationship included agricultural lending restructured through Farmer Home Administration of approximately $600,0000. Other real estate owned was $1.1 million at December 31, 2003 compared to $1.8 million at December 31, 2002. Other real estate owned consisted of 15 properties held by our subsidiary banks. The properties consisted of four commercial buildings totaling $559,300, seven one to four family properties totaling $288,800, and four parcels of land totaling $268,600. The properties are all located within our market areas. Management is working to sell the real estate as soon as practical.

Nonperforming assets have steadily increased from 1999 along with the increase in our total assets. Nonperforming assets as a percent of total assets increased to 1.29% at December 31, 2003, compared to 0.97% at December 31, 2002, and 0.81% at December 31, 2001. Nonperforming assets will generally increase in times of economic uncertainty or stress. Management believes the level of nonperforming assets may increase if economic weaknesses are experienced in 2004, although the magnitude of any increase in nonperforming loans is not determinable.

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

At December 31, 2003, we had impaired loans totaling $6.1 million, which have related specific reserves of $1.3 million. This compares to $4.6 million of impaired loans, which had related specific reserves of $1.2 million at December 31, 2002. The increase in impaired loans was the result of the increase in non-performing assets above. The average recorded investment in impaired loans during the year ended December 31, 2003 was $6.7 million. Interest income recognized on impaired loans during the period the loans were considered to be impaired for 2003 approximated $56,000. Impaired loans will generally increase in times of economic uncertainty or stress. Management believes the level of impaired loans could increase if economic weaknesses are experienced in our market area during 2004.

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

The following table sets forth information regarding changes in the allowance for loan losses for the periods indicated.

	Year ended December 31
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Average total loans	$341,782	$335,194	$339,258	$324,198	$267,695
Total loans at end of period	$348,095	$340,986	$357,080	$331,931	$329,924
Allowance at beginning of year	$4,611	$4,392	$3,911	$3,320	$2,541
Loans charged off:
Real estate:
One to four family	(229)	(238)	(99)	(15)	(20)
Construction	—	(18)	(141)	—	—
Other	(2)	(103)	(38)	(32)	—
Commercial	(1,296)	(561)	(441)	(217)	(198)
Lease financing receivables	(32)	(20)	(36)	(154)	(19)
Installment and other	(688)	(635)	(930)	(570)	(542)

Total charge-offs	(2,247)	(1,575)	(1,685)	(988)	(779)
Recoveries:
Real estate:
One to four family	49	13	4	—	23
Construction	7	29	—	4	—
Other	80	19	—	4	—
Commercial	35	38	67	50	38
Lease financing receivables	—	22	24	25	1
Installment and other	181	239	254	142	161

Total recoveries	352	360	349	225	223

Net charge-offs	(1,895)	(1,215)	(1,336)	(763)	(556)
Provision for loan losses	1,790	1,434	1,435	1,001	902
Allowance related to acquisitions	—	—	382	353	433

Allowance at end of period	$4,506	$4,611	$4,392	$3,911	$3,320

Ratio of net charge-offs to average total loans	0.55%	0.36%	0.39%	0.24%	0.21%
Allowance to total loans at end of period	1.29%	1.35%	1.23%	1.18%	1.07%
Allowance to nonperforming loans	62.1%	100.76%	118.83%	92.61%	137.59%

The allowance for loan losses was $4.5 million, or 1.29% of total loans at December 31, 2003 compared to $4.6 million or 1.35% of total loans at December 31, 2002. Allowance to nonperforming loans was 62.1% at December 31, 2003 compared to 100.76% at 2002. The decrease in the allowance as a percent of total loans and percent of nonperforming loans was a result of management's calculation of the estimated reserve, consistently applied from year to year, which considers historical experience, evaluation of economic conditions and knowledge of specific loans. Contributing to the decrease in the allowance as a percent of nonperforming loans was the inclusion of a loan in nonperforming loans of approximately $2.6 million to a residential property developer without a corresponding increase in specific allowances as the loan was adequately collateralized by real estate. Also contributing to the decrease in the allowance as a percent of nonperforming loans was the increase in restructured loans included in nonperforming loans of $1.1 million of which approximately $600,000 was a loan to an agriculture borrower, restructured through Farmer Home Administration. Excluding the increase in restructured loans, the allowance was 73.6% of nonaccrual loans and loans 90 days or more delinquent. Net charge-offs were $1.9 million for the year ended 2003 compared to $1.2 million for the year ended 2002. Net charge-offs for 2003 primarily consisted of $1.3 million in commercial loan net charge-offs, $507,000 in installment and other loan net charge-offs and $180,000 in one to four family loan net charge-offs. The commercial charge-offs were comprised of six large loans totaling $1.2 million.

Net charge-offs were $1.2 million for the year ended 2002, compared to $1.3 million for the year ended 2001. Net charge-offs for 2002 primarily consisted of $523,000 in commercial loans, $396,000 in installment loans, and $225,000 in one to four family real estate loans. Commercial loan net charge-offs were primarily composed of five credits totaling $487,000. These credits were from various industries in our markets including an auto leasing company, a retail-packaging manufacturer, a convenience store, an auto body shop, and fraudulent receivables purchased. One to four family net charge-offs were also the result of one larger credit, where we released the mortgage in error and the customer filed for bankruptcy. Installment net charge-offs have increased over the past few years at approximately 2.0% of installment net charge-offs to total installment loans. We also exited the dealer paper business and sold our credit card portfolio during 2001. As a result, the net charge-off percentage for installment loans has improved to 1.86% for 2002, compared to 2.21% for 2001.

Our lending personnel are responsible for continuous monitoring of the loan portfolio. Additionally we have a separate loan review process, which reviews the loan portfolio on a quarterly basis to determine compliance with loan policy, including the appropriateness of risk ratings assigned to individual loans, as well as the adequacy of the allowance for loan losses. The allowance for loan losses is based primarily on management's estimates of probable loan losses from the foregoing processes and historical experience.

The following table presents an allocation of the allowance for loan losses by loan category as of the dates indicated. The allocation table should not be interpreted as an indication of the specific amounts, by loan classification, to be charged to the allowance. Management believes that the table may be a useful device for assessing the adequacy of the allowances as a whole. The table has been derived in part by applying historical loan loss ratios to both internally classified loans and the portfolio as a whole to determine the allocation of the loan losses attributable to each category of loans.

	December 31
	2003		2002		2001		2000		1999
	Amount of Gross Allowance	Loans in Category as a Percentage of Total Loans	Amount of Gross Allowance	Loans in Category as a Percentage of Total Loans	Amount of Gross Allowance	Loans in Category as a Percentage of Total Loans	Amount of Gross Allowance	Loans in Category as a Percentage of Total Loans	Amount of Gross Allowance	Loans in Category as a Percentage of Total Loans
	(Dollars in thousands)
Loans secured by real estate:
One to four family	$397	27.00%	$16	30.1%	$139	35.2%	$161	34.8%	$250	33.6%
Construction and land development	635	13.0	575	11.3	248	8.2	29	6.7	16	6.6
Other	944	34.0	784	28.8	658	22.4	126	17.0	85	14.0
Commercial and agricultural	1,638	20.0	2,102	21.1	2,283	23.1	2,211	26.2	1,012	28.1
Lease financing receivables	8	—	14	—	35	1.4	76	2.4	50	2.5
Installment and other	602	6.0	864	8.7	889	9.7	828	12.9	836	15.2
Unallocated	282	—	256	—	140	—	480	—	1,071	—

	$4,506	100.00%	$4,611	100.0%	$4,392	100.0%	$3,911	100.0%	$3,320	100.0%

The provision for loan losses takes into account many factors such as our prior experience with loan losses and an evaluation of the risks in the loan portfolio at any given time, including changes in economic, operating, and other conditions of borrowers, the economies in our areas of operations and to a lesser extent, the national economy and several other factors beyond our control. The allowance for loan losses allocated to one to four family increased approximately $381,000 at December 31, 2003 compared to December 31, 2002 due to assignment of specific reserves to certain loans included in this category. The allowance for loan losses allocated to other loans secured by real estate increased approximately $160,000 due to the increase in loans in that category of approximately 20.4%. The allowance for loan losses allocated to commercial and agricultural loans decreased approximately $464,000 due to a decrease in agricultural loans of approximately $2.1 million or 13.0%. The decrease in the allocation of the allowance for loan losses allocated to installment and other loans of approximately $262,000 is due to the decrease in the loan balance in that category of $7.9 million or 26.6%.

Investments

We invest a portion of our available funds in short-term and long-term instruments, including federal funds sold and investment securities. Our investment portfolio is designed to provide liquidity for cash-flow requirements, to assist in managing interest rate risk, and to provide collateral for certain public deposits and other borrowing arrangement. At December 31, 2003 and 2002, the investment portfolio was comprised principally of obligations of U.S. government agencies, obligations of states and political subdivisions, and mortgage-backed securities. Total investment securities at December 31, 2003 of $221.3 million decreased $2.8 million from total investments at December 31, 2002 of $224.1 million. The decrease was primarily a result of a decrease in mortgage-backed securities of $33.7 million offset by an increase in U.S. government agency securities of $22.8 million.

During 2002, we initiated an interest rate risk management strategy through a transaction in which we purchased $40.0 million in short-term mortgage backed investment securities with $40.0 million in long-term borrowings from the Federal Home Loan Bank. The Federal Home Loan Bank borrowings, which carry an average rate of 4.19%, consisted of $30.0 million in 10 year fixed rate advances convertible to floating rate advances if LIBOR increases to 7.50% within the next 10 years and $10.0 million in 5 year fixed rate advances convertible to floating rate advances if LIBOR increases to 7.50% within the next 5 years. The intent of the transaction was to increase the asset sensitivity of our balance sheet to benefit from an increase in interest rates and borrow long-term borrowings during the period of historical low interest rates. The cumulative net result of this transaction from 2002 through 2003 was net interest income of approximately $468,000.

The following table presents our investments in certain securities accounted for as available for sale. "Other" investments is comprised of Federal Home Loan Bank stock, Federal Reserve Bank stock, mutual funds, and certain equity securities, all of which carry no stated maturity.

	December 31
	2003	2002
	(In thousands)
Investment securities available for sale:
U.S. Agency securities	$77,809	$54,998
Obligations of state and political subdivisions	33,166	27,669
Mortgage-backed securities	92,688	126,409
Other	17,589	14,976

Total investment securities	$221,252	$224,052

At December 31, 2003 and 2002, the investment portfolio did not contain investments, which were considered to be derivatives, structured notes or similar instruments that are classified as "High-Risk Securities" as defined by the Federal Financial Institutions Examinations Council.

The following tables set forth a summary of the contractual maturities in the investment portfolio at December 31, 2003 and December 31, 2002.

	December 31, 2003
	One year or less		Over one years through five years		Over five years through ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and agencies	$8,713	4.92%	$38,528	3.51%	$11,737	3.74%	$18,831	4.73%	$77,809	4.00%
Obligations of states and political subdivisions	1,193	5.55	6,022	6.50	15,420	6.42	10,530	6.25	33,165	6.35
Mortgage-backed securities	—	—	382	4.48	3,250	5.14	89,057	4.72	92,689	4.73
Other(1)	11,229	6.49	138	6.96	1,309	7.40	4,913	4.97	17,589	5.74

	$21,135		$45,070		$31,716		$123,331		$221,252

	December 31, 2002
	One year or less		Over one years through five years		Over five years through ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and agencies	$10,955	4.64%	$42,997	4.93%	$1,047	6.20%	$—	0.00%	$54,998	4.90%
Obligations of states and political subdivisions	1,282	4.22	7,923	4.49	10,618	4.97	7,845	4.88	27,669	4.77
Mortgage-backed securities	—	0.00	729	5.41	5,736	5.60	119,943	5.40	126,409	5.41
Other(1)	8,969	3.60	1,985	6.49	—	0.00	4,022	5.00	14,976	2.20

	$21,206		$53,634		$17,401		$131,810		$224,052

(1)
Other securities consists principally of Federal Home Loan Bank stock, Federal Reserve Bank stock, and mutual funds which have no stated maturity

Deposits

Our primary source of funds has historically been customer deposits, which totaled $446.2 million at December 31, 2003, a $9.4 million, or 2.1%, decrease from $455.6 million at December 31, 2002. The decrease was a result of a decrease in checking deposits and money market deposits of $14.1 million offset by an increase in time deposits and savings deposits of approximately $4.7 million. Deposits totaled $487.8 million at December 31, 2001.

The following table sets forth the average balances and weighted average rates for categories of deposits for the periods indicated.

	Years ended December 31
	2003		2002		2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousand)
Noninterest-bearing demand	$64,329	—	$47,152	—	$50,528	—
Interest-bearing demand	146,527	0.76%	148,970	1.30%	122,325	2.40%
Savings	31,672	0.78%	33,854	1.46%	25,426	2.23%
Time	203,452	2.65%	217,858	3.58%	249,231	5.46%

Total	$445,980		$447,834		$447,510

The following table summarizes at December 31, 2003 and December 31, 2002, our certificates of deposit of $100,000 or more by time remaining until maturity.

	December 31
	2003	2002
	(In thousands)
Remaining maturity:
Less than three months	$15,463	$12,655
Three to six months	15,456	8,992
Six months to one year	12,975	15,737
One year and over	12,539	9,636

Total	$56,433	$47,020

Federal Home Loan Bank and Federal Reserve Bank Borrowings

Our subsidiary banks are members of the Federal Home Loan Bank of Topeka (FHLB). The FHLB system functions as a central bank providing credit for members. As members of the FHLB, our subsidiary banks are entitled to borrow funds from the FHLB and are required to own FHLB stock in an amount determined by a formula based upon total assets and FHLB borrowings. Our subsidiary banks may use FHLB borrowings to supplement deposits as a source of funds.

At December 31, 2003, FHLB borrowings aggregated $111.2 million, compared to $112.3 million at December 31, 2002. FHLB borrowings aggregated $74.4 million, at December 31, 2001. The increase of $37.9 million in FHLB advances at December 31, 2002, compared to December 31, 2001, was the result of a transaction, where we borrowed $40.0 million in FHLB advances during 2002 and purchased short-term mortgage backed investment securities. The intent of the transaction was to increase the asset sensitivity of our balance sheet to benefit from an increase in interest rates and borrow long-term borrowings during the period of historical low interest rates. At December 31, 2003, the aggregate available and unused borrowing capacity of our subsidiary banks was approximately $13.6 million, which was available through a line of credit and term advances. FHLB borrowings are collateralized by FHLB stock, investment securities and certain qualifying mortgage loans of our subsidiary banks.

TeamBank, N.A. and Colorado National Bank are member banks of the Federal Reserve Bank and may use the Federal Reserve Bank discount window to meet short-term funding needs. Neither of our subsidiary banks utilized short-term Federal Reserve Bank borrowings during 2003 or 2002.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Team Financial, Inc. has various contractual obligations in the normal course of business that are integral to our operations. The following table summarizes payments due per these contractual obligations at December 31, 2003.

	Payments Due By
	One Year or less	Over One to Three Years	Over Three to Five Years	Over Five Years	Total
	(In thousands)
Time deposits	145,001	43,152	12,020	19	200,192
Repurchase agreements	7,297	—	—	—	7,297
Subordinated debentures and notes payable	13,165	10,611	10,000	96,578	130,354
Contingent payments	925	—	—	—	925
Operating lease obligations	277	535	428	248	1,488
Loan commitments	39,663	10,830	574	10,612	61,679
Data processing contracts	518	1,098	683	—	2,299

Total	206,846	66,226	23,705	107,457	404,234

Payments on time deposits are based on contractual maturity dates. These funds may be withdrawn prior to maturity with or without penalties.

Contingent payments represent amounts payable to the previous shareholders of The Quarles Agency, Inc., an insurance agency we acquired on December 18, 2002, if certain revenue benchmarks are achieved in 2003 and 2004. The revenue benchmark was achieved during 2003 and therefore, a payment of $925,000 plus interest was paid in 2004. If the benchmark is achieved in 2004, another payment of $925,000 plus interest is payable to the previous shareholders in 2005.

Operating lease obligations represent property rented for branch offices. Payments represent the minimum lease payments and exclude related costs such as utilities.

Loan commitments represent obligations to provide financing to our customers. As some of these commitments will expire prior to funding the full amount, the total commitments amounts do not necessarily represent future cash obligations.

Data processing contracts represent the minimum obligations under these contracts and exclude additional payments that are based on volume of transactions processed.

Additionally, Team Financial, Inc. offers standby letters of credit to our customers, which are a conditional, but irrevocable form of guarantee, issued to guarantee payment upon default of payment by our customer. Standby letters of credit are initially issued for a period of one year, but can be extended depending on customer needs. The contractual amount of standby letters of credit was $1,869,000 at December 31, 2003 and the maximum remaining term for any standby letter of credit is December 2008. Commitments for standby letters of credit do not necessarily represent future cash requirements.

Capital Resources

We monitor compliance with bank and financial holding company regulatory capital requirements, focusing primarily on risk-based guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy, core capital and total capital, which consist of core and secondary capital. Core capital, also known as Tier 1 capital, generally includes common shareholders' equity, perpetual preferred stock and minority interests in consolidated subsidiaries, less goodwill and intangible assets. No more than 25% of core capital elements may consist of cumulative preferred stock. The Financial Accounting Standards Board (FASB) issued Interpretation No. 46. Consolidation of Variable Interest Entities (FIN 46), which when adopted on December 31, 2003, resulted in deconsolidation of our wholly owned subsidiary, Team Financial Capital Trust. The Cumulative Trust Preferred Securities, issued by the subsidiary to purchase Team Financial, Inc. subordinated debentures, is included in Tier I capital of Team Financial, Inc. for regulatory purposes. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital. Total risk based capital, also known as Tier 2 capital, generally includes the allowance for loan losses limited to 1.25% of weighted risk assets, certain forms of perpetual preferred stock, as well as hybrid capital instruments.

The following tables present capital ratios as of the indicated dates.

	Risk Based Capital Ratios At December 31
	2003		2002(3)		2001(3)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousand)
Core capital	$46,320	11.08%	$43,175	10.98%	$41,637	10.60%
Core capital minimum requirement(1)	16,721	4.00%	15,723	4.00%	15,711	4.00%

Excess	$29,599	7.08%	$27,452	6.98%	$25,926	6.60%

Total risk based capital	$50,826	12.16%	$47,786	12.16%	$46,029	11.72%
Total risk based capital requirement	33,442	8.00%	31,446	8.00%	31,422	8.00%

Excess	$17,384	4.16%	$16,340	4.16%	$14,607	3.72%

Total risk adjusted assets	$418,026		$393,070		$392,780

	Leverage Ratios At December 31
	2003		2002(3)		2001(3)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousand)
Core capital	$46,320	7.46%	$43,175	6.88%	$41,637	6.92%
Core capital minimum requirement(2)	24,829	4.00%	25,114	4.00%	24,076	4.00%

Excess	$21,491	3.46%	$18,061	2.88%	$17,561	2.92%

Average total assets	$620,723		$627,855		$601,903

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

(3)
Restated for deconsolidation of wholly owned subsidiary as a result of adopting FIN 46. See Summary of Significant Accounting Policies in the consolidated financial statements.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46). FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's financial statements. VIEs are generally defined in FIN 46 as entities that either do not have sufficient equity to finance their activities without support from other parties or whose equity investors lack a controlling financial interest. In December 2003, the FASB issued a revised FIN 46 (FIN 46R), which required public companies to apply FIN 46 to special purpose entities by periods ending after December 15, 2003. We have a statutory trust, Team Financial Capital Trust I (the "Trust"), that was formed for the purpose of issuing Trust Preferred Securities (see note 11 to the annual consolidated financial statements). As a result of applying FIN 46R, the Trust is not consolidated in the financial statements of Team Financial, Inc. The impact of deconsolidating the Trust was reporting $16 million in subordinated obligation by Team Financial, Inc., representing $15.5 million in subordinated debentures issued by Team Financial, Inc. in 2001, solely held by the Trust, and $480,000 of common interest, on the financial statements of Team Financial Inc. The $15.5 million Trust Preferred Securities issued by the Trust in 2001 will remain on the records of the Trust. The $480,000 subordinated obligation reported by Team Financial Inc. is offset by an identical amount representing Team Financial Inc.'s investment in the Trust and is included in other assets.

We continue to include the preferred securities in our Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include Trust Preferred Securities in Tier I capital for regulatory capital purposes. Pursuant to the terms of the Trust Preferred Securities, we may redeem all $15.5 million of the subordinated debentures if the Trust Preferred Securities no longer qualify as Tier 1 capital.

In May 2003, FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). SFAS No. 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as a liability, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer's equity shares, or are indexed to such an obligation and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuers settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligations is predominately based on a fixed amount, variations in something other than the fair value of the issuer's equity share or variations inversely related to changes in the fair value of the issuer's equity shares; and (iv) certain freestanding financial instruments. SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 on July 2003 did not have a significant impact on our consolidated financial statements.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

Liquidity

We continuously forecast and manage our liquidity in order to satisfy cash flow requirements of depositors, borrowers, and our own cash flow needs. We have developed internal and external sources of liquidity to meet our continued growth needs. These include, but are not limited to, the ability to raise deposits through branch promotional campaigns, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank. Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At December 31, 2003 and December 31, 2002, these liquid assets totaled $240.1 million and $259.6 million, respectively. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

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

Below is a static gap schedule as of December 31, 2003. This is just one of several tools which may be used to measure and manage interest rate sensitivity. Interest earning assets and interest-bearing liabilities are presented below within selected time intervals based on their repricing and maturity characteristics. In this view, the sensitivity position is perfectly matched when an equal amount of assets and liabilities reprice during any given time period. Excess assets or liabilities repricing in a given time period results in the interest rate gap shown in the table. A positive gap indicates more assets than liabilities will reprice in that time period, while a negative gap indicates more liabilities than assets will reprice.

	Static Gap Analysis at December 31, 2003
	3 months or loss	4 through 12 months	13 through 36 months	37 through 60 months	61 through 120 months	More than 120 months	Total
	(Dollars in thousands)
Interest earning assets:
Loans receivable, net of unearned income	$37,355	$60,733	$59,121	$40,241	$42,047	$108,598	$348,095
Investment securities available for sale	9,730	11,405	21,797	23,273	31,716	123,331	221,252
Federal funds sold and interest bearing deposits	4,667	—	—	—	—	—	4,667
Other assets	—	—	480	—	—	—	480

Total interest earning assets	$51,752	$72,138	$81,398	$63,514	$73,763	$231,929	$574,494

Interest bearing liabilities:
Savings deposits and interest-bearing checking	$174,128	$—	$—	$—	$—	$—	$174,128
Time deposits under $100,000	29,977	71,132	33,660	8,972	19	—	143,760
Time deposits over $100,000	15,463	28,431	9,491	3,047	—	—	56,432
Federal funds purchased and securities sold under agreements to repurchase	7,297	—	—	—	—	—	7,297
Federal Home Loan Bank Advances	—	12,000	8,664	10,000	80,570	—	111,234
Notes payable and subordinated debentures	—	565	18,555	—	—	—	19,120

Total interest bearing liabilities	$226,865	$112,128	$70,370	$22,019	$80,589	$—	$511,971

Periodic repricing gap	$(175,113)	$(39,990)	$11,028	$41,495	$(6,826)	$231,929	$62,523
Cumulative repricing gap	(175,113)	(215,103)	(204,075)	(162,580)	(169,406)	62,523
Periodic repricing gap as a percent of interest earning assets	(338.37)%	(55.44)%	13.55%	65.33%	(9.25)%	100.00%
Cumulative repricing gap as a percent of interest earning assets	(338.37)%	(298.18)%	(250.71)%	(255.98)%	(229.66)%	26.96%

The table indicates that we are liability sensitive in the less than three-month period, the four through 12 month period, and the 61 through 120 month period, and are asset sensitive for all other periods. This means that during the first two period classifications, interest bearing liabilities reprice faster than interest earning assets, thereby improving net interest income when rates are falling and reducing net interest income when rates are rising. While the "static gap" method is a widely used measure of interest sensitivity, it is not, in management's opinion, the only indicator of our rate sensitivity.

The following table indicates that at December 31, 2003, if there had been a sudden and sustained increase in prevailing market interest rates, our 2004 net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.

Change in Interest Rates	Net Interest Income	(Decrease) Increase	Percent Change
	(Dollar in thousands)
200 basis point rise	$21,435	$1,384	6.90%
100 basis point rise	20,751	700	3.49
Base rate scenario	20,051	—	—
100 basis point decline	17,853	(2,198)	(10.96)
200 basis point decline	14,609	(5,442)	(27.14)

We believe we are appropriately positioned for future interest rate movements, although we may experience fluctuations in net interest income due to short-term timing differences between the repricing of assets and liabilities.

Item 8.    Financial Statements and Supplementary Data

Independent Auditors' Report

Board of Directors Team Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Team Financial, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team Financial, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. Effective January 1, 2002, the Company adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated before June 30, 2001.

                      /S/ KPMG LLP

Kansas City, Missouri
March 11, 2004

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

December 31, 2003 and 2002

(In thousands)

	2003	2002
Assets
Cash and due from banks	$14,135	$18,298
Federal funds sold and interest bearing bank deposits	4,667	17,260

Cash and cash equivalents	18,802	35,558

Investment securities:
Available for sale, at fair value (amortized cost of $218,377 and $218,036 at December 31, 2003 and 2002, respectively)	221,252	224,052

Total investment securities	221,252	224,052

Loans receivable, net of unearned fees	348,095	340,986
Allowance for loan losses	(4,506)	(4,611)

Net loans receivable	343,589	336,375

Accrued interest receivable	4,002	4,053
Premises and equipment, net	14,132	12,219
Assets acquired through foreclosure	1,117	1,770
Goodwill	14,538	14,407
Intangible assets, net of accumulated amortization	5,830	6,579
Bank owned life insurance policies	17,756	16,968
Other assets	8,778	4,368

Total assets	$649,796	$656,349

Liabilities and Stockholders' Equity
Deposits:
Checking deposits	$165,448	$172,886
Savings deposits	32,715	31,212
Money market deposits	47,804	54,485
Certificates of deposit	200,192	197,022

Total deposits	446,159	455,605

Securities sold under agreements to repurchase	7,297	4,401
Federal Home Loan Bank advances	111,234	112,331
Notes payable	3,115	6,455
Subordinated debentures	16,005	16,005
Accrued expenses and other liabilities	13,582	9,724

Total liabilities	597,392	604,521

Stockholders' equity:
Preferred stock, no par value. Authorized 10,000,000 shares; issued no shares	—	—
Common stock, no par value. Authorized 50,000,000 shares; issued 4,449,638 and 4,442,210 shares, outstanding 4,099,555 and 4,107,627 shares at December 31, 2003 and 2002, respectively	27,448	27,393
Capital surplus	292	211
Retained earnings	25,979	23,290
Treasury stock, common stock 350,083 and 334,583 shares at cost at December 31, 2003 and 2002, respectively	(3,212)	(3,034)
Accumulated other comprehensive income	1,897	3,968

Total stockholders' equity	52,404	51,828

Total liabilities and stockholders' equity	$649,796	$656,349

See accompanying notes to the financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2003, 2002, and 2001

(Dollars in thousands, except per share data)

	2003	2002	2001
Interest income:
Interest and fees on loans	$23,189	$25,890	$30,045
Taxable investment securities	7,207	10,020	8,247
Nontaxable investment securities	1,094	889	1,032
Other	119	270	626

Total interest income	31,609	37,069	39,950

Interest expense:
Deposits:
Checking deposits	554	993	1,681
Savings deposits	246	493	567
Money market deposits	557	939	1,249
Certificates of deposit	5,392	7,803	13,601
Federal funds purchased and securities sold under agreements to repurchase	49	65	223
FHLB advances payable	4,998	4,256	1,929
Notes payable	174	325	717
Subordinated debtentures	1,508	1,508	590

Total interest expense	13,478	16,382	20,557

Net interest income before provision for loan losses	18,131	20,687	19,393
Provision for loan losses	(1,790)	(1,434)	(1,435)

Net interest income after provision for loan losses	16,341	19,253	17,958
Non-interest income:
Service charges	3,573	3,677	3,644
Trust fees	608	595	554
Insurance agency commissions	4,454	324	—
Gain on sales of mortgage loans	2,788	2,364	1,762
Gain on sales of investment securities	294	72	6
Gain on sale of branch assets	—	452	—
Bank owned life insurance income	892	1,011	449
Other	1,807	1,669	1,509

Total non-interest income	14,416	10,164	7,924

Non-interest expenses:
Salaries and employee benefits	13,791	11,850	10,572
Occupancy and equipment	2,769	2,368	2,312
Data processing	2,141	1,910	1,754
Professional fees	1,143	1,073	1,111
Marketing	428	267	277
Supplies	439	368	368
Goodwill amortization	—	—	354
Intangible asset amortization	998	1,073	866
Disposal of branch assets	258	—	—
Conversion	59	6	246
Other	3,731	3,377	3,026

Total noninterest expenses	25,757	22,292	20,886

Income before income taxes	5,000	7,125	4,996
Income taxes	(1,208)	(2,419)	(1,462)

Net income	$3,792	$4,706	$3,534

Shares applicable to basic income per share	4,095,903	4,145,820	3,989,098
Basic income per share	$0.93	$1.14	$0.89
Shares applicable to diluted income per share	4,131,381	4,165,400	3,996,327
Diluted income per share	$0.92	$1.13	$0.88

See accompanying notes to the consolidated financial statements.

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2003, 2002, and 2001

(In thousands)

	2003	2002	2001
Net income	$3,792	$4,706	$3,534
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $(970), $1,670, and $277 in 2003, 2002, and 2001, respectively	(1,877)	3,295	486
Reclassification adjustment for gains (losses) included in net income net of tax of $(100) $(24), and $(2) in 2003, 2002, and 2001, respectively	(194)	(48)	(4)
Cumulative effect of change in accounting principle, net of tax of $101	—	—	196

Other comprehensive income (loss), net	(2,071)	3,247	678

Comprehensive income	$1,721	$7,953	$4,212

See accompanying notes to the consolidated financial statements.

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholder's Equity

Years ended December 31, 2003, 2002, and 2001

(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total stockholders' equity
Balance, December 31, 2000	$25,324	$103	$16,771	$(2,442)	$43	$39,799
Treasury stock purchased (3,295 shares)	—	—	—	(24)	—	(24)
Common stock issued in connection with compensation plans (597 shares)	6	—	—	—	—	6
Common stock issued for acquisitions (250,000 shares)	1,814	—	—	—	—	1,814
Contribution of shares of treasury stock to Company ESOP (50,000 shares)	—	(35)	—	410	—	375
Net income	—	—	3,534	—	—	3,534
Dividends ($0.20 per share)	—	—	(812)	—	—	(812)
Other comprehensive income (loss), net of $376 in taxes	—	—	—	—	678	678

Balance, December 31, 2001	27,144	68	19,493	(2,056)	721	45,370
Treasury stock purchased (119,683 shares)	—	—	—	(1,177)	—	(1,177)
Common stock issued in connection with compensation plans (8,068 shares)	49	—	—	—	—	49
Common stock issued in connection with noncompete agreement (20,000 shares)	200	—	—	—	—	200
Contribution of shares of treasury stock to Company ESOP (20,000 shares)	—	6	—	199	—	205
Increase in additional paid in capital in connection with compensation plans	—	137	—	—	—	137
Net income	—	—	4,706	—	—	4,706
Dividends ($0.22 per share)	—	—	(909)	—	—	(909)
Other comprehensive income (loss), net of $1,646 in taxes	—	—	—	—	3,247	3,247

Balance, December 31, 2002	27,393	211	23,290	(3,034)	3,968	51,828
Treasury stock purchased (50,800 shares)	—	—	—	(564)	—	(564)
Common stock issued in connection with compensation plans (7,428 shares)	55	—	—	—	—	55
Contribution of shares of treasury stock to Company ESOP (35,300 shares)	—	55	—	386	—	441
Increase in additional paid in capital in connection with compensation plans	—	26	—	—	—	26
Net income	—	—	3,792	—	—	3,792
Dividends ($0.27 per share)	—	—	(1,103)	—	—	(1,103)
Other comprehensive income (loss), net of $(1,070) in taxes	—	—	—	—	(2,071)	(2,071)

Balance, December 31, 2003	$27,448	$292	$25,979	$(3,212)	$1,897	$52,404

See accompanying notes to the consolidated financial statements.

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$3,792	$4,706	$3,534
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,790	1,434	1,435
Depreciation and amortization	4,593	3,299	2,051
Contribution of treasury stock shares to ESOP	441	205	375
Deferred income taxes	(359)	681	(49)
Noncash compensation expense	26	137	—
Change in bank owned life insurance	(788)	(781)	—
Net (gain) loss on sales of investment securities	(294)	(72)	(6)
Net gain on sales of mortgage loans	(2,788)	(2,364)	(1,762)
Net loss (gain) on sales of assets acquired through foreclosure	73	3	(4)
Net gain on sale of branch assets	—	(452)	—
Net gain on sale of credit card portfolio	—	—	(10)
Proceeds from sale of credit card portfolio	—	—	1,187
Disposal of branch assets	258	—	—
Proceeds from sale of mortgage loans	132,436	121,491	62,020
Origination of mortgage loans for sale	(121,264)	(114,143)	(75,242)
Net increase in other assets	(5,838)	(250)	(1,382)
Net (decrease) increase in accrued expenses and other liabilities	5,203	(1,863)	1,072

Net cash provided by (used in) operating activities	17,281	12,031	(6,781)

Cash flows from investing activities:
Net (increase) decrease in loans	(16,400)	(175)	15,461
Proceeds from sale of investment securities available-for-sale	5,686	9,239	34
Proceeds from maturities and principal reductions of investment securities available-for-sale	127,556	68,083	64,678
Purchases of investment securities available-for-sale	(135,706)	(108,540)	(97,361)
Purchase of premises and equipment, net	(3,296)	(1,864)	(873)
Proceeds from sales on assets acquired through foreclosure	641	390	944
Purchase of bank owned life insurance	—	—	(15,650)
Cash (paid) received for acquisitions and dispositions, net	—	(35,374)	8,181

Net cash (used in) provided by investing activities	(21,519)	(68,241)	(24,586)

Cash flows from financing activities:
Net (decrease) increase in deposits	(9,446)	25,955	(12,038)
Net (decrease) increase in federal funds purchased and securities sold under agreement to repurchase	2,896	(5,985)	3,033
Payments on Federal Home Loan Bank advances	(1,097)	(2,107)	(4,511)
Proceeds from Federal Home Loan Bank advances	—	40,000	48,000
Payments on notes payable	(3,540)	(3,990)	(9,825)
Proceeds of notes payable	200	800	5,045
Subordinated debentures	—	—	16,005
Common stock issued	55	249	6
Purchase of treasury stock	(564)	(1,177)	(24)
Dividends paid on common stock	(1,022)	(872)	(796)

Net cash provided by (used in) financing activities	(12,518)	52,873	44,895

Net change in cash and cash equivalents	(16,756)	(3,337)	13,528
Cash and cash equivalents at beginning of the year	35,558	38,895	25,367

Cash and cash equivalents at end of the year	$18,802	$35,558	$38,895

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$13,596	$21,120	$21,267
Income taxes	2,055	2,892	715
Noncash activities related to operations:
Transfer of securities from held-to-maturity to available-for-sale	$—	$—	$25,161
Assets acquired through foreclosure	549	1,250	1,840
Loans to facilitate the sale of real estate acquired through foreclosure	521	417	60
Noncash activities related to acquisitions and disposals:
Operating activities:
(Decrease) in other assets	$(45)	$—	$—
Investing activities:
(Decrease) increase in investments	—	(15,480)	13,563
Net (decrease) increase in loans receivable	—	(9,668)	30,070
(Decrease) increase in premises and equipment	(213)	(91)	1,411
Financing activities:
(Decrease) increase in deposits	—	(58,101)	57,594

See accompanying notes to the consolidated financial statements.

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(1)   Summary of Significant Accounting Policies

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies used in presenting the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries, Team Financial Acquisition Subsidiary, Inc., including TeamBank, N.A. and its subsidiaries, and Post Bancorp including Colorado National Bank. All material inter-company transactions, profits, and balances are eliminated in consolidation.

Financial Statement Presentation and Use of Estimates

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting years. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to confirm with current year presentations.

Cash and Cash Equivalents

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

Loans

Loans are stated at unpaid principal balances, reduced by unearned fees. Interest on loans is accrued and credited to income as it is earned using the simple interest method on daily balances of the principal amount outstanding. However, interest is generally not accrued on loans over 90 days contractually delinquent. Accrued interest income is reversed when a loan is placed on nonaccrual status. Fees received on loans in excess of amounts representing the estimated cost of origination are deferred and credited to income using the interest method.

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

Allowances for Loan Losses

We account for impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting By Creditors For Impairment Of A Loan, as amended by SFAS No. 118, Accounting By Creditors For Impairment Of A Loan—Income Recognition And Disclosures. SFAS No. 114 generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate at the date of initial impairment, or, as a practical expedient, at the loan's observable market prices or fair value of the collateral if the loan is collateral dependent. SFAS No. 114 indicates that a creditor should evaluate the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual.

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

Management believes that the allowance for loan losses as of December 31, 2003 is adequate. However, additions to or recaptures from the allowances may be necessary based upon changes in economic conditions, borrower financial status, the regulatory environment, real estate values, and loan portfolio size and composition. Many of these factors are beyond our control and, accordingly, periodic provisions for estimated loan losses may vary from time to time.

Real Estate Owned

Real estate acquired through foreclosure is initially recorded at the lower of cost or fair value less estimated cost to sell. If fair value less cost to sell is less than amortized cost, a charge against the allowance for estimated loan losses is recorded at property acquisition. Declines in property value subsequent to acquisition are charged to operations.

Recognition of gains on the sale of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property and the terms of the sale and potential financing. These criteria are presented within SFAS No. 66 Accounting For Sales Of Real Estate, and Accounting Principal Board No. 21, Interest On Receivables and Payables. Under certain circumstances, a gain on sale of real estate, or a portion thereof, may be deferred until the criteria are met. Losses on disposition of real estate, including expenses incurred in connection with the disposition, are charged to operations.

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

Goodwill and Other Intangible Assets

Goodwill resulting from the acquisition of bank branches and subsidiaries represents the excess of the purchase price over the fair value of the net assets acquired or net liabilities assumed. Goodwill arising from acquisitions consummated prior to the adoption of SFAS No. 142 Goodwill and Other Intangible Assets on July 1, 2001 was amortized straight-line over periods ranging from ten to twenty years. Effective July 1, 2001, we adopted certain provisions of SFAS 142 related to business combinations consummated after June 30, 2001. Effective January 1, 2002, we adopted the provisions of SFAS 142 related to business combinations before June 30, 2001, amended by SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS 142, amended by SFAS 147, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. It also requires intangible assets with estimated useful lives be amortized to their estimated residual values, and be reviewed for impairment.

Core deposit intangible assets resulting from the acquisition of bank branches and subsidiaries represent the fair value assigned to core deposits assumed. Core deposit intangible assets are amortized using a straight-line or accelerated basis over periods ranging from seven to fifteen years.

Agency expiration intangible asset resulting from the acquisition of an insurance agency represents the fair value assigned to the existing customer list of the insurance agency acquired. Agency expiration intangible assets are amortized using a straight-line basis over a period of ten years.

Non-compete agreement intangible assets reflect the consideration paid to individuals for contracts not to compete with us in our markets. Non-compete agreement intangible assets are amortized over the life of the contract.

Bank Owned Life Insurance

Bank owned life insurance is recorded at the cash surrender value of the underlying policies. Income on the investments in the policies, net of insurance costs, is recorded as non-interest income.

Insurance Agency Commissions

Insurance agency commissions are recorded as of the effective date of insurance coverage or the billing date, whichever is later. Contingent commissions and commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received, which is our first notification of amounts earned.

Income Taxes

We file consolidated federal income tax returns. Certain income and expense items are treated differently for financial reporting purposes than for income tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income per Share

Basic income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The shares used in the calculation of basic and diluted income per share are shown below:

	December 31,
	2003	2002	2001
Weighted average common shares outstanding	4,095,903	4,145,820	389,098
Stock options	35,478	19,580	7,229

Diluted shares outstanding	4,131,381	4,165,400	396,327

Recent Accounting Developments

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46). FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's financial statements. VIEs are generally defined in FIN 46 as entities that either do not have sufficient equity to finance their activities without support from other parties or whose equity investors lack a controlling financial interest. In December 2003, the FASB issued a revised FIN 46 (FIN 46R), which required public companies to apply FIN 46 to special purpose entities by periods ending after December 15, 2003. We have a statutory trust, Team Financial Capital Trust I (the "Trust"), that was formed for the purpose of issuing Trust Preferred Securities (see note 11). As a result of applying FIN 46R, the Trust is not consolidated in the financial statements of Team Financial, Inc. The impact of deconsolidating the Trust was reporting $16 million in subordinated obligation by Team Financial, Inc., representing $15.5 million in subordinated debentures issued by Team Financial, Inc. in 2001, solely held by the Trust, and $480,000 of common interest, on the financial statements of Team Financial Inc. The

$15.5 million Trust Preferred Securities issued by the Trust in 2001 will remain on the records of the Trust. The $480,000 subordinated obligation reported by Team Financial Inc. is offset by an identical amount representing Team Financial, Inc.'s investment in the Trust and is included in other assets.

We continue to include the preferred securities in our Tier I capital for regulatory capital purposes until notice is given to the contrary.

In connection with the adoption of FIN 46R, we have restated our financial statements for the year ended December 31, 2002.

The FASB issued Statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments. The adoption of this statement did not have a significant impact on our consolidated financial statements.

In May 2003, FASB issued Statement No. 150, Accounting for Certain Financial Instruments with characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 requires that an issuer classify financial instruments that are within its scope as a liability, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer's equity shares, or are indexed to such an obligation and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuers settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligations is predominately based on a fixed amount, variations in something other than the fair value of the issuer's equity share or variations inversely related to changes in the fair value of the issuer's equity shares; and (iv) certain freestanding financial instruments. Statement No. 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of Statement No. 150 in July 2003 did not have a significant impact on our consolidated financial statements.

(2)   Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities are presented below:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
	(In thousands)
Available for sale:
Debt securities:
U.S. Agency securities	$77,234	$911	$(336)	$77,809
Mortgage-backed securities	91,411	1,629	(352)	92,688
Nontaxable municipal securities	31,352	889	(156)	32,085
Taxable municipal securities	1,002	79	—	1,081
Other debt securities	8,128	194	(3)	8,319

Total debt securities	209,127	3,702	(847)	211,982
Equity securities	9,250	36	(16)	9,270

Total available for sale securities	$218,377	$3,738	$(863)	$221,252

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
	(In thousands)
Available for sale:
Debt securities:
U.S. Agency securities	$53,020	$1,979	$—	$54,999
Mortgage-backed securities	123,574	2,835	—	126,409
Nontaxable municipal securities	25,562	1,032	(16)	26,578
Taxable municipal securities	1,002	89	—	1,091
Other debt securities	6,147	64	—	6,211

Total debt securities	209,305	5,999	(16)	215,288
Equity securities	8,731	41	(8)	8,764

Total available for sale securities	$218,036	$6,040	$(24)	$224,052

Equity securities consist primarily of Federal Home Loan Bank and Federal Reserve Bank stock.

Gross realized gains and losses on sale of investment securities available for sale are summarized as follows:

	Year ended December 31
	2003	2002	2001
	(In thousands)
Gain on sales of investment securities available for sale	$300	$72	$6
Loss on sales of investment securities available for sale	6	—	—

Net gain on sales of investment securities available for sale	$294	$72	$6

Proceeds from the sale of investment securities available for sale	$5,686	$9,239	$34

Information on temporarily impaired securities at December 31, 2003, segregated by those investments that have been in continuous unrealized loss position for less than 12 months and those investments that have been in continuous unrealized loss position for 12 months or longer, is summarized as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Description of securities
Debt securities:
U. S. Agency securities	$26,347	$(336)	$—	$—	$26,347	$(336)
Mortgage-backed securities	38,970	(352)	—	—	38,970	(352)
Nontaxable municipal securities	6,558	(144)	1,089	(12)	7,647	(156)
Taxable municipal securities	—	—	—	—	—	—
Other debt securities	108	(3)	—	—	108	(3)

Total debt securities	71,983	(835)	1,089	(12)	73,072	(847)
Equity securities	1,288	(8)	4	(8)	1,292	(16)

Total temporarily impaired securities	$73,271	$(843)	$1,093	$(20)	$74,364	$(863)

The table above represents 122 investment securities where the current fair value is less than the related amortized cost. The unrealized losses on these temporarily impaired securities are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and changes in the level of prepayments for mortgage-back securities.

Contractual maturities of investment securities classified as available-for-sale are listed in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2003		December 31, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Available-for-sale:
Due less than one year	$11,628	$11,865	$12,207	$12,443
Due after one through five years	44,297	45,070	51,555	53,634
Due after five through ten years	31,092	31,716	16,650	17,401
Due after ten years	122,110	123,331	128,893	131,810
Equity investments	9,250	9,270	8,731	8,764

	$218,377	$221,252	$218,036	$224,052

At December 31, 2003, securities with amortized cost of approximately $173,912,000 and fair value of approximately $176,380,000 were pledged as collateral to creditors, collateral for repurchase agreements, collateral for public funds on deposits and for other purposes as required by law. At December 31, 2002 securities with amortized cost of approximately $176,491,000 and fair value of approximately $181,800,000 were pledged.

(3)   Loans

Major classifications of loans at December 31, 2003 and 2002 are as follows:

	December 31, 2003
	Fixed	Adjustable	Total	Percent of Total Loans
	(Dollars in thousands)
Loans receivable:
Loans secured by real estate:
One to four family	$31,618	$62,093	$93,711	26.9%
Construction and land development	35,321	8,427	43,748	12.6
Nonfarm, nonresidential	55,353	48,215	103,568	29.8
Farmland	3,110	8,873	11,983	3.4
Multifamily	1,200	1,978	3,178	0.9
Commercial and industrial	33,090	23,626	56,716	16.3
Agricultural	5,468	8,550	14,018	4.0
Installment loans	15,422	144	15,566	4.5
Obligations of state and political subdivision	3,180	1,398	4,578	1.3
Lease financing receivables	1,675	—	1,675	0.5

Gross loans	185,437	163,304	348,741	100.2
Less unearned fees	646	—	646	0.2

Total loans receivable	$184,791	$163,304	$348,095	100.0%

	December 31, 2002
	Fixed	Adjustable	Total	Percent of Total Loans
	(Dollars in thousands)
Loans receivable:
Loans secured by real estate:
One to four family	$51,426	$51,247	$102,673	30.1%
Construction and land development	28,019	10,698	38,717	11.3
Nonfarm, nonresidential	45,070	39,681	84,751	24.9
Farmland	5,611	6,960	12,571	3.7
Multifamily	356	964	1,320	0.4
Commercial and industrial	25,422	30,302	55,724	16.3
Agricultural	4,914	11,197	16,111	4.7
Installment loans	21,154	159	21,313	6.3
Obligations of state and political subdivision	3,692	2,640	6,332	1.9
Lease financing receivables	790	1,281	2,071	0.6

Gross loans	186,454	155,129	341,583	100.2
Less unearned fees	597	—	597	0.2

Total loans receivable	$185,857	$155,129	$340,986	100.0%

Included in one-to-four family real estate loans are mortgage loans held for sale of approximately $1,148,000 and $10,329,000 at December 31, 2003 and 2002, respectively.

A summary of nonperforming assets is as follows:

	December 31
	2003	2002
	(In thousands)
Nonperforming assets:
Nonaccrual loans:
Real estate loans	$4,464	$1,549
Commercial, industrial, and agricultural	890	1,665
Installment loans	106	199
Lease financing receivables	21	—

Total nonaccrual loans	5,481	3,413

Loans past due 90 days or more still accruing:
Real estate loans	400	799
Commercial, industrial, and agricultural	223	362
Installment loans	18	2

Total past due 90 days or more still accruing	641	1,163

Restructured loans	1,138	—

Total nonperforming loans	7,260	4,576
Assets acquired through foreclosure	1,117	1,770

Total nonperforming assets	$8,377	$6,346

An analysis of impaired loans is summarized as follows:

	Accrual status		Nonaccrual status		Total impaired loans
	Principal	Specific Allowances	Principal	Specific Allowances	Principal	Specific Allowances
	(In thousands)
December 31, 2003	$641	$435	$5,481	$1,048	$6,122	$1,483
December 31, 2002	1,163	637	3,413	582	4,576	1,219

Average investment in impaired loans was $6,683,000 and $5,514,000 during the years ending December 31, 2003 and 2002, respectively.

Activity related to loans made to our directors and executive officers during 2003 is presented below. Such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateralization (in thousands):

Loans to executive officers at January 1, 2003	$981
Additions	575
Amounts collected	(654)

Balance at December 31, 2003	$902

Our primary market areas in Kansas are Miami County, Allen County, Franklin County Labette County, Johnson County, Dickinson County and surrounding counties. The primary market areas in Nebraska are Washington County, and Sarpy County. The primary market areas in Colorado are El Paso County and

Teller County along the front range of the Colorado Rocky Mountains and in Missouri the primary market areas are Vernon County and Barton County. The majority of the loans made by our subsidiary banks are within these primary market areas.

(4)   Mortgage Banking Activities

We service first mortgage loans for secondary investors. Escrow balances are held on deposit for first mortgage loans serviced in our subsidiary banks. The aggregate first mortgage loans serviced and escrow balances held are as follows:

	December 31
	2003	2002
	(In thousands)
Mortgage loans serviced	$127,700	$131,742
Escrow deposits	553	230

Included in gain on sales of mortgage loans are capitalized mortgage servicing rights. A summary of the net mortgage servicing rights, which are included in intangible assets for the years ended December 31, 2003, 2002, and 2001 is as follows:

	December 31
	2003	2002	2001
	(In thousands)
Balance January 1	$637	$759	$807
Mortgage servicing rights capitalized during the year	288	660	767
Amortization	(510)	(541)	(728)
Valuation adjustment (impairment)	241	(241)	(87)

Balance December 31	$656	$637	$759

Service fees earned (net of amortization of capitalized mortgage servicing rights), included in other income, were approximately $329,000 for the years ended December 31, 2003, 2002 and 2001.

(5)   Allowance for Loan Losses

A summary of the allowances for loan losses for the years ended December 31, 2003, 2002, and 2001 is as follows:

	December 31
	2003	2002	2001
	(In thousands)
Balance, beginning of year	$4,611	$4,392	$3,911
Provision for loan losses	1,790	1,434	1,435
Charge-offs	(2,247)	(1,575)	(1,685)
Recoveries	352	360	349
Allowance related to acquisitions	—	—	382

Balance, end of year	$4,506	$4,611	$4,392

(6)   Premises and Equipment, Net

Major classifications of bank premises and equipment at December 31, 2003 and 2002 are summarized as follows:

	December 31
	2003	2002
	(In thousands)
Land	$3,020	$2,615
Bank premises	12,528	11,057
Furniture, fixtures, and equipment	10,367	9,218

	25,915	22,890
Less accumulated depreciation	11,783	10,671

	$14,132	$12,219

Depreciation expense aggregating $1,175,000, $917,000, and $968,000 for the years ended December 31, 2003, 2002, and 2001, respectively, has been included in occupancy and equipment expense in the accompanying consolidated statements of operations.

Team Financial, Inc. has operating leases extending to 2010 for rental of certain buildings. Rent expense related to the leases was approximately $270,500 during 2003, $120,100 during 2002 and $107,100 during 2001. Following is a summary of future minimum lease payments for years following December 31, 2003:

Amount In thousands
2004	$277
2005	276
2006	259
2007	255
2008	173
Thereafter	248

1,488

(7)   Goodwill and Intangible Assets

The following table presents the original cost and accumulated amortization of intangible assets.

	December 31
	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)		(In thousands)
Core deposit intangible	$6,400	$2,626	$6,400	$2,148
Agency expirations	1,309	140	1,349	5
Noncompete agreements	350	119	350	4
Mortgage servicing rights	2,340	1,684	1,905	1,268

Total intangible assets	$10,399	$4,569	$10,004	$3,425

Expected amortization expense for intangible assets that will continue to be amortized under SFAS 142, amended by SFAS 147, is as follows:

	Estimated amortization expense
	Core Deposit Intangible	Mortgage Servicing Rights	Agency Expirations	Noncompete Agreements	Total
	(In thousands)
Year ending December 31, 2004	$468	$156	$130	$112	$866
Year ending December 31, 2005	463	126	130	40	759
Year ending December 31, 2006	463	126	130	40	759
Year ending December 31, 2007	463	126	130	39	758
Year ending December 31, 2008	440	124	130	—	694

Goodwill at December 31, 2003 increased $131,000 from December 31, 2002 as a result of adjustments to the purchase price allocation in the first quarter 2003 related to The Quarles Agency, Inc. acquisition on December 18, 2002. There was no impairment to goodwill recorded for the years ended December 31, 2003 and 2002.

2003
(In thousands)
Balance as of January 1	$14,407
Goodwill acquired during year	131

Balance as of December 31	$14,538

As required by SFAS 142, we discontinued recording goodwill amortization effective January 1, 2002. The following tables compare results of operations as if no goodwill amortization had been recorded in 2001.

	Year ended December 31
	2003	2002	2001
	(In thousands, except per share data)
Reported net income	$3,792	$4,706	$3,534
Add back goodwill amortization	—	—	354

Adjusted net income	$3,792	$4,706	$3,888

Basic income per share	$0.93	$1.14	$0.89
Add back goodwill amortization	—	—	0.08

Adjusted net income	$0.93	$1.14	$0.97

Diluted income per share	$0.92	$1.13	$0.88
Add back goodwill amortization	—	—	0.08

Adjusted net income	$0.92	$1.13	$0.96

(8)   Deposit Accounts

Deposits are summarized as follows:

	December 31
	2003	2002
	(In thousands)
Demand:
Noninterest bearing	$62,386	$62,950
Interest bearing:
NOW	103,062	109,936
Money market	47,804	54,485

	150,866	164,421

Total demand	213,252	227,371
Savings	32,715	31,212
Time	200,192	197,022

Total deposits	$446,159	$455,605

Time deposits of $100,000 and over	$56,433	$47,020

Principal maturities of time deposits at December 31, 2003 are as follows:

Amount
(In thousands)
Year:
2004	$145,001
2005	31,460
2006	11,692
2007	6,370
2008	5,650
Thereafter	19

$200,192

(9)   Securities Sold under Agreements to Repurchase

Our obligation to repurchase securities sold at December 31, 2003 and 2002 aggregated approximately $7,297,000 and $4,401,000, respectively. Information concerning securities sold under agreements to repurchase is as follows:

	December 31
	2003	2002
	(Dollars in thousands)
Average monthly balance during the year	$5,111	$4,221
Weighted average interest rate during the year	0.82%	1.28%
Maximum month-end balance during the year	$7,297	$5,919

At December 31, 2003, such agreements were secured by investment securities. A safekeeping agent under our control maintains pledged securities.

(10) Advances from the Federal Home Loan Bank and Notes Payable

Following is a summary of the advances from the Federal Home Loan Bank and notes payable at December 31:

	2003	2002
	(In thousands)
Note payable, interest floating at 2% over one month LIBOR (3.12%) at December 31, 2003 and 1.75% over one month LIBOR (3.19%) at December 31, 2002; due April 30, 2006; secured by common stock of subsidiary banks	$2,550	$3,125
Borrowing under a line of credit, interest floating at 2.00% over one month LIBOR (3.12% and 3.44% at December 31, 2003 and 2002); due April 30, 2004; secured by common stock of subsidiary banks; maximum credit limit as of December 31, 2003 was $8,000,000	550	3,300
Non-interest bearing unsecured notes payable, due in 2004	15	30
Federal Home Loan Bank borrowings by certain subsidiary banks at interest rates ranging from 2.62% to 7.09%; maturities ranging from 2004 to 2013; secured by real estate loans, investments securities, and Federal Home Loan Bank stock	111,234	112,331

	$114,349	$118,786

As of December 31, 2003, we had $550,000 outstanding on the $8,000,000 line of credit with an available balance of $7,450,000. Interest of .1875% is payable on unused line of credit amounts. Subsequent to December 31, 2003, management renegotiated the note payable and line of credit, which resulted in combining the term note payable into the line of credit and reducing the maximum credit limit to $6,000,000. The interest rate of 3.12% payable on outstanding balances and .1875% payable on unused amounts remained unchanged. The new line of credit matures June 30, 2004.

Our subsidiary banks maintain lines of credit with the Federal Home Loan Bank approximating $153,832,000. As of December 31, 2003, our subsidiary banks had $111,234,000 outstanding on the line of credit and $29,000,000 of letters of credit with an available balance of approximately $13,600,800.

Principal maturities on advances from the Federal Home Loan Bank and long-term notes payable at December 31, 2003 were as follows:

Amount
(In thousands)
Year:
2004	$12,600
2005	6,261
2006	4,350
2007	10,000
2008	—
Thereafter	80,573

$113,784

(11) Subordinated Debentures

On August 10, 2001, Team Financial Capital Trust I (the Trust), a Delaware business trust formed by Team Financial, Inc., completed the sale of $15.5 million 9.50% Cumulative Trust Preferred Securities. The Trust used the net proceeds from the offering to purchase a like amount of Team Financial, Inc.'s 9.50% subordinated debentures. The debentures, maturing August 10, 2031, are the sole assets of the Trust. In exchange for the capital contribution made to the Trust by Team Financial, Inc. upon formation, Team Financial, Inc. owns all 48,016 common securities of the Trust.

In December 2003, the FASB issued FIN 46R, which we implemented December 31, 2003. Prior to the implementation of FIN 46, the Trust was consolidated in the financial statements of Team Financial, Inc., which resulted in the elimination of the subordinated debt and our investment in the Trust. As a result of applying FIN 46R, the Trust is no longer consolidated in the financial statements. The impact of deconsolidating the Trust was reporting $16 million in subordinated obligation, representing $15.5 million in subordinated debentures issued by Team Financial, Inc. and $480,000 of common interest, on the financial statements of Team Financial, Inc at December 31, 2003 and 2002. The $15.5 million preferred securities issued by the Trust will remain on the records of the Trust. The $480,000 subordinated obligation reported by Team Financial, Inc. is offset by an identical amount representing Team Financial, Inc.'s investment in the Trust and is included in other assets. We continue to include the Trust Preferred Securities in our Tier I capital for regulatory capital purposes until notice is given to the contrary.

Total expenses associated with offering the preferred securities of the Trust, paid by Team Financial, Inc., approximated $1.0 million and are reflected in Team Financial Inc.'s financial statements. The costs are included in "Other Assets" and are being amortized on a straight-line basis to interest expense over the life of the debentures.

The Trust Preferred Securities accrue and pay distributions quarterly at annual rates of 9.50% of the stated liquidation amount of $10 per preferred security. We have fully and unconditionally guaranteed all of the obligations of the Trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Trust Preferred Securities.

The Trust Preferred Securities are mandatorily redeemable upon the maturity of the debentures on August 10, 2031 or upon earlier redemption as provided in the Indentures. We have the right to redeem the debentures, in whole or in part, on or after August 10, 2006 at a redemption price specified in the Indentures plus any accrued but unpaid interest to the redemption date.

(12) Employee Benefit Plans

Eligible employees participate in an employee stock ownership plan (ESOP). ESOP contributions charged to salaries and benefits expense were approximately $441,400 in 2003, and $375,000 in 2002 and 2001. The 2003 contribution was made contributing 33,000 shares of common stock with a fair value of $12.50 per share and 2,300 shares with fair value of $12.55. The 2002 contribution was made contributing $170,000 in cash and 20,000 shares of common stock with a fair value of $10.25 per share. The 2001 contribution was made by contributing 50,000 shares of common stock with a fair value of $7.50 per share.

Employees have the opportunity to purchase our common stock pursuant to Section 423 of the Internal Revenue Code through the employee stock purchase plan. We issued 4,678 shares in January 2003 in exchange for cash of $33,000. We issued 5,565, and 597 shares in January 2002 and 2001, respectively, in exchange for cash of $33,100, and $6,000.

Under various performance incentive programs, employees may be granted awards for their performance based on certain financial and growth targets determined by management. Bonus awards are at the discretion of the Compensation Committee and may consist of cash, common stock, or a combination thereof. We charged $46,500, $551,600, and $435,800 to salaries and benefits expense as a result of this bonus program in 2003, 2002, and 2001, respectively.

Employees meeting certain conditions are eligible to participate in the Team Financial, Inc. 401(k) Savings Plan immediately upon their employment date. We match 50% of the first 6% of deferred compensation that employees contribute to the Plan. Team Financial, Inc.'s contributions vest ratably over five years. We charged $210,600, $165,200, and $162,000 to salaries and benefits expense as a result of this program in 2003, 2002, and 2001, respectively.

Employees meeting certain conditions are eligible to participate in the Stock Incentive Plan (the Plan). The selection of participants will be solely within the discretion of the board of directors. The stock incentive awards authorized to be distributed under the Plan on a stand alone, combination, or tandem basis are (i) stock options, (ii) stock appreciation rights, (iii) other stock based awards. Pursuant to the Plan, 470,000 shares of Team Financial, Inc. common stock are reserved for issuance under the stock option components of the Plan. We granted stock options to acquire 35,000 shares of common stock for $10.10 per share and 14,750 shares of common stock for $12.41 per share during 2003, 35,000 shares of common stock for $8.32 per share and 22,950 shares of common stock for $10.10 per share during 2002, and 13,600 shares of common stock for $8.32 per share and 35,000 for $6.62 per share during 2001. We charged $125,600 and $136,900 to compensation expense during 2003 and 2002, respectively, in connection with stock options to acquire shares of common stock granted below market value. There was no charge to compensation expense in 2001 related to stock options granted below market value.

We apply Accounting Principals Board (APB) Opinion No. 25 and related interpretations in accounting for the Stock Incentive Plan. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of our stock at the date of grant over the amount the employee must pay to acquire the stock.

Had compensation costs for the stock option components of the Plan been determined based upon the fair value at the date of grant consistent with SFAS No. 123, Accounting For Stock Based Compensation, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year ended December 31
	2003	2002	2001
	(Dollars in thousands, except per share data)
Net income:
As reported	$3,792	$4,706	$3,534
Compensation cost, net	937	581	273

Pro forma	$2,855	$4,125	$3,261

Basic earnings per share:
As reported	$0.93	$1.14	$0.89
Pro forma	0.70	0.99	0.82
Diluted earnings per share:
As reported	$0.92	$1.13	$0.88
Pro forma	0.69	0.99	0.82
Shares applicable to basic earnings per share	4,095,903	4,145,820	3,989,098
Shares applicable to diluted earnings per share	4,131,423	4,165,400	3,996,327

The fair value of options granted was estimated using the following weighted average information; risk free interest rate of 4.26% for 2003, 3.82% for 2002, and 5.17% for 2001; an expected life of 10 years; expected volatility of stock price of 16.13% for 2003, 15.33% for 2002, and 15.85% for 2001; and expected dividends of 2.45% per year for 2003, 1.16% for 2002, and 2.50% for 2001.

In July of 2001, our board of directors approved a nonqualified salary continuation plan for executive officers whereby the executive officer will receive monthly benefits for ten years commencing with the month after retirement. The monthly benefits accrue based upon a stated percentage ranging from 25% to 65% of the highest consecutive ten year average of the participant's salary. In the event of death of the participant, the plan provides a continuing benefit to the spouse based on a vesting schedule defined by a percentage of the participant's age. Our subsidiary banks charged $246,600, $228,200 and $102,000 to salary and benefits expense for 2003, 2002 and 2001, respectively, as a result of this program. In connection with the plan, we have recorded a liability of $552,200 and $305,600 at December 31, 2003 and 2002.

In January of 2002, our board of directors approved a nonqualified deferred compensation plan for executive officers whereby the executive officer may defer a stated percentage of salary ranging from 2% of compensation to 10% of compensation. The deferral amounts are matched by us based on a stated percentage ranging from 15% to 25%. We accrue interest on the deferral amounts based on a modified return on equity calculation, which includes our return on equity, net of agency expiration intangible asset amortization and core deposit intangible asset amortization. Our subsidiary banks charged $22,600 and $24,000 during 2003 and 2002, respectively to salary and benefits expense as a result of this program.

(13) Income Taxes

Total income tax expense for 2003, 2002, and 2001 was allocated as follows:

	2003	2002	2001
Income from continuing operations	$1,208	$2,419	$1,462
Other comprehensive income	(1,070)	1,646	376
Goodwill for initial recognition of acquired deferred tax liabilities	—	500	631

Total	$138	$4,565	$2,469

Income tax expense (benefit) attributable to income from operations for 2003, 2002, and 2001 consists of the following:

	2003	2002	2001
	(In thousands)
Current	$1,567	$1,738	$1,511
Deferred	(359)	681	(49)

Total	$1,208	$2,419	$1,462

Following is reconciliation between income tax expense attributable to income from operations and the amount computed by multiplying earnings before income taxes by the statutory federal income tax rate of 34%:

	2003	2002	2001
	(In thousands)
Expected federal income tax expense	$1,700	$2,423	$1,699
Interest on obligations of state and political subdivisions	(508)	(479)	(432)
State income taxes, net of federal tax benefit	176	272	178
Cash value increase of bank owned life insurance, net of premiums paid	(271)	(317)	(139)
Goodwill	—	449	121
Income tax benefit on dividends paid to ESOP	(87)	(80)	(78)
Other	198	151	113

Income tax expense attributable to income from operations	$1,208	$2,419	$1,462

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003, 2002, and 2001 are presented below:

	2003	2002	2001
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,532	$1,530	$1,239
Acquired net operating loss carryforwards	—	19	92
Deferred compensation	311	193	82
Self insurance accrual	139	71	71
Other	104	—	87
State taxes, net	—	—	6

Total gross deferred tax assets	2,086	1,813	1,577

Deferred liabilities:
Dividends from real estate investment trust	404	606	—
Net unrealized gain on securities available for sale	978	2,048	402
Agency expirations	398	451	—
Mortgage servicing rights	223	220	258
Premises and equipment	929	721	752
Core deposit intangible asset	130	162	210
FHLB stock	177	163	163
Carrying value of bonds due to acquisition	39	64	125
Other	—	22	—
State taxes, net	36	13	—

Total gross deferred tax liabilities	3,314	4,470	1,910

Net deferred tax liability	$(1,228)	$(2,657)	$(333)

During 2000, we began recapturing our tax bad debt reserves of approximately $1,230,000 that had previously been established under Internal Revenue Code Section 585. A portion of this amount has been included in taxable income in each of the four years since 2000 according to the appropriate provisions of the Code.

A valuation allowance for deferred tax assets was not necessary at December 31, 2003, 2002 or 2001.

We had deferred income for tax purposes related to our investment in a Real Estate Investment Trust because of a different tax year for a subsidiary entity. As a result of a new regulation promulgated by the Treasury Department in 2002, income of $606,000 will be included in taxable income ratably over a four-year period beginning in 2002. As a result of this change in tax law, we have deferred income taxes payable of $404,000 as of December 31, 2003, which will be paid ratably in the years ending December 31, 2004 and 2005.

(14) Fair Value of Financial Instruments

Fair value of financial instruments at December 31, 2003 and 2002, including methods and assumptions utilized, are set forth below:

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Cash and cash equivalents	$19,000	$19,000	$36,000	$36,000
Accrued interest receivable	4,000	4,000	4,000	4,000
Investment securities	221,000	221,000	224,000	224,000
Loans, net of unearned discounts and allowance for loan losses	344,000	346,000	336,000	339,000
Demand deposits	$62,000	$62,000	$63,000	$63,000
Money market and NOW deposits	151,000	151,000	165,000	165,000
Savings deposits	33,000	33,000	31,000	31,000
Time deposits	200,000	202,000	197,000	200,000

Total deposits	$446,000	$448,000	$456,000	$459,000

Accrued interest payable	$1,000	$1,000	$1,000	$1,000
Notes payable and FHLB advances	114,000	114,000	119,000	121,000
Subordinated debentures	16,000	18,000	16,000	17,000

Methods and assumptions

The estimated fair value of cash and cash equivalents has no stated maturity and is equal to the carrying value.

The estimated fair value of accrued interest receivable has no stated maturity and is equal to the carrying value.

The estimated fair value of investment securities is based on quoted market prices or bid quotations received from securities dealers.

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

The estimated fair value of accrued interest payable has no stated maturity and is equal to the carrying value.

The estimated fair value of fixed rate notes payable and Federal Home Loan Bank Advances is based on the discounted value of contractual maturities. The discount rate is estimated using the spread adjusted London Inter-bank Offering Rate (LIBOR). The carrying value of all floating rate notes payable and Federal Home Loan Bank Advances approximates fair value, as all these notes are based upon floating market rates, which approximate market rates.

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

(15) Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below for Team Financial Inc. and our subsidiary banks) of total risk-based and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of

Tier 1 capital to average assets. Management believes, as of December 31, 2003 and 2002, that the banks and Team Financial Inc. met all applicable capital adequacy requirements.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2003:
Team Financial, Inc.:
Risk-based capital (to risk weighted assets)	$50,826	12.16%	$33,442	8.00%
Tier 1 capital (to risk weighted assets)	46,320	11.08%	16,721	4.00%
Tier 1 capital (to average assets)	46,320	7.46%	24,829	4.00%
TeamBank, N.A.:
Risk-based capital (to risk weighted assets)	$43,535	11.96%	$29,118	8.00%	$36,397	10.00%
Tier 1 capital (to risk weighted assets)	39,557	10.87%	14,559	4.00%	21,838	6.00%
Tier 1 capital (to average assets)	39,557	7.53%	21,005	4.00%	26,256	5.00%
Colorado National Bank:
Risk-based capital (to risk weighted assets)	$8,707	16.72%	$4,166	8.00%	$5,208	10.00%
Tier 1 capital (to risk weighted assets)	8,179	15.71%	2,083	4.00%	3,125	6.00%
Tier 1 capital (to average assets)	8,179	8.74%	3,742	4.00%	4,677	5.00%
	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2002:
Team Financial, Inc.:
Risk-based capital (to risk weighted assets)	$47,786	12.17%	$31,407	8.00%
Tier 1 capital (to risk weighted assets)	43,175	11.00%	15,704	4.00%
Tier 1 capital (to average assets)	43,175	6.88%	25,095	4.00%
TeamBank, N.A.:
Risk-based capital (to risk weighted assets)	$43,000	12.30%	$27,978	8.00%	$34,972	10.00%
Tier 1 capital (to risk weighted assets)	38,767	11.09%	13,989	4.00%	20,983	6.00%
Tier 1 capital (to average assets)	38,767	7.41%	20,926	4.00%	26,158	5.00%
Colorado National Bank:
Risk-based capital (to risk weighted assets)	$8,339	18.33%	$3,640	8.00%	$4,550	10.00%
Tier 1 capital (to risk weighted assets)	7,950	17.47%	1,820	4.00%	2,730	6.00%
Tier 1 capital (to average assets)	7,950	7.80%	4,076	4.00%	5,095	5.00%

(16) Mergers and Acquisitions

On May 5, 2003, we closed one of our locations in Omaha, Nebraska. We recorded a $258,000 loss to terminate the building lease and dispose of the assets of the facility.

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

On December 18, 2002, we acquired 100% of the outstanding stock of The Quarles Agency, Inc., a 25-year old insurance agency. The total consideration paid to The Quarles Agency, Inc.'s shareholders was $6,850,000 in the form of $5,000,000 of cash at closing and the balance of the cash consideration of $1,850,000 plus interest thereon at the Prime Rate published in the Wall Street Journal minus one percent shall be paid in two annual contingent payments of $925,000 each. See footnote 17 for further information regarding the contingent payments.

The acquisition was accounted for using the purchase method of accounting, as required by SFAS 141. The results of operations from the date of purchase have been included in the consolidated financial statements.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition:

December 18, 2002
Cash and cash equivalents	$119
Accounts receivable	469
Reserve for bad debts and cancellations	(119)
Premises and equipment, net	259
Agency expirations	1,349
Goodwill	3,707
Other assets	1,381

Total assets acquired	7,165

Other liabilities	(2,165)

Total liabilities assumed	(2,165)

Net assets acquired	$5,000

The $1.3 million agency expirations intangible asset acquired has a useful life of approximately ten years. Neither the goodwill of $3.7 million or the agency expiration intangible assets of $1.3 million are deductible for tax purposes.

In January 2003, an adjustment to the purchase price allocation was recorded for approximately $131,000, resulting in an increase to goodwill to $3.8 million at December 31, 2003.

(17) Commitments, Contingencies and Off-Balance Sheet Risks

Team Financial, Inc. has commitments to extend credit to our customers of approximately $61,679,000 at December 31, 2003. Additionally, the contractual amount of standby letters of credit at December 31, 2003 was approximately $1,869,000. These commitments involve credit risk in excess of the amount stated in the consolidated balance sheet. Exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments.

Standby letters of credit are a conditional, but irrevocable form of guarantee issued to guarantee payment to a third party obligee upon default of payment by our customer. Standby letters of credit are initially issued for a period of one year, but can be extended depending on the customer's needs. As of December 31, 2003, the maximum remaining term for any standby letter of credit was December 2008. Since the credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers, Team Financial, Inc. uses the same credit policies in evaluating the creditworthiness of the customer and determining the required collateral.

We entered into a contingent contract in connection with the acquisition of The Quarles Agency, Inc. in 2002. Contingent upon an insurance agency revenue benchmark of $4,000,000 each year ending 2003 and 2004, The Quarles Agency, Inc.'s shareholders will receive cash consideration of $1,850,000 plus interest thereon at the Prime Rate published in the Wall Street Journal minus one percent. The cash consideration shall be paid in two annual contingent payments of $925,000 each beginning in 2004. In the event the full amount of the $925,000 annual contingent payment is not earned based on revenues during 2003 or 2004, the unearned portion of either or both contingent payments may be earned by reaching the benchmark before the end of 2006. In the event the full $1,850,000 in annual contingent payments has not been paid to the stockholders of The Quarles Agency, Inc. on or before the end of 2006, no additional contingent payment shall be made and all sums described as annual contingent payments shall be deemed satisfied. The cash consideration is contingent on the insurance agency's revenues as outlined in the following table:

Insurance agency revenue benchmark	Annual amount of contingent payment
$4,000,000	925,000
3,975,000	919,219
3,950,000	913,438
3,925,000	907,657
3,900,000	901,876
3,875,000	896,095
3,850,000	890,314
Below 3,850,000	—

Insurance revenues during 2003 met the $4,000,000 benchmark and therefore, the first annual payment of $925,000 plus interest was distributed in 2004 and was recorded as additional goodwill.

(18) Parent Company Condensed Financial Statements

TEAM FINANCIAL, INC.
Condensed Statements of Financial Condition
(In thousands)

	December 31
	2003	2002
Assets
Cash and cash equivalents	$1,382	$537
Investment in subsidiaries	69,478	71,202
Other	2,262	3,679

Total assets	$73,122	$75,418

Liabilities and Stockholders' Equity
Subordinated debentures	$16,005	$16,005
Other liabilities and notes payable	4,713	7,585
Stockholders' equity	52,404	51,828

Total liabilities and stockholders' equity	$73,122	$75,418

TEAM FINANCIAL, INC.
Condensed Statements of Operations
(In thousands)

	Years ended December 31
	2003	2002	2001
Interest income:
Dividends from subsidiaries	$4,800	$7,066	$4,220
Interest income	3	2	18
Other expense, net	(2,198)	(2,715)	(2,961)

Income before equity in undistributed earnings of subsidiaries	2,605	4,353	1,277
Increase (decrease) in undistributed equity of subsidiaries	358	(636)	1,192

Income before income tax benefit	2,963	3,717	2,469
Income tax benefit	829	989	1,065

Net income	$3,792	$4,706	$3,534

TEAM FINANCIAL, INC.
Condensed Statements of Cash Flows
(In thousands)

	Year ended December 31
	2003	2002	2001
Cash flows from operating activities:
Net income	$3,792	$4,706	$3,534
(Increase) decrease in undistributed equity of subsidiaries	(358)	636	(1,192)
Contribution of treasury stock to ESOP	441	205	375
Non-cash compensation expense	26	137	—
Other	1,815	(152)	(1,354)

Net cash provided by operating activities	5,716	5,532	1,363

Cash flows from investing activities:
Capital contributions to subsidiaries	—	(1,000)	(12,995)
Other	—	—	1,804

Net cash used in investing activities	—	(1,000)	(11,191)

Cash flows from financing activities:
Proceeds from notes payable	200	800	5,045
Principal payments on notes payable	(3,540)	(3,990)	(9,825)
Subordinated debentures	—	—	16,005
Purchase of treasury stock	(564)	(1,177)	(24)
Issuance of common stock	55	249	6
Dividends paid on common stock	(1,022)	(872)	(796)

Net cash (used in) provided by financing activities	(4,871)	(4,990)	10,411

Net increase (decrease) in cash and cash equivalents	845	(458)	583
Cash and cash equivalents at beginning of the year	537	995	412

Cash and cash equivalents at end of the year	$1,382	$537	$995

The primary source of funds available to us is the payment of dividends by its subsidiaries. Subject to maintaining certain minimum regulatory capital requirements, regulations limit the amount of dividends that may be paid without prior approval of the subsidiaries' regulatory agencies. At December 31, 2003, the subsidiaries could pay dividends of $904,000 without prior regulatory approval.

(19) Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results:

	First quarter	Second quarter	Third quarter	Fourth quarter
	(Dollars in thousands, except per share data)
Year ended 2003:
Interest income	$8,214	$7,816	$7,720	$7,859
Interest expense	3,563	3,441	3,277	3,197
Provision for loan losses	345	142	832	471
Net income	991	974	1,144	683
Shares applicable to basic earnings per share	4,105,809	4,094,305	4,091,169	4,092,528
Basic earnings per share	$0.24	$0.24	$0.28	$0.17
Shares applicable to diluted earnings per share	4,133,404	4,121,775	4,125,981	4,141,463
Diluted earnings per share	$0.24	$0.24	$0.28	$0.16
Year ended 2002:
Interest income	$9,679	$9,425	$9,290	$8,675
Interest expense	4,378	4,086	4,040	3,878
Provision for loan losses	156	178	412	688
Net income	1,358	1,131	1,256	961
Shares applicable to basic earnings per share	4,181,195	4,175,160	4,166,785	4,070,453
Basic earnings per share	$0.32	$0.27	$0.30	$0.24
Shares applicable to diluted earnings per share	4,191,475	4,200,551	4,190,421	4,091,106
Diluted earnings per share	$0.32	$0.27	$0.30	$0.23

Item 9.    Changes in and Disagreements with Accountants and Financial Disclosures

None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2003, Team Financial Inc.'s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities Exchange Commission's rules and forms.

Change in Internal Controls

No changes in our internal controls over financial reporting have occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item will be included in our Proxy Statement with respect to our 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2003, under the caption "Election of Directors", and is incorporated in this Annual Report by reference.

Item 11.    Executive Compensation

The information required by this item will be included in our Proxy Statement with respect to our 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2003, under the caption "Executive Compensation", and is incorporated in this Annual Report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included in our Proxy Statement with respect to our 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2003, under the caption "Stock Ownership", and is incorporated in this Annual Report by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this item will be included in our Proxy Statement with respect to our 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2003, under the caption "Certain Transactions With Affiliates", and is incorporated in this Annual Report by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement with respect to our 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2003, under the caption "Principal Accountant Fees and Services", and is incorporated in this Annual Report by reference.

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

  3.
  Exhibits

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc.(1)
3.2	Amended Bylaws of Team Financial, Inc.(1)
4.1	Form of Indenture.(5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1).(5)
4.3	Certificate of Trust.(5)
4.4	Trust Agreement.(5)
4.5	Form of Amended and Restated Trust Agreement.(5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5).(5)
4.7	Form of Preferred Securities Guarantee Agreement.(5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5).(5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 1, 2004.(6)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 1, 2004.(6)
10.3	Employment Agreement between Team Financial, Inc. and Rick P. Bartley dated January 1, 2001.(5)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001.(5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company.(1)
10.7 - 10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary.(1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan.(1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999.(1)
10.14	Team Financial, Inc.—Employee Stock Purchase Plan.(1)

10.15	Loan agreement between Team Financial, Inc. and US Bank dated December 3, 1999.(4)
10.16
Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001.(1)
10.17	Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc.(2)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002.(3)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001.(3)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002.(3)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002.(3)
10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001.(3)
10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002.(3)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002.(3)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001.(3)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002.(3)
10.27	Deferred Compensation Agreement between TeamBank, N.A. and Rick P. Bartley dated February 1, 2002.(3)
10.28	Salary Continuation Agreement between TeamBank, N.A. and Rick P. Bartley dated July 1, 2001.(3)
11.1	Statement regarding Computation of per share earnings—see consolidated financial statements.
12.1	Statement regarding computation of fixed charges(6)
21	Subsidiaries of Team Financial, Inc.—see Item 1
23	Consent of KPMG LLP(6)
24	Power of attorney—see signature page
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

(1)
Filed with Registration Statement on Form S-1, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.

(2)
Filed with Form 8-K dated December 18, 2002 and incorporated herein by reference.

(3)
Filed with the Annual Report on Form 10-K for December 31, 2002, and incorporated herein by reference.

(4)
Filed with September 30, 2000 10-Q, and incorporated herein by reference.

(5)
Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, (Registration Statement No. 333-64934) and is incorporated herein by reference.

(6)
Filed Herewith

(b)
Reports on Form 8-K Filed.

  (1)
  On a form 8-K filed on October 24, 2003, the Registrant file its third quarter 2003 earnings press release under Item 12 of Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paola, Kansas on March 30, 2004.

TEAM FINANCIAL, INC.
By:
/s/ ROBERT J. WEATHERBIE Robert J. Weatherbie, Chairman and Chief Executive Officer
/s/ MICHAEL L. GIBSON Michael L. Gibson, President of Investments and Chief Financial Officer

POWER OF ATTORNEY

Each individual whose signature appears below hereby designates and appoints Robert J. Weatherbie and Michael L. Gibson, and each of them, as such person's true and lawful attorneys-in-fact and agents (the Attorneys-in-Fact) with full power of substitution and resubstitution, for each person and in such person's name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, which amendments may make such changes in this Annual Report on Form 10-K as either Attorney-in-Fact deems appropriate and to file each such amendment with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such Attorneys-in-Fact and each of them, full power and authority to do and perform each and every act and think requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such Attorneys-in-Fact or either of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2004.

SIGNATURES

/s/ ROBERT J. WEATHERBIE Robert J. Weatherbie	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 30, 2004
/s/ MICHAEL L. GIBSON Michael L. Gibson	Director, President of Investments and Chief Financial Officer	March 30, 2004
/s/ MONTIE K. TAYLOR Montie K. Taylor	Director	March 30, 2004
/s/ R.G. (GARY) KILKENNY R.G. (Gary) Kilkenny	Director	March 30, 2004
/s/ CAROLYN S. JACOBS Carolyn S. Jacobs	Director	March 30, 2004
/s/ NEIL BLAKEMAN Neil Blakeman	Director	March 30, 2004
/s/ DENIS A. KURTENBACH Denis A. Kurtenbach	Director	March 30, 2004
/s/ KEITH B. EDQUIST Keith B. Edquist	Director	March 30, 2004

Exhibit Index

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc.(1)
3.2	Amended Bylaws of Team Financial, Inc.(1)
4.1	Form of Indenture.(5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1).(5)
4.3	Certificate of Trust.(5)
4.4	Trust Agreement.(5)
4.5	Form of Amended and Restated Trust Agreement.(5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5).(5)
4.7	Form of Preferred Securities Guarantee Agreement.(5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5).(5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 1, 2004.(6)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 1, 2004.(6)
10.3	Employment Agreement between Team Financial, Inc. and Rick P. Bartley dated January 1, 2001.(5)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001.(5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company.(1)
10.7-10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary.(1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan.(1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999.(1)
10.14	Team Financial, Inc.—Employee Stock Purchase Plan.(1)
10.15	Loan agreement between Team Financial, Inc. and US Bank dated December 3, 1999.(4)
10.16
Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001(1)
10.17	Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc.(2)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002.(3)

10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001.(3)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002.(3)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002.(3)
10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001.(3)
10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002.(3)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002.(3)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001.(3)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002.(3)
10.27	Deferred Compensation Agreement between TeamBank, N.A. and Rick P. Bartley dated February 1, 2002.(3)
10.28	Salary Continuation Agreement between TeamBank, N.A. and Rick P. Bartley dated July 1, 2001.(3)
11.1	Statement regarding Computation of per share earnings—see consolidated financial statements.
12.1	Statement regarding computation of fixed charges(6)
21	Subsidiaries of Team Financial, Inc.—see Item 1
23	Consent of KPMG LLP(6)
24	Power of attorney—see signature page
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

(1)
Filed with Registration Statement on Form S-1, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.

(2)
Filed with Form 8-K dated December 18, 2002 and incorporated herein by reference.

(3)
Filed with Annual Report on Form 10-K for December 31, 2002, and incorporated herein by reference.

(4)
Filed with September 30, 2000 10-Q, and incorporated herein by reference.

(5)
Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, (Registration Statement No. 333-64934) and is incorporated herein by reference.

(6)
Filed herewith.

QuickLinks

Table of Contents
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Securities
Equity Compensation Plan Information
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
TEAM FINANCIAL, INC. AND SUBSIDIARIES Consolidated Statements of Financial Condition December 31, 2003 and 2002 (In thousands)
TEAM FINANCIAL, INC. AND SUBSIDIARIES Consolidated Statements of Operations Years ended December 31, 2003, 2002, and 2001 (Dollars in thousands, except per share data)
TEAM FINANCIAL, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income Years ended December 31, 2003, 2002, and 2001 (In thousands)
TEAM FINANCIAL, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholder's Equity Years ended December 31, 2003, 2002, and 2001 (In thousands)
TEAM FINANCIAL, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended December 31, 2003, 2002, and 2001 (In thousands)
TEAM FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2003, 2002 and 2001
  Item 9. Changes in and Disagreements with Accountants and Financial Disclosures
  Item 9A. Controls and Procedures
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
POWER OF ATTORNEY
SIGNATURES
Exhibit Index