Form 10-Q
period 2004-03-31
TEAM FINANCIAL INC /KS
filed 2004-05-17
CIK 1082484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

There were 4,084,470 shares of the Registrant’s common stock, no par value, outstanding as of May 07, 2004.

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Financial Condition

(Dollars In Thousands)

	March 31, 2004	December 31, 2003
Assets
Cash and due from banks	$14,067	$14,135
Interest bearing bank deposits	2,578	4,667
Cash and cash equivalents	16,645	18,802

Investment securities:
Available for sale, at fair value (amortized cost of $216,087 and $218,377 at March 31, 2004 and December 31, 2003, respectively)	220,794	221,252
Total investment securities	220,794	221,252

Loans receivable, net of unearned fees	357,606	348,095
Allowance for loan losses	(4,698)	(4,506)
Net loans receivable	352,908	343,589

Accrued interest receivable	3,761	4,002
Premises and equipment, net	15,342	14,132
Assets acquired through foreclosure	792	1,117
Goodwill	15,463	14,538
Intangible assets, net of accumulated amortization	5,618	5,830
Bank owned life insurance policies	17,939	17,756
Other assets	3,868	8,778

Total assets	$653,130	$649,796

Liabilities and Stockholder’s Equity
Deposits:
Checking deposits	$165,079	$165,448
Savings deposits	32,714	32,715
Money market deposits	51,946	47,804
Certificates of deposit	200,411	200,192
Total deposits	450,150	446,159
Federal funds purchased and securities sold under agreements to repurchase	9,560	7,180
Federal Home Loan Bank advances	111,228	111,234
Notes payable and other borrowings	3,613	3,232
Subordinated debentures	16,005	16,005
Accrued expenses and other liabilities	8,679	13,582

Total liabilities	599,235	597,392

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 4,459,553 and 4,449,638 shares issued; 4,084,470 and 4,099,555 shares outstanding at March 31, 2004 and December 31, 2003, respectively	27,535	27,448
Capital surplus	292	292
Retained earnings	26,480	25,979
Treasury stock, 375,083 and 350,083 shares of common stock at cost at March 31, 2004, and December 31, 2003, respectively	(3,524)	(3,212)
Accumulated other comprehensive income	3,112	1,897

Total stockholders’ equity	53,895	52,404

Total liabilities and stockholders’ equity	$653,130	$649,796

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Operations

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended March 31
	2004	2003
Interest Income:
Interest and fees on loans	$5,591	$5,965
Taxable investment securities	1,902	1,954
Nontaxable investment securities	298	247
Other	37	59

Total interest income	7,828	8,225

Interest Expense:
Deposits
Checking deposits	126	173
Savings deposits	56	70
Money market deposits	121	169
Certificates of deposit	1,160	1,468
Federal funds purchased and securities sold under agreements to repurchase	12	11
FHLB advances payable	1,238	1,240
Notes payable and other borrowings	89	55
Subordinated debentures	388	388

Total interest expense	3,190	3,574

Net interest income before provision for loan losses	4,638	4,651

Provision for loan losses	250	345

Net interest income after provision for loan losses	4,388	4,306

Non-Interest Income:
Service charges	830	805
Trust fees	151	129
Insurance agency commissions	1,200	1,136
Gain on sales of mortgage loans	343	651
Gain on sales of investment securities	6	1
Bank owned life insurance income	215	227
Other	415	455

Total non-interest income	3,160	3,404

Non-Interest Expenses:
Salaries and employee benefits	3,502	3,444
Occupancy and equipment	740	717
Data processing	612	500
Professional fees	287	311
Marketing	89	91
Supplies	100	108
Intangible asset amortization	250	329
Other	948	877

Total non-interest expenses	6,528	6,377

Income before income taxes	1,020	1,333

Income taxes	192	342

Net income	$828	$991

Shares applicable to basic income per share	4,103,527	4,105,809

Basic income per share	$0.20	$0.24

Shares applicable to diluted income per share	4,153,923	4,133,404

Diluted income per share	$0.20	$0.24

See accompanying notes to the consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income

(Dollars In Thousands)

	Three Months Ended March 31,
	2004	2003

Net Income	$828	$991
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $619 and $(440) for the three months ended March 31, 2004 and 2003, respectively	1,219	(848)
Reclassification adjustment for gains included in net income net of tax of $2 and $0 for the three months ended March 31, 2004 and 2003, respectively	(4)	(1)
Other comprehensive income (loss), net	1,215	(849)
Comprehensive income	$2,043	$142

See accompanying notes to the consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Changes In Stockholder’s Equity

Three Months Ended March 31, 2004

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital surplus	Retained earnings	Treasury Stock	Accumulated other comprehensive income	Total stockholders’ equity
Balance, December 31, 2003	$27,448	$292	$25,979	$(3,212)	$1,897	$52,404
Treasury stock purchased (25,000 shares)	—	—	—	(312)	—	(312)
Common stock issued in connection with compensation plans (9,915 shares)	87	—	—	—	—	87
Net income	—	—	828	—	—	828
Dividends ($0.08 per share)	—	—	(327)	—	—	(327)
Other comprehensive income net of $617 in taxes	—	—	—	—	1,215	1,215
Balance, March 31, 2004	$27,535	292	26,480	$(3,524)	3,112	53,895

See accompanying notes to the consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements Of Cash Flows

(Dollars In Thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$828	$991
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	250	345
Depreciation and amortization	845	1,246
Non-cash compensation expense	—	(40)
Change in bank owned life insurance	(183)	(250)
Net gain on sales of investment securities	(6)	(1)
Net gain on sales of mortgage loans	(343)	(651)
Net loss on sales of assets acquired through foreclosure	76	3
Proceeds from sale of mortgage loans	14,222	29,914
Origination of mortgage loans for sale	(16,040)	(26,813)
Net decrease (increase) in other assets	4,236	(384)
Net (decrease) increase in accrued expenses and other liabilities	(5,519)	1,008

Net cash (used in) provided by operating activities	(1,634)	5,368

Cash flows from investing activities:
Net increase in loans	(7,263)	(8,391)
Proceeds from sale of investment securities available-for-sale	16	2
Proceeds from maturities and principal reductions of investment securities available-for-sale	27,753	35,988
Purchases of investment securities available-for-sale	(25,765)	(44,856)
Purchase of premises and equipment, net	(1,522)	(965)
Proceeds from sales on assets acquired through foreclosure	65	79

Net cash used in investing activities	(6,716)	(18,143)

Cash flows from financing activities:
Net increase (decrease) in deposits	3,991	(8,043)
Net increase in federal funds purchased and securities sold under agreement to repurchase	2,380	9,652
Payments on Federal Home Loan Bank advances	(6)	(1,003)
Payments on notes payable	(3,591)	(129)
Proceeds of notes payable	3,972	200
Common stock issued	87	50
Purchase of treasury stock	(312)	(205)
Dividends paid on common stock	(328)	(209)

Net cash provided by financing activities	6,193	313

Net change in cash and cash equivalents	(2,157)	(12,462)

Cash and cash equivalents at beginning of the period	18,802	35,558

Cash and cash equivalents at end of the period	$16,645	$23,096

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$3,227	$3,620
Income taxes	$471	$1,600

Noncash activities related to operations
Assets acquired through foreclosure	$377	$276
Loans to facilitate the sale of real estate acquired through foreclosure	193	—

See accompanying notes to the consolidated financial statements

Team Financial, Inc and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Three month periods ended March 31, 2004 and 2003

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of Team Financial, Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial condition and results of operations required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The interim consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated.  The December 31, 2003 statement of financial condition has been derived from the audited consolidated financial statements as of that date.  The results of the interim period ended March 31, 2004, are not necessarily indicative of the results that may occur for the year ending December 31, 2004.

(2)  Stock Compensation and Income Per Share

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

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands, except per share data)

Net income:
As reported	$828	$991
Compensation cost, net	204	153
Pro forma	$624	$838
Basic earnings per share:
As reported	$0.20	$0.24
Pro forma	0.15	0.20
Diluted earnings per share:
As reported	$0.20	$0.24
Pro forma	0.15	0.20

Shares applicable to basic earnings per share	4,103,527	4,105,809
Shares applicable to diluted earnings per share	4,153,923	4,133,404

(3)  Stock Repurchase Program

Under our stock repurchase program we purchased 25,000 shares of common stock during the first quarter 2004.  At March 31, 2004, 198,778 shares of common stock had been repurchased since the inception of the program in 2001 at an average price of $10.44 per share.  There are 300,000 shares of common stock authorized to be repurchased.

(4) Dividend Declared

On February 24, 2004, we declared a quarterly cash dividend of $0.08 per share to all shareholders of record on March 31, 2004, payable April 20, 2004.

(5)  Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46).  FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company’s financial statements.  VIEs are generally defined in FIN 46 as entities that either do not have sufficient equity to finance their activities without support from other parties or whose equity investors lack a controlling financial interest.  In December 2003, the FASB issued a revised FIN 46 (FIN 46R), which required public companies to apply FIN 46 to special purpose entities by periods ending after December 15, 2003. We have a statutory trust, Team Financial Capital Trust I (the “Trust”), that was formed for the purpose of issuing Trust Preferred Securities. As a result of applying FIN 46R, the Trust is not consolidated in the financial statements of Team Financial, Inc.  The impact of deconsolidating the Trust at December 31, 2003 was reporting $16 million in subordinated obligation by Team Financial, Inc., representing $15.5 million in subordinated debentures issued by Team Financial, Inc. in 2001, solely held by the Trust, and $480,000 of common interest, on the financial statements of Team Financial Inc.  The $15.5 million of Trust Preferred Securities issued by the Trust in 2001 will remain on the records of the Trust.  The $480,000 subordinated obligation reported by Team Financial Inc. is offset by an identical amount representing Team Financial, Inc.’s investment in the Trust and is included in other assets.

We continue to include the preferred securities in our Tier I capital for regulatory capital purposes.

(6)  Goodwill

Additional goodwill of $925,000 was recorded during the three months ended March 31, 2004 related to cash consideration paid in the first quarter 2004 to the former owners of the Quarles Agency, Inc, the insurance agency acquired in 2002.  This contingent payment of $925,000 plus interest was payable starting in 2004 based on the agency meeting certain revenue benchmarks during 2003.  The payment of $925,000 was recorded as additional goodwill and the related interest was expensed during the quarter ended March 31, 2004.  An additional contingent payment of $925,000 plus interest could be distributable in 2005 if revenue benchmarks are achieved during 2004.

(7) Notes payable and other borrowings

During the first quarter of 2004, the term note payable and the line of credit were renegotiated, which resulted in combining the term note into the line of credit.  The term note was paid off using borrowings under the line of credit.  The line of credit maximum credit limit is $6,000,000 and matures June 30, 2004.

The following table summarizes the advances from the Federal Home Loan Bank and other borrowings at the specified periods:

	March 31, 2004	December 31, 2003
	(In thousands)

Note payable, interest floating at 2% over one month LIBOR (3.12%) at December 31, 2003, secured by common stock of subsidiary banks	$—	$2,550
Borrowing under a line of credit, interest floating at 2.00% over one month LIBOR (3.10% and 3.12% at March 31, 2004 and December 31, 2003, respectively); due June 30, 2004; secured by common stock of subsidiary banks; maximum credit limit as of March 31, 2004 was $6,000,000	3,400	550
Non-interest bearing unsecured notes payable, due in 2004	11	15
Other borrowings, payable on demand	202	117
Federal Home Loan Bank borrowings by certain subsidiary banks at interest rates ranging from 2.62% to 7.09%; maturities ranging from 2004 to 2013; secured by real estate loans, investments securities, and Federal Home Loan Bank stock	111,228	111,234
	$114,841	$114,466

(8)  Commitments and Contingencies

Commitments to extend credit to our customers with unused approved lines of credit were approximately $58,200,000 at March 31, 2004.  Additionally, the contractual amount of standby letters of credit at March 31, 2004 was approximately $1,860,000.  These commitments involve credit risk in excess of the amount stated in the consolidated balance sheet.  Exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments.

We entered into a contingent contract in connection with the acquisition of The Quarles Agency, Inc. in 2002. Contingent upon the insurance agency revenue benchmark of $4,000,000 each year ending 2003 and 2004, The Quarles Agency, Inc.’s shareholders will receive cash consideration of $1,850,000 plus interest thereon at the Prime Rate published in the Wall Street Journal minus one percent. The cash consideration is payable in two annual contingent payments of $925,000 each beginning in 2004.  Insurance revenues during 2003 met the $4,000,000 benchmark and therefore, the first annual payment of $925,000 plus interest was distributed in the first quarter 2004.  If insurance revenues during 2004 meet the benchmark, another payment of $925,000 plus interest will be distributable in 2005.

Item 2:             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Team Financial, Inc. is a financial holding company incorporated in the State of Kansas.  Our common stock is listed on the Nasdaq National Market (“NASDAQ”) under the symbol “TFIN”.

We offer full service community banking and financial services through 18 locations in Kansas, Missouri, Nebraska, Oklahoma and Colorado through our wholly owned banking subsidiaries, TeamBank N.A and Colorado National Bank. Our presence in Kansas consists of seven locations in the Kansas City metropolitan area and three locations in southeast Kansas. We operate two locations in western Missouri, three in the metropolitan area of Omaha, Nebraska, and two in Colorado Springs, Colorado.  A third location in Monument, Colorado, north of Colorado Springs along the I-25 corridor, is expected to be opened in the third quarter of 2004.  Additionally, we provide insurance services in the Tulsa, Oklahoma metropolitan area.

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Our operations are also affected by non-interest income, such as service charges, insurance agency commissions, loan fees, and gains and losses from the sales of mortgage loans.  Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

FINANCIAL CONDITION

Total assets at March 31, 2004, were $653.1 million compared to $649.8 million at December 31, 2003, an increase of $3.3 million.  Loans receivable increased $9.5 million to $357.6 million at March 31, 2004, from $348.1 million at December 31, 2003.  The increase in loans receivable was funded with cash and cash equivalents, which decreased $2.2 million from December 31, 2003, money market deposits which increased $4.1 million from December 31, 2003 and through federal funds purchased and repurchase agreements which increased $2.4 million from December 31, 2003.

Loans Receivable:  Loans receivable increased $9.5 million, or 2.7%, to $357.6 million at March 31, 2004, compared to $348.1 million at December 31, 2003.

The increase in total loans receivable was primarily due to our continued emphasis on small to mid-size business lending in our market areas.  Our commitment to internal loan growth in the commercial, construction and land development, and commercial real estate portfolios produced loan growth of $9.7 million during the first quarter 2004, a 4.8% increase in these loans to $213.8 million at March 31, 2004, compared to $204.0 million at December 31, 2003.  Additionally, the one to four family portfolio increased $1.6 million during the quarter primarily due to an increase in loans held for sale of approximately $2.1 million to $3.2 million at March 31, 2004 from $1.1 million at December 31, 2003.

Offsetting this growth was a decrease in agricultural loans and farmland real estate loans of approximately $1 million, to $25.0 million at March 31, 2004, compared to $26.0 million at December 31, 2003.  The decrease was due to our continued reduction in exposure to the Kansas and Missouri agricultural markets.  Additionally, installment loans decreased approximately $600,000 during the quarter to $15.0 million at March 31, 2004 from $15.6 million at December 31, 2003.

Non-performing Assets: Non-performing assets consist of loans 90 days or more delinquent and still accruing interest, non-accrual loans, restructured loans and assets acquired through foreclosure.  Loans are generally placed on non-accrual status when principal or interest is 90 days or more past due, unless the loans are well-secured and in the process of collection.  Loans may be placed on non-accrual status earlier when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal.

The following table summarizes our non-performing assets:

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$5,290	$5,481
Loans 90 days past due and still accruing	814	641
Restructured loans	1,134	1,138
Nonperforming loans	7,238	7,260
Other real estate owned	792	1,117
Total nonperforming assets	$8,030	$8,377
Nonperforming loans as a percentage of total loans	2.02%	2.09%
Nonperforming assets as a percentage of total assets	1.23%	1.29%

Non-performing assets totaled $8.0 million at March 31, 2004, compared to $8.4 million at December 31, 2003, representing a decrease of approximately $400,000, or 4%.  The decrease in non-performing assets was primarily a result of a decrease in assets acquired through foreclosure.

Non-performing loans were approximately $7.2 million at March 31, 2004 and $7.3 million at December 31, 2003.  Included in non-performing loans at March 31, 2004 and December 31, 2003 were four large non-accrual loans aggregating $4.6 million with specific reserves of $900,000 at March 31, 2004 and $782,000 at December 31, 2003.       These loans include $2.6 million with a residential property developer, $1.3 million with an individual for a single-family dwelling, $382,000 with a trenching company and $316,000 with an aluminum extrusion company.

Other real estate owned was $792,000 at March 31, 2004, compared to $1.1 million at December 31, 2003.  Other real estate owned at March 31, 2004 consisted of 16 properties.  The properties consisted of three commercial buildings totaling $194,000, seven one to four family properties totaling $389,000, and six parcels of land totaling $209,000.  The properties are all located within our market areas.  Management is working to sell the real estate as soon as practical.

Allowance for loan losses:  Management maintains its allowance for loan losses based on industry standards, historical experience, an evaluation of economic conditions and information regarding the collectibility of specific loans.  We regularly review delinquencies and loan portfolio quality.  The evaluation of the allowance for loan losses is based on various estimates and assumptions.  Actual losses may differ due to changing conditions or information that is currently not available.

The following table summarizes our allowance for loan losses:

	Three Months Ended March 31,
	2004	2003
	(Dollars In thousands)
Allowance at beginning of period	$4,506	$4,611
Provision for estimated loan losses	250	345
Loans charged off	(134)	(344)
Recoveries	76	61
Allowance at end of period	$4,698	$4,673

Annualized net charge-offs as a percent of total loans	0.06%	0.33%
Allowance as a percent of total loans	1.31%	1.35%
Allowance as a pecent of non-performing loans	64.91%	71.34%

The allowance for loan losses was 1.31% of total loans at March 31, 2004, compared to 1.35% at March 31, 2003, and 1.29% at December 31, 2003.  Annualized net charge-offs as a percent of total loans decreased during first quarter 2004 compared to first quarter 2003 due to installment loan net charge-offs of approximately $203,000 recorded in 2003 that were not experienced in 2004.

The allowance for loan losses as a percent of non-performing loans increased to 64.91% at March 31, 2004, compared to 62.10% at December 31, 2003.  The allowance for loan losses as a percent of non-performing loans of 64.91% at March 31, 2004 decreased from 71.34% at March 31, 2003.  Contributing to this decrease was the inclusion of a loan in non-performing loans of approximately $2.6 million to a residential property developer without a proportionate increase in specific allowances as the loan was adequately collateralized by real estate.  Also contributing to the decrease in the allowance for loan losses as a percent of non-performing loans at March 31, 2004 compared to March 31, 2003 was an increase in restructured loans of  $1.1 million.  Approximately $525,000 of this increase was a loan to an agriculture borrower restructured through Farmer Home Administration.  Excluding the increase of restructured loans, the allowance for loan losses as a percent of non-accrual loans and loans 90 days or more delinquent was 76.97% at March 31, 2004.

Premises and equipment, net:  Premises and equipment, net of accumulated depreciation, increased $1.2 million to $15.3 at March 31, 2004 from $14.1 at December 31, 2003.  This increase was due to purchases of fixed assets for two new branch locations in Colorado.  One branch in Colorado Springs opened on March 16, 2004 and another branch is scheduled to open in the third quarter 2004 in Monument, Colorado.

Goodwill:  Goodwill increased by $925,000 to $15.5 at March 31, 2004 from $14.5 at December 31, 2003 related to cash consideration paid in the first quarter 2004 to the former owners of The Quarles Agency, Inc, the insurance agency acquired in 2002.  This payment of $925,000 plus interest was contingently payable starting in 2004 based on the agency meeting certain revenue benchmarks during 2003.   The contingent payment of $925,000 was recorded as additional goodwill and the related interest was expensed during the quarter ended March 31, 2004.  An additional contingent payment of $925,000 plus interest could be distributable in 2005 if revenue benchmarks are achieved during 2004.

Other Assets:  Other assets decreased $4.9 million to $3.9 million at March 31, 2004 from $8.8 million at December 31, 2004.  This decrease was primarily due to the timing of insurance premium billings related to one large insurance customer at December 31, 2003.  At March 31, 2004, accounts receivables due from insurance customers were $1.3 million and offsetting other liabilities for amounts due to insurance providers were $1.1 million.  At December 31, 2003, accounts receivables due from insurance customers were approximately $6.0 million and offsetting other liabilities for amounts due to insurance providers were $5.7 million.

Deposits:  Total deposits increased approximately $4.0 million to $450 million at March 31, 2004 from $446 million at December 31, 2003. This increase was primarily a result of an increase in money market deposits.

Federal funds purchased and securities sold under agreements to repurchase:  Federal funds purchased and securities sold under agreements to repurchase increased $2.4 million, to $9.6 million at March 31, 2004 from $7.2 million at December 31, 2003.  The increase is related to the increase in loan receivables described above.

Other liabilities:  Other liabilities of $8.7 million at March 31, 2004, decreased $4.9 million from $13.6 million at December 31, 2003.  This decease resulted primarily from timing of insurance premium billings related to one large insurance customer at December 31, 2003.  At March 31, 2004, amounts due to insurance providers were $1.1 million and the offsetting accounts receivables due from insurance customers were $1.3 million.  At December 31, 2003, the liability due to insurance providers was $5.7 million with an offsetting accounts receivable due from insurance customers of $6.0 million.

Regulatory Capital:  We are subject to regulatory capital requirements administered by Federal Reserve, the Federal Deposit Insurance Corporation and the Comptroller of the Currency.  Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions.  As of March 31, 2004, we met all capital adequacy requirements to which we are subject.  Our ratios at March 31, 2004, were as follows:

Ratio	Actual	Minimum Required
Total capital to risk weighted assets	12.05%	8.00%
Core capital to risk weighted assets	10.93%	4.00%
Core capital to average assets	7.27%	4.00%

Liquidity

We continuously forecast and manage our liquidity in order to satisfy cash flow requirements of depositors and borrowers and allow us to meet our own cash flow needs.  We have developed internal and external sources of liquidity to meet our continued growth needs.  These include, but are not limited to, the ability to raise deposits through branch promotional campaigns, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank.  Our most liquid assets are cash and cash equivalents and investment securities available-for-sale.  The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.  At March 31, 2004, and December 31, 2003, these liquid assets totaled $237,439 million and $240,054 million, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before provision for loan losses for the three months ended March 31, 2004 totaled $4.6 million compared to $4.7 million for the same period in 2003.

Our net interest margin as a percent of average earning assets was 3.39% for the three months ended March 31, 2004, compared to 3.40% during the three months ended March 31, 2003.  The average cost of interest bearing liabilities for the quarter ended March 31, 2004 decreased 28 basis points to 2.46% from 2.74% for the quarter ended March 31, 2003.  Offsetting the decrease in the cost of interest bearing liabilities was a decrease in the average rate of interest earning assets of 27 basis points to 5.62% during the three months ended March 31, 2004 from 5.89% during the three months ended March 31, 2003.

Interest earning assets

The average rate on interest earning assets was 5.62% for the three months ended March 31, 2004, representing a decrease of 27 basis points from 5.89% for the same three months in 2003.  Interest earning assets are comprised of loans receivable, investment securities, interest-bearing deposits and investment in a non-consolidated wholly owned subsidiary that was formed for the purpose of issuing Trust Preferred Securities.

The average rate on loans receivable decreased 64 basis points to 6.48% for the three months ended March 31, 2004, compared to 7.12% for the three months ended March 31, 2003.  The decrease in the yield of the loans receivable reflects the decrease in the rates on loans that re-priced or were refinanced by customers at a lower rate.

The average rate on investment securities adjusted for the tax effect of tax exempt securities increased slightly to 4.43% for the three months ended March 31, 2004, compared to 4.37% for the three months ended March 31, 2003.  This increase in the yield was offset by a decrease in average balance during the first quarter ended March 31, 2004 of $219 million compared to average balance during the first quarter ended March 31, 2003 of $223 million.

Interest bearing liabilities

The average rate paid on interest-bearing liabilities decreased 28 basis points to 2.46% for the three months ended March 31, 2004, compared to 2.74% for the same three months in 2003.  Interest bearing liabilities are comprised of savings and interest bearing checking deposits, time deposits, federal funds purchased and securities sold under agreements to repurchase, Federal Home Loan Bank Advances and other borrowings, and on our subordinated debentures held by our subsidiary trust which issued the 9.50% preferred securities.

The average rate paid on interest-bearing savings and interest-bearing checking deposits decreased 25 basis points to 0.66% for the three months March 31, 2004, compared to .91% for the three months ended March 31, 2003.  The average rate paid on time deposits decreased 57 basis points to 2.33% during the first quarter of 2004 compared to 2.90% during the first quarter of 2003.

The average rate paid on our 9.50% subordinated debentures, which we issued in connection with the sale by our wholly-owned subsidiary, Team Financial Capital Trust I, of 9.50% Trust Preferred Securities was 9.8% for the three months ended March 31, 2004 and 2003.  The difference between the contractual interest rate of 9.50% on the Trust Preferred Securities and the reported interest rate is the amortization of debt issuance costs.  The debt issuance costs are being amortized over a 30-year period.

Balance sheet management strategy

We initiated a long-term balance sheet management strategy starting in the fourth quarter 2001 to increase the asset sensitivity of our balance sheet with the expectation of benefiting from an anticipated increase in interest rates and to borrow long-term borrowings during the period of historically low interest rates.

Under this strategy we borrowed $88.0 million in FHLB advances and purchased short-term mortgage backed investment securities.  The Federal Home Loan Bank borrowings, which carry an average rate of 4.02%, consisted of $70.0 million in 10 year fixed rate advances convertible to floating rate advances if LIBOR increases to a range of 6.0% to 7.50% within the 10 years, $10.0 million in 5 year fixed rate advances convertible to floating rate advances if LIBOR increases to 7.50% within the 5 years, $5.0 million in 10 year floating rate advances and $3.0 million in fixed rate advances.

The cumulative spread since the inception of the transactions through March 31, 2004, was approximately $803,000.  The spread for the three months ended March 31, 2004, was approximately $185,000 compared to a spread of ($50,000) for the three months ended March 31, 2003.

A decreasing interest rate environment may cause an unfavorable impact on our net interest income and net interest margin and an increasing interest rate environment may increase net interest income over the remaining borrowing period, but the magnitude of this impact cannot be estimated.

The following tables present certain information relating to net interest income for the three months ended March 31, 2004 and 2003.  The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown.

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3)	$350,092	$5,591	6.48%	$339,781	$5,965	7.12%
Investment securities-taxable	189,764	1,901	4.06%	196,493	1,954	4.03%
Investment securities-nontaxable (4)	29,460	515	7.09%	26,214	466	7.21%
Interest-bearing deposits	10,315	26	1.02%	18,502	48	1.05%
Other assets (5)	480	11	9.29%	480	11	9.29%
Total interest earning assets	$580,111	$8,044	5.62%	$581,470	$8,444	5.89%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$185,981	$303	0.66%	$184,366	$412	0.91%
Time deposits	201,826	1,160	2.33%	205,121	1,468	2.90%
Federal funds purchased and securities sold under agreements to repurchase	6,478	12	0.75%	4,788	11	0.93%
Federal Home Loan Bank advances and other borrowings (6)	114,763	1,327	4.69%	118,574	1,295	4.43%
Subordinated debentures (5)	16,005	388	9.83%	16,005	388	9.83%
Total interest bearing liabilities	$525,053	$3,190	2.46%	$528,854	$3,574	2.74%
Net interest income (tax equivalent)		$4,854			$4,870
Interest rate spread			3.16%			3.15%
Net interest earning assets	$55,058			$52,616
Net interest margin (4)			3.39%			3.40%
Ratio of average interest bearing liabilities to average interest earning assets	90.51%			90.95%

(1)          Loans are net of deferred loan fees.

(2)          Non-accruing loans are included in the computation of average balances.

(3)          Loan fees are included in interest income.  These fees for the three months ended March 31, 2004 and 2003 were $252,000 and $233,000, respectively.

(4)          Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended March 31, 2004 and 2003 were $217,000 and $187,000, respectively.

(5)          March 31, 2003 has been restated for deconsolidation of a wholly owned subsidiary as a result of adopting FIN 46.

(6)          Interest expense includes $60,000 of interest paid in first quarter 2004 in conjunction with the contingent payment related to the insurance agency acquired in 2002.  See footnote 8 to the Unaudited Consolidated Financial Statements for further information on the contingent liability.

The following table presents the components of changes in net interest income, on a tax equivalent basis, attributed to volume and rate.  Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the average interest rate during the prior year’s first quarter.  The changes in interest income or interest expense attributable to change in interest rates are calculated by multiplying the change in interest rate by the average volume during the prior year’s first quarter.  The changes in interest income or interest expense attributable to the combined impact of changes in volume and change in interest rate are calculated by multiplying the change in rate by the change in volume.

	Three Months Ended March 31, 2004 Compared to Three months Ended March 31, 2003 Increase (Decrease) Due To:
	Volume	Rate	Net
Interest income:
Loans receivable, net (1) (2) (3)	$181	$(555)	$(374)
Investment securities-taxable	(67)	14	(53)
Investment securities-nontaxable (4)	58	(9)	49
Interest-bearing deposits	(21)	(1)	(22)
Other assets	—	—	—
Total interest income	151	(551)	(400)
Interest expense:
Savings deposits and interest bearing checking	4	(112)	(108)
Time deposits	(24)	(284)	(308)
Federal funds purchased and securities sold under agreements to repurchase	4	(3)	1
Federal Home Loan Bank advances and other borrowings	(42)	74	32
Subordinated debentures	—	—	—
Total interest expense	(58)	(325)	(383)
Net change in net interest income	$209	$(226)	$(17)

(1)          Loans are net of deferred loan fees.

(2)          Non-accruing loans are included in the computation of average balances.

(3)          Loan fees are included in interest income. These fees for the three months ended March 31, 2004 and 2003 were $252,000 and $233,000, respectively.

(4)          Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the three months ended March 31, 2004 and 2003 were $217,000 and $187,000, respectively.

Provision for Loan Losses

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market areas, and other factors related to the collectibility of our loan portfolio.  After considering the above factors, management recorded a provision for loan losses on loans totaling $250,000 for the three months ended March 31, 2004, and $345,000 for the three months ended March 31, 2003.

Non-Interest Income

The following table summarizes non-interest income for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(In thousands)

Service charges	$830	$805
Trust fees	151	129
Insurance commissions	1,200	1,136
Brokerage service revenue	110	84
Gain on sales of mortgage loans	343	651
Gain on sales of investment securities	6	1
Mortgage servicing fees	77	81
Merchant processing fees	49	43
ATM and debit card fees	79	72
Bank owned life insurance income	215	227
Other	100	175
Total other income	$3,160	$3,404

Non-interest income for the three months ended March 31, 2004, was $3.2 million, a decrease of $200,000, or 5.9%, from $3.4 million for the three months ended March 31, 2003.  This decrease was related to a $308,000, or 47.3% decrease in gain on sales of mortgage loans to $343,000 for the three months ended March 31, 2004 compared to $651,000 for the three months ended March 31, 2003.  The decrease in gain on sale of mortgage loans was the result of the decrease in the volume of loans originated and sold.  The gain on sales of mortgage loans experienced in the first quarter of 2004 may not be indicative of gains in future periods as interest rates change.  The magnitude of any future decreased gain cannot be estimated.

Non-Interest Expense

The following table presents non-interest expense for the three months ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
	(In thousands)
Salaries and employee benefits	$3,502	$3,444
Occupancy and equipment	740	717
Data processing	612	500
Professional fees	287	311
Marketing	89	91
Supplies	100	108
Intangible asset amortization	250	329
Other	948	877
Total other expenses	$6,528	$6,377

Non-interest expense increased $100,000, or 1.6% to $6.5 million, for the three months ended March 31, 2004, compared to $6.4 million for the three months ended March 31, 2004.  The increase was primarily attributable to an increase in data processing expenses of approximately $112,000.  Additionally, other expenses increased $71,000 primarily as a result of a $44,000 increase in losses incurred with selling assets acquired through foreclosure of $83,000 during the first quarter of 2004 compared to $39,000 during the first quarter of 2003.  This was offset by a decrease in intangible asset amortization of $79,000 associated with the amortization of the mortgage servicing rights, which was approximately $65,000 during the first quarter of 2004 compared to $145,000 during the first quarter of 2003.  This was a result of prepayments on mortgage loans serviced decreasing during the first quarter of 2004 compared to the first quarter of 2003.

Income Tax Expense

We recorded income tax expense of $192,000 for the three months ended March 31, 2004, a decrease of $150,000 compared to an income tax expense of $342,000 for the three months ended March 31, 2003.  The effective tax rate for the three months ended March 31, 2004, was 18.8%, compared to 25.7% for the three months ended March 31, 2002.  The decrease in the effective tax rate was attributed to the increase in the non-taxable municipal interest income as compared to taxable interest income.

Our effective tax rate is less than the statutory federal rate of 34.0% due primarily to municipal interest income and the deferred taxable income from our investment in bank owned life insurance.

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

The following table indicates that at March 31, 2004, if there had been a sudden and sustained increase in prevailing market interest rates, our 2004 interest income would be expected to increase, while a decrease in rates would indicate a decrease in interest income.

Change in interest rates	Net interest income	(Decrease) increase	% change
	(Dollar in thousands)
200 basis point rise	$2,181	$1,511	7.68%
100 basis point rise	20,432	762	3.87
Base rate scenario	19,670	—	—
100 basis point decline	17,354	(2,316)	11.77%
200 basis point decline	13,933	(5,737)	29.17%

Item 4:             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2004, management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities Exchange Commission’s rules and forms.

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

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e)  The following table summarizes information about the shares of common stock we repurchased during the first quarter of 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be purchased Under The Program

January 1- January 31	—	—	—	126,222
February 1-Februaray 29	10,000	$12.59	10,000	116,222
March 1 - March 31	15,000	$12.39	15,000	101,222

Total	25,000	$12.47	25,000

The Board of Directors approved a stock repurchase program, announced January 4, 2001, authorizing the repurchase of up to 300,000 shares of our common stock.  The stock repurchase program does not have an expiration date.  During the three months ended March 31, 2004, all stock repurchases were made pursuant to this repurchase plan.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)                                      Exhibits

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)
3.2	Amended Bylaws of Team Financial, Inc. (1)
4.1	Form of Indenture. (5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1). (5)
4.3	Certificate of Trust. (5)
4.4	Trust Agreement. (5)
4.5	Form of Amended and Restated Trust Agreement. (5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (5)
4.7	Form of Preferred Securities Guarantee Agreement. (5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 1, 2004. (6)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 1, 2004. (6)

10.3	Employment Agreement between Team Financial, Inc. and Rick P. Bartley dated January 1, 2001. (5)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)
10.7-10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)
10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)
10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (7)
10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001 (1)

10.17	Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc. (2)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (3)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (3)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (3)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (3)
10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (3)
10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (3)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (3)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (3)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (3)
10.27	Deferred Compensation Agreement between TeamBank, N.A. and Rick P. Bartley dated February 1, 2002. (3)
10.28	Salary Continuation Agreement between TeamBank, N.A. and Rick P. Bartley dated July 1, 2001. (3)
10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs dated January 1, 2004. (7)
11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (7)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350. (7)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350. (7)

(1)	Filed with Registration Statement on Form S-1 dated August 6, 2001, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.
(2)	Filed with the amended Form 8-K dated December 18, 2002 and incorporated herein by reference.
(3)	Filed with Annual Report on Form 10-K for December 31, 2002, and incorporated herein by reference.
(4)	Filed with quarterly report on form 10-Q for the period ended September 30, 2000 and incorporated herein by reference.
(5)	Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, (Registration Statement No. 333-64934) and are incorporated herein by reference.
(6)	Filed with Annual Report on Form 10-K for the year end December 31, 2003, and incorporated herein by reference.
(7)	Filed herewithin.

(b)                                 Reports on Form 8-K Filed

On February 6, 2004 under Item 5 of Form 8-K, we filed our earnings release which announced our financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 14, 2004	By:	/s/ Robert J. Weatherbie
Robert J. Weatherbie
Chairman and Chief Executive Officer

Date:	May 14, 2004	By:	/s/ Michael L. Gibson
Michael L. Gibson
President of Investments and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)
3.2	Amended Bylaws of Team Financial, Inc. (1)
4.1	Form of Indenture. (5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1). (5)
4.3	Certificate of Trust. (5)
4.4	Trust Agreement. (5)
4.5	Form of Amended and Restated Trust Agreement. (5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (5)
4.7	Form of Preferred Securities Guarantee Agreement. (5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 1, 2004. (6)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 1, 2004. (6)
10.3	Employment Agreement between Team Financial, Inc. and Rick P. Bartley dated January 1, 2001. (5)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)
10.7-10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)
10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)
10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (7)
10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001 (1)

10.17	Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc. (2)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (3)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (3)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (3)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (3)

10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (3)
10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (3)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (3)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (3)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (3)
10.27	Deferred Compensation Agreement between TeamBank, N.A. and Rick P. Bartley dated February 1, 2002. (3)
10.28	Salary Continuation Agreement between TeamBank, N.A. and Rick P. Bartley dated July 1, 2001. (3)
10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs dated January 1, 2004. (7)
11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (7)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (7)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (7)

(1)                                  Filed with Registration Statement on Form S-1 dated August 6, 2001, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.

(2)                                  Filed with the amended Form 8-K dated December 18, 2002 and incorporated herein by reference.

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

(6)                                  Filed with Annual Report on Form 10-K for the year end December 31, 2003, and incorporated herein by reference.

(7)                                  Filed herewithin.