Form 10-Q
period 2004-06-30
TEAM FINANCIAL INC /KS
filed 2004-08-13
CIK 1082484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUES:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 4,061,470 shares of the Registrant’s common stock, no par value, outstanding as of August 2, 2004.

Part I. Financial Information

Item 1.	Financial Statements

Unaudited Consolidated Statements of Financial Condition as of June 30, 2004 and December 31, 2003

Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003

Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2004 and 2003

Unaudited Consolidated Statements of Changes In Stockholders’ Equity for the Six Months Ended June 30, 2004

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003

Notes to Unaudited Consolidated Financial Statements

Item 2.

Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

Signature Page

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Financial Condition

(Dollars In Thousands)

	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$13,956	$14,135
Interest bearing bank deposits	3,800	4,667
Cash and cash equivalents	17,756	18,802

Investment securities:
Available for sale, at fair value (amortized cost of $207,688 and $218,377 at June 30, 2004 and December 31, 2003, respectively)	206,181	221,252
Total investment securities	206,181	221,252

Loans receivable, net of unearned fees	364,453	348,095
Allowance for loan losses	(4,753)	(4,506)
Net loans receivable	359,700	343,589

Accrued interest receivable	3,746	4,002
Premises and equipment, net	16,028	14,132
Assets acquired through foreclosure	844	1,117
Goodwill	15,463	14,538
Intangible assets, net of accumulated amortization	5,389	5,830
Bank owned life insurance policies	18,121	17,756
Other assets	4,139	8,778

Total assets	$647,367	$649,796

Liabilities and Stockholders’ Equity
Deposits:
Checking deposits	$165,342	$165,448
Savings deposits	32,854	32,715
Money market deposits	52,534	47,804
Certificates of deposit	196,665	200,192
Total deposits	447,395	446,159

Federal funds purchased and securities sold under agreements to repurchase	11,742	7,180
Federal Home Loan Bank advances	111,972	111,234
Notes payable and other borrowings	3,446	3,232
Subordinated debentures	16,005	16,005
Accrued expenses and other liabilities	6,872	13,582

Total liabilities	597,432	597,392

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 4,461,553 and 4,449,638 shares issued; 4,061,470 and 4,099,555 shares outstanding at June 30, 2004 and December 31, 2003, respectively	27,551	27,448
Capital surplus	292	292
Retained earnings	26,909	25,979
Treasury stock, 400,083 and 350,083 shares of common stock at cost at June 30, 2004 and December 31, 2003, respectively	(3,824)	(3,212)
Accumulated other comprehensive income (loss)	(993)	1,897

Total stockholders’ equity	49,935	52,404

Total liabilities and stockholders’ equity	$647,367	$649,796

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Operations

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Interest Income:
Interest and fees on loans	$5,831	$5,802	$11,422	$11,767
Taxable investment securities	1,819	1,715	3,721	3,669
Non-taxable investment securities	303	265	601	512
Other	19	45	56	105

Total interest income	7,972	7,827	15,800	16,053

Interest Expense:
Deposits
Checking deposits	127	143	253	316
Savings deposits	53	63	109	133
Money market deposits	115	151	236	320
Certificates of deposit	1,104	1,402	2,264	2,870
Federal funds purchased and securities sold under agreements to repurchase	22	11	34	22
FHLB advances payable	1,247	1,245	2,485	2,485
Notes payable and other borrowings	41	49	130	104
Subordinated debentures	389	388	777	777

Total interest expense	3,098	3,452	6,288	7,027

Net interest income before provision for loan losses	4,874	4,375	9,512	9,026

Provision for loan losses	310	142	560	487

Net interest income after provision for loan losses	4,564	4,233	8,952	8,539

Non-Interest Income:
Service charges	1,012	896	1,842	1,701
Trust fees	161	145	312	274
Insurance agency commissions	912	1,174	2,112	2,310
Gain on sales of mortgage loans	377	771	720	1,422
Gain (loss) on sales of investment securities	(35)	149	(29)	150
Bank owned life insurance income	210	224	425	453
Other	345	428	760	881

Total non-interest income	2,982	3,787	6,142	7,191

Non-Interest Expenses:
Salaries and employee benefits	3,385	3,539	6,887	6,983
Occupancy and equipment	760	672	1,500	1,389
Data processing	640	531	1,252	1,031
Professional fees	382	304	669	615
Marketing	132	107	221	198
Supplies	91	102	191	210
Intangible asset amortization	263	347	513	676
Disposal of branch assets	—	258	—	258
Other	974	941	1,922	1,818

Total non-interest expenses	6,627	6,801	13,155	13,178

Income before income taxes	919	1,219	1,939	2,552

Income taxes	165	245	357	587

Net income	$754	$974	$1,582	$1,965

Shares applicable to basic income per share	4,079,382	4,094,305	4,091,454	4,100,025

Basic income per share	$0.18	$0.24	$0.39	$0.48

Shares applicable to diluted income per share	4,124,028	4,121,775	4,138,600	4,127,620

Diluted income per share	$0.18	$0.24	$0.38	$0.48

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income

(Dollars In Thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Net Income	$754	$974	$1,582	$1,965
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $(2,121) and $339 for the three months ended June 30, 2004 and 2003, respectively; and $(1,565) and $(101) for the six months ended June 30, 2004 and 2003, respectively.	(4,128)	653	(2,909)	(195)
Reclassification adjustment for gains (losses) included in net income net of tax of $12 and $(51) for the three months ended June 30, 2004 and 2003, respectively; and $10 and $(51) for the six months ended June 30, 2004 and 2003, respectively.	23	(98)	19	(99)
Other comprehensive income (loss), net	(4,105)	555	(2,890)	(294)
Comprehensive income (loss)	$(3,351)	$1,529	$(1,308)	$1,671

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Changes In Stockholders’ Equity

Six Months Ended June 30, 2004

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital surplus	Retained earnings	Treasury Stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance, December 31, 2003	$27,448	$292	$25,979	$(3,212)	$1,897	$52,404
Treasury stock purchased (50,000 shares)	—	—	—	(612)	—	(612)
Common stock issued in connection with compensation plans (11,915 shares)	103	—	—	—	—	103
Net income	—	—	1,582	—	—	1,582
Dividends ($0.16 per share)	—	—	(652)	—	—	(652)
Other comprehensive loss net of $(1,555) in taxes	—	—	—	—	(2,890)	(2,890)
Balance, June 30, 2004	$27,551	292	26,909	$(3,824)	(993)	49,935

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements Of Cash Flows

(Dollars In Thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,582	$1,965
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	560	487
Depreciation and amortization	1,721	2,611
Non-cash compensation expense	—	(29)
Change in bank owned life insurance	(365)	(403)
Net (gain) loss on sales of investment securities	29	(150)
Net gain on sales of mortgage loans	(720)	(1,422)
Net loss on sales of assets acquired through foreclosure	86	57
Disposal of branch assets	—	258
Proceeds from sale of mortgage loans	34,796	68,571
Origination of mortgage loans for sale	(35,039)	(60,480)
Net decrease in other assets	4,669	379
Net decrease in accrued expenses and other liabilities	(5,216)	(516)

Net cash provided by operating activities	2,103	11,328

Cash flows from investing activities:
Net increase in loans	(15,864)	(9,063)
Proceeds from sale of investment securities available-for-sale	3,644	1,164
Proceeds from maturities and principal reductions of investment securities available-for-sale	42,611	68,379
Purchases of investment securities available-for-sale	(36,074)	(73,789)
Cash paid for contingent payment on acquisition	(925)	—
Purchase of premises and equipment, net	(2,552)	(1,468)
Proceeds from sales on assets acquired through foreclosure	424	639

Net cash used in investing activities	(8,736)	(14,138)

Cash flows from financing activities:
Net increase (decrease) in deposits	1,236	(4,865)
Net increase in federal funds purchased and securities sold under agreement to repurchase	4,562	1,313
Payments on Federal Home Loan Bank advances	(39)	(1,060)
Proceeds of Federal Home Loan Bank Advances	780	—
Payments on notes payable	(4,955)	(2,279)
Proceeds of notes payable	5,167	200
Common stock issued	103	50
Purchase of treasury stock	(612)	(205)
Dividends paid on common stock	(655)	(490)

Net cash provided by (used in) financing activities	5,587	(7,336)

Net change in cash and cash equivalents	(1,046)	(10,146)

Cash and cash equivalents at beginning of the period	18,802	35,558

Cash and cash equivalents at end of the period	$17,756	$25,412

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$6,045	$7,046
Income taxes	$846	$2,864

Non-cash activities related to operations:
Assets acquired through foreclosure	$614	$291
Loans to facilitate the sale of real estate acquired through foreclosure	377	—

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Three and six month periods ended June 30, 2004 and 2003

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

The interim consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated.  The December 31, 2003 consolidated statement of financial condition has been derived from the audited consolidated financial statements as of that date.  Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.  The results of the interim periods ended June 30, 2004, are not necessarily indicative of the results that may occur for the year ending December 31, 2004.

(2)           Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46).  FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company’s financial statements.  VIEs are generally defined in FIN 46 as entities that either do not have sufficient equity to finance their activities without support from other parties or whose equity investors lack a controlling financial interest.  In December 2003, the FASB issued a revised FIN 46 (FIN 46R), which required public companies to apply FIN 46 to special purpose entities by periods ending after December 15, 2003. We have a statutory trust, Team Financial Capital Trust I (the “Trust”) that was formed for the purpose of issuing Trust Preferred Securities. As a result of applying FIN 46R, the Trust is not consolidated in the financial statements of Team Financial, Inc.  The impact of deconsolidating the Trust at December 31, 2003 was reporting $16.0 million in subordinated obligation by Team Financial, Inc., representing $15.5 million in subordinated debentures issued by Team Financial, Inc. in 2001, solely held by the Trust, and $480,000 of common interest, on the financial statements of Team Financial Inc.  The $15.5 million Trust Preferred Securities issued by the Trust in 2001 will remain on the records of the Trust.  The $480,000 subordinated obligation reported by Team Financial Inc. is offset by an identical amount representing Team Financial, Inc.’s investment in the Trust and is included in other assets.

We continue to include the preferred securities in our Tier I capital for regulatory capital purposes.

(3)                                 Stock Compensation and Income Per Share

Basic income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

We account for employee options under the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees with pro forma disclosures of net income and income per share, as if the fair value method of accounting defined in Statement of Financial Accounting Standards No. 123 Accounting for Stock Based Compensation (SFAS 123) had been applied.  SFAS 123 establishes a fair value based method of accounting for stock based employee compensation plans.  Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period.  Under SFAS 123, our net income and net income per share would have decreased as reflected in the following pro forma amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)

Net income:
As reported	$754	$974	$1,582	$1,965
Compensation cost, net	22	26	44	53
Pro forma	$732	$948	1,538	1,912
Basic earnings per share:
As reported	$0.18	$0.24	$0.39	$0.48
Pro forma	0.18	0.23	0.38	0.47
Diluted earnings per share:
As reported	$0.18	$0.24	$0.38	$0.48
Pro forma	0.18	0.23	0.37	0.46

Shares applicable to basic earnings per share	4,079,382	4,094,305	4,091,454	4,100,025
Shares applicable to diluted earnings per share	4,124,028	4,121,775	4,138,600	4,127,620

(4)                                 Stock Repurchase Program

Under the stock repurchase program, we purchased 25,000 shares of common stock during the quarter ended June 30, 2004 at an average price of $12.00.  During the six months ended June 30, 2004, 50,000 shares of common stock were purchased at an average price of $12.24.  At June 30, 2004, 223,778 shares of common stock had been repurchased since the inception of the program in 2001 at an average price of $10.62 per share.  There are 76,222 shares of common stock remaining to be repurchased under the program.

(5)                                 Dividends Declared

On May 25, 2004, we declared a quarterly cash dividend of $0.08 per share to all shareholders of record on June 30, 2004, payable July 21, 2004.

(6)                                 Investment Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities at June 30, 2004 and December 31, 2003.

	June 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
U.S. Agency securities	$75,505	$328	$(1,249)	$74,584
Mortgage-backed securities	82,852	951	(1,956)	81,847
Non-taxable Municipal securities	32,407	678	(461)	32,624
Taxable Municipal securities	1,001	64	—	1,065
Other debt securities	7,852	139	(31)	7,960
Total debt securities	199,617	2,160	(3,697)	198,080
Equity securities	8,071	39	(9)	8,101
Total available for sale securities	$207,688	$2,199	$(3,706)	$206,181

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
U.S. Agency securities	$77,234	$911	$(336)	$77,809
Mortgage-backed securities	91,411	1,629	(352)	92,688
Non-taxable Municipal securities	31,352	889	(156)	32,085
Taxable Municipal securities	1,002	79	—	1,081
Other debt securities	8,128	194	(3)	8,319
Total debt securities	209,127	3,702	(847)	211,982
Equity securities	9,250	36	(16)	9,270
Total available for sale securities	$218,377	$3,738	$(863)	$221,252

Management does not believe that any of the securities with unrealized losses at June 30, 2004 are other than temporarily impaired due to changes in market rate from the date of purchase to June 30, 2004.

(7)                                 Goodwill

Additional goodwill of $925,000 recorded during the six months ended June 30, 2004 related to cash consideration paid in the first quarter 2004 to the former owners of the Quarles Agency, Inc, the insurance agency acquired in 2002.  This payment of $925,000 plus interest was contingently payable starting in 2004 based on the agency meeting certain revenue benchmarks during 2003.  The contingent payment of $925,000 was recorded as additional goodwill and the related interest was expensed during the first quarter of 2004.  An additional contingent payment of $925,000 plus interest could be distributable in 2005 if revenue benchmarks are achieved during 2004.

(8)                                 Notes payable and Other Borrowings

The term note payable and the line of credit existing at December 31, 2003 were renegotiated during the first quarter of 2004, which resulted in combining the term note into the line of credit.  The term note was paid off using borrowings under the line of credit.  The line of credit maximum credit limit was $6,000,000 and matured June 30, 2004.  Management is in the process of negotiating a renewal of the line of credit.  At June 30, 2004 the outstanding balance on the line of credit was $3,407,000.

The following table summarizes the advances from the Federal Home Loan Bank and other borrowings at the specified periods:

	June 30, 2004	December 31, 2003
	(In thousands)

Note payable, interest floating at 2% over one month LIBOR (3.12% at December 31, 2003), secured by common stock of subsidiary banks	$—	$2,550
Borrowing under a line of credit, interest floating at 2.00% over one month LIBOR (3.11% and 3.12% at June 30, 2004 and December 31, 2003, respectively); due June 30, 2004; secured by common stock of subsidiary banks; maximum credit limit at June 30, 2004 was $6,000,000	3,400	550
Non-interest bearing unsecured notes payable, due in 2004	7	15
Other borrowings, payable on demand	39	117
Federal Home Loan Bank borrowings by certain subsidiary banks at interest rates ranging from 2.62% to 7.09%; maturities ranging from 2004 to 2013; secured by real estate loans, investments securities, and Federal Home Loan Bank stock	111,972	111,234
	$115,418	$114,466

(9)                                 Commitments and Contingencies

Commitments to extend credit to our customers with unused approved lines of credit were $61,913,000 at June 30, 2004.  Additionally, the contractual amount of standby letters of credit at June 30, 2004 was approximately $2,174,000.  These commitments involve credit risk in excess of the amount stated in the consolidated balance sheet.  Exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments.

We entered into a contingent contract in connection with the acquisition of The Quarles Agency, Inc. in 2002. Contingent upon insurance agency revenue benchmark of $4,000,000 each year ending 2003 and 2004, The Quarles Agency, Inc.’s shareholders will receive cash consideration of $1,850,000 plus interest thereon at the Prime Rate published in the Wall Street Journal minus one percent. The cash consideration will be paid in two annual contingent payments of $925,000 each beginning in 2004.  Insurance revenues during 2003 met the $4,000,000 benchmark and therefore, the first annual payment of $925,000 plus interest was distributed in the first quarter 2004.  If insurance revenues during 2004 meet the benchmark, another payment of $925,000 plus interest will be distributable in 2005.

Item 2:             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Team Financial, Inc. is a financial holding company incorporated in the State of Kansas.  Our common stock is listed on the Nasdaq National Market (“NASDAQ”) under the symbol “TFIN”.

We offer full service community banking and financial services through 19 locations in Kansas, Missouri, Nebraska, Oklahoma and Colorado through our wholly owned banking subsidiaries, TeamBank N.A and Colorado National Bank. Our presence in Kansas consists of seven locations in the Kansas City metropolitan area and three locations in southeast Kansas. We operate two locations in western Missouri, three in the metropolitan area of Omaha, Nebraska, two in Colorado Springs, Colorado and one in Monument, Colorado.  Additionally, we provide insurance services in the Tulsa, Oklahoma metropolitan area.

Results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Results of operations are also affected by non-interest income, such as service charges, insurance agency commissions, loan fees, and gains and losses from the sales of mortgage loans.  The principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

FINANCIAL CONDITION

Total assets at June 30, 2004, were $647.4 million compared to $649.8 million at December 31, 2003, a decrease of $2.4 million.  Loans receivable increased $16.4 million to $364.5 million at June 30, 2004, from $348.1 million at December 31, 2003.  The increases in loans receivable were funded with decreases in investment securities, which decreased $15.1 million to $206.2 million at June 30, 2004 from $221.3 million at December 31, 2003 and through federal funds purchased and repurchase agreements which increased $4.5 million to $11.7 million at June 30, 2004 from $7.2 million at December 31, 2003.

Investment Securities

Total investment securities were $206.2 million at June 30, 2004, compared to $221.3 million at December 31, 2003, a decrease of $15.1 million, or 6.8%.  Approximately $10.2 million of the decrease in investment securities was the result of applying cash received from principal pay downs of mortgage backed securities and maturities of government agency securities to fund loan growth rather than re-investing in securities.  Approximately $4.4 million of the decrease was due to a decrease in the market value of the securities from December 31, 2003.

Loans Receivable

Loans receivable increased $16.4 million, or 4.7%, to $364.5 million at June 30, 2004, compared to $348.1 million at December 31, 2003.  This increase was primarily due to increases in the commercial and commercial real estate portfolios in our markets of $17.6 million, or 11.0%, to $177.9 million at June 30, 2004, compared to $160.3 million at December 31, 2003.

The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

	June 30, 2004		December 31, 2003
	Principal Balance	Percent of Total	Principal Balance	Percent of Total
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$92,599	25.4%	$93,711	26.9%
Construction and land development	42,635	11.7	43,748	12.5
Commercial	105,866	29.0	103,568	29.8
Other	16,636	4.6	15,161	4.4
Other Commerical	71,984	19.8	56,716	16.3
Agricultural	14,068	3.9	14,018	4.0
Installment loans	15,741	4.3	15,566	4.5
Other	5,539	1.5	6,253	1.8
Gross loans	365,068	100.2	348,741	100.2
Less unearned fees	(615)	(0.2)	(646)	(0.2)
Total loans receivable	$364,453	100.0%	$348,095	100.0%

Included in one-to-four family real estate loans were loans held for sale of approximately $1.9 million at June 30, 2004 and $1.2 million at December 31, 2003.

Non-performing Assets

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

The following table summarizes non-performing assets:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Non-performing assets:
Non-accrual loans
Real estate loans	$2,226	$4,464
Commerical, industrial, and agricultural	1,278	890
Installment loans	69	106
Lease fianancing receivables	15	21
Total non-accrual loans	3,588	5,481
Loans 90 days past due and still accruing
Real estate loans	260	400
Commerical, industrial, and agricultural	256	223
Installment loans	—	18
Total past due 90 days and still accruing	516	641
Restructured loans	1,205	1,138
Non-performing loans	5,309	7,260
Other real estate owned	844	1,117
Total non-performing assets	$6,153	$8,377
Non-performing loans as a percentage of total loans	1.46%	2.09%
Non-performing assets as a percentage of total assets	0.95%	1.29%

Non-performing assets totaled approximately $6.2 million at June 30, 2004, compared to $8.4 million at December 31, 2003, representing a decrease of $2.2 million or 26.2%.  The decrease in non-performing assets was primarily a result of a decrease in non-accrual loans of approximately $1.9 million due to the receipt of principal in the second quarter of June 30, 2004 on a loan of approximately $2.0 million recorded as non-accrual at December 31, 2003.

Non-performing loans of approximately $5.3 million at June 30, 2004 were comprised of several non-accrual loans totaling $3.6 million and restructured loans totaling $1.2 million.  Loans reported as non-accrual at June 30, 2004 included several loans.  The largest loan included in non-accrual was a loan of approximately $1.3 million to an individual for a single-family dwelling.  Other significant loans included in non-accrual at June 30, 2004 were $375,000 with a trenching company, $320,000 with an aluminum extrusion company, $250,000 with a real estate development company, $250,000 with an individual for a single family dwelling, $200,000 to a land developer and $200,000 to a roofing company.  These loans, aggregating approximately $2.9 million, had specific reserves of approximately $900,000 at June 30, 2004.  Management does not anticipate a loss on these credits in excess of the specific reserves.

At December 31, 2003, loans included in non-performing included $2.6 million with a residential property developer, $1.3 million with and individual for a single-family dwelling, $382,000 with a trenching company and $316,000 with an aluminum extrusion company.

Other real estate owned was approximately $844,000 at June 30, 2004, compared to $1.1 million at December 31, 2003.  Other real estate owned at June 30, 2004 consisted of three commercial buildings totaling approximately $194,000, seven one-to-four family properties totaling $278,000, and three parcels of land totaling $372,000.  These 13 properties are all located within our market areas.  Management is working to sell the real estate as soon as practical.  During the six months ended June 30, 2004, management sold 12 other real estate properties for a net loss of approximately $86,000.

Non-performing assets as a percent of total assets decreased to .95% at June 30, 2004, compared to 1.29% at December 31, 2003.  The loan portfolio is continuously monitored for possible non-performing assets as information becomes available.  The magnitude of any increase in non-performing loans is not determinable.

Allowance for loan losses

The allowance for loan losses is based on industry standards, historical experience, an evaluation of economic conditions and information regarding the collectibility of specific loans.  The loan portfolio is regularly reviewed for delinquencies and other quality indicators.  The evaluation of the allowance for loan losses is based on various estimates and assumptions.  Actual losses may differ due to changing conditions or information that is currently not available.

The following table summarizes our allowance for loan losses:

	Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)
Allowance at beginning of period	$4,506	$4,611
Provision for estimated loan losses	560	487
Loans charged off	(434)	(663)
Recoveries	121	209
Allowance at end of period	$4,753	$4,644

Annualized net charge-offs as a percent of total loans	0.17%	0.26%
Allowance as a percent of total loans	1.30%	1.35%
Allowance as a pecent of non-performing loans	89.53%	59.68%

Allowance for loan losses was 1.30% of total loans at June 30, 2004 compared to 1.35% at June 30, 2003 and 1.29% at December 31, 2003.  The allowance for loan losses as a percent of non-performing loans increased to 89.53% at June 30, 2004, compared to 62.10% at December 31, 2003 and 59.68% at June 30, 2003.  These increases were primarily due to the receipt of approximately $2.0 million of principal payments during the second quarter in 2004 on a large loan classified as non-accrual at December 31, 2003 and June 30, 2003.

Premises and equipment, net

Premises and equipment, net of accumulated depreciation, increased $1.9 million to $16.0 million at June 30, 2004 from $14.1 million at December 31, 2003.  This increase was primarily due to purchases of fixed assets for two new branch locations in Colorado.  One branch in Colorado Springs opened in March 2004 and another branch in Monument, Colorado opened in June 2004.

Goodwill

Goodwill increased by $925,000 to $15.5 million at June 30, 2004 from $14.5 million at December 31, 2003 related to cash consideration paid in the first quarter of 2004 to the former owners of The Quarles Agency, Inc, the insurance agency acquired in 2002.  This payment of $925,000 plus interest was contingently payable starting in 2004 based on the agency meeting certain revenue benchmarks during 2003.  The contingent payment of $925,000 was recorded as additional goodwill and the related interest was expensed during the quarter ended March 31, 2004.  An additional contingent payment of $925,000 plus interest could be distributable in 2005 if revenue benchmarks are achieved during 2004.

Other Assets

Other assets decreased $4.7 million to $4.1 million at June 30, 2004 from $8.8 million at December 31, 2003.  This decrease was primarily due to the timing of insurance premium billings related to one large insurance customer at December 31, 2003.  At June 30, 2004, accounts receivables due from insurance customers were $1.5 million and offsetting other liabilities for amounts due to insurance providers were $1.3 million.  At December 31, 2003, accounts receivables due from insurance customers were approximately $6.0 million and offsetting other liabilities for amounts due to insurance providers were $5.7 million.

Deposits

Total deposits increased approximately $1.2 million to $447.4 million at June 30, 2004 from $446.2 million at December 31, 2003. This increase was primarily a result of an increase in money market deposits of approximately $4.7 million offset by a decrease in certificates of deposit of approximately $3.5 million.

Federal funds purchased and securities sold under agreements to repurchase

Federal funds purchased and securities sold under agreements to repurchase increased $4.5 million, to $11.7 million at June 30, 2004 compared to $7.2 million at December 31, 2003.  The increase is related to the increase in loan receivables described above.

Regulatory Capital

We are subject to regulatory capital requirements administered by the Federal Reserve, the Federal Deposit Insurance Corporation and the Comptroller of the Currency.  Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions.  As of June 30, 2004, we met all capital adequacy requirements to which we are subject.  Regulatory capital ratios at June 30, 2004, were as follows:

Ratio	Actual	Minimum Required
Total capital to risk weighted assets	12.61%	8.00%
Core capital to risk weighted assets	11.43%	4.00%
Core capital to average assets	7.33%	4.00%

Liquidity

Liquidity is continuously forecasted and managed in order to satisfy cash flow requirements of depositors and borrowers and meet other operating cash flow needs.  We have developed internal and external sources of liquidity to meet our liquidity needs.  These sources include, but are not limited to, the ability to raise deposits through branch promotional campaigns, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank.  The most liquid assets are cash and cash equivalents and investment securities available-for-sale.  The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.  At June 30, 2004, and December 31, 2003, these liquid assets totaled $223.9 million and $240.1 million, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before provision for loan losses for the three months ended June 30, 2004 totaled $4.9 million compared to $4.4 million for the same period in 2003, an increase of $500,000, or 11.4%.  Net interest income before provision for loan losses for the six months ended June 30, 2004, totaled $9.5 million compared to $9.0 million for the same period in 2003, an increase of $500,000, or 5.6%.

Net interest margin, adjusted for the tax effect of tax exempt securities, as a percent of average earning assets was 3.53% for the three months ended June 30, 2004, compared to 3.13% for the three months ended June 30, 2003.  Tax equivalent net interest margin as a percent of average earning assets was 3.46% for the six months ended June 30, 2004, compared to 3.29% for the six months ended June 30, 2003.  The average cost of interest-bearing liabilities decreased 28 and 27 basis points for the respective three and six months ended June 30, 2004, compared to the same periods in 2003.  The average rate of interest-earning assets increased 20 basis points for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003.  The average rate of interest earning assets decreased 7 basis points for the six months ended June 30, 2004 compared to the same period in 2003. The result was an increase in the net interest income of $496,000 and $481,000 including the tax equivalent impact on tax exempt securities for the three and six months ended June 30, 2004 compared to the same periods in 2003.

The following tables present certain information relating to net interest income for the three and six months ended June 30, 2004 and 2003.  The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown.

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2) (3)	$362,603	$5,831	6.45%	$340,074	$5,802	6.84%
Investment securities-taxable	181,336	1,819	4.02%	197,387	1,715	3.49%
Investment securities-nontaxable (4)	29,976	520	6.96%	28,214	485	6.90%
Interest-bearing deposits	3,323	7	0.85%	22,121	34	0.62%
Other assets (5)	480	12	10.03%	480	11	9.19%
Total interest-earning assets	$577,718	$8,189	5.69%	$588,276	$8,047	5.49%

Interest-bearing liabilities:
Savings deposits and interest-bearing checking	$187,089	$295	0.63%	$177,899	$357	0.81%
Time deposits	196,614	1,104	2.25%	206,636	1,402	2.72%
Federal funds purchased and securities sold under agreements to repurchase	8,981	22	0.98%	5,006	11	0.88%
Federal Home Loan Bank advances and other borrowings	115,396	1,288	4.48%	117,033	1,294	4.44%
Subordinated debentures (5)	16,005	389	9.75%	16,005	388	9.72%
Total interest-bearing liabilities	$524,085	$3,098	2.37%	$522,579	$3,452	2.65%
Net interest income (tax equivalent)		$5,091			$4,595
Interest rate spread			3.32%			2.84%
Net interest-earning assets	$53,633			$65,697
Net interest margin (4)			3.53%			3.13%
Ratio of average interest-bearing liabilities to average interest-earning assets	90.72%			88.83%

(1)          Loans are net of deferred loan fees.

(2)          Non-accruing loans are included in the computation of average balances.

(3)          Loan fees are included in interest income.  These fees for the three months ended June 30, 2004 and 2003 were $232,000 and $255,000, respectively.

(4)          Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended June 30, 2004 and 2003 were $217,000 and $220,000, respectively.

(5)          2003 restated for deconsolidation of a wholly owned subsidiary as a result of adopting FIN 46.  See Note 2, Recent Accounting Pronouncements, in the unaudited consolidated financial statements.

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2) (3)	$356,390	$11,422	6.46%	$340,087	$11,767	6.98%
Investment securities-taxable	185,548	3,721	4.04%	196,927	3,669	3.76%
Investment securities-nontaxable (4)	29,718	1,035	7.03%	27,220	951	7.05%
Interest-bearing deposits	6,816	33	0.98%	15,566	82	1.06%
Other assets (5)	480	23	9.66%	480	23	9.66%
Total interest-earning assets	$578,952	$16,234	5.66%	$580,280	$16,492	5.73%

Interest-bearing liabilities:
Savings deposits and interest-bearing checking	$186,571	$598	0.65%	$181,132	$769	0.86%
Time deposits	199,219	2,264	2.29%	205,876	2,870	2.81%
Federal funds purchased and securities sold under agreements to repurchase	7,724	34	0.89%	4,897	22	0.91%
Federal Home Loan Bank advances and other borrowings	114,997	2,615	4.59%	117,706	2,589	4.44%
Subordinated debentures (5)	16,005	777	9.79%	16,005	777	9.79%
Total interest-bearing liabilities	$524,516	$6,288	2.42%	$525,616	$7,027	2.69%
Net interest income (tax equivalent)		$9,946			$9,465
Interest rate spread			3.24%			3.04%
Net interest-earning assets	$54,436			$54,664
Net interest margin (4)			3.46%			3.29%
Ratio of average interest-bearing liabilities to average interest-earning assets	90.60%			90.58%

(1)          Loans are net of deferred loan fees.

(2)          Non-accruing loans are included in the computation of average balances.

(3)          Loan fees are included in interest income.  These fees for the six months ended June 30, 2004 and 2003 were $484,000 and $497,000, respectively.

(4)          Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the six months ended June 30, 2004 and 2003 were $434,000 and $439,000, respectively.

(5)          2003 restated for deconsolidation of a wholly owned subsidiary as a result of adopting FIN 46.  See Note 2, Recent Accounting Pronouncements, in the unaudited consolidated financial statements.

The following table presents the components of changes in net interest income, on a tax equivalent basis, attributed to volume and rate.  Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the average interest rate during the prior year’s respective three or six months periods.  The changes in interest income or interest expense attributable to change in interest rates are calculated by multiplying the change in interest rate by the average volume during the prior year’s respective three or six months periods.  The changes in interest income or interest expense attributable to the combined impact of changes in volume and change in interest rate are calculated by multiplying the change in rate by the change in volume.

	Three Months Ended June 30, 2004 Compared To Three Months Ended June 30, 2003			Six Months Ended June 30, 2004 Compared To Six Months Ended June 30, 2003
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans receivable, net (1) (2) (3)	$384	$(355)	29	$564	$(909)	(345)
Investment securities-taxable	(176)	280	104	(212)	264	52
Investment securities-nontaxable (4)	103	(68)	35	87	(3)	84
Interest-bearing deposits	(29)	2	(27)	(46)	(3)	(49)
Other assets (5)	—	1	1	—	—	—
Total interest income	$282	$(140)	142	$393	$(651)	(258)

Interest expense:
Savings deposits and interest bearing checking	$18	$(80)	(62)	$23	$(194)	(171)
Time deposits	(68)	(230)	(298)	(93)	(513)	(606)
Federal funds purchased and securities sold under agreements to repurchase	10	1	11	14	(2)	12
Federal Home Loan Bank advances and other borrowings	(18)	12	(6)	(60)	86	26
Subordinated debentures (5)	—	1	1	—	—	—
Total interest expense	(58)	(296)	(354)	(116)	$(623)	(739)
Net change in net interest income	$340	156	496	$509	(28)	481

(1)          Loans are net of deferred loan fees.

(2)          Non-accruing loans are included in the computation of average balances.

(3)          Loan fees are included in interest income.  These fees for the three months ended June 30, 2004 and 2003 were $232,000 and $255,000, and for the six months ended June 30, 2004 and 2003 were $484,000 and $497,000.

(4)          Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended June 30, 2004 and 2003 were $217,000 and $220,000, and for the six months ended June 30, 2004 and 2003 were $434,000 and $439,000.

(5)          2003 restated for deconsolidation of a wholly owned subsidiary as a result of adopting FIN 46.  See Note 2, Recent Accounting Pronouncements, in the unaudited consolidated financial statements.

Interest-earning assets

The average rate on interest-earning assets was 5.69% for the three months ended June 30, 2004, representing an increase of 20 basis points from 5.49% for the same three months ended 2003.  The average rate on interest-earning assets was 5.66% for the six months ended June 30, 2004, representing a slight decrease of 7 basis points from 5.73% for the same six months ended 2003.  Interest-earning assets are comprised of loans receivable, investment securities, interest-bearing deposits and an investment in a non-consolidated wholly owned subsidiary that was formed for the purpose of issuing Trust Preferred Securities.

The average rate on loans receivable decreased 39 basis points to 6.45% for the three months ended June 30, 2004, compared to 6.84% for the three months ended June 30, 2003.  The average rate on loans receivable decreased 52 basis points to 6.46% for the six months ended June 30, 2004, compared to 6.98% for the six months ended June 30, 2003.  This decrease in average interest rate was offset by an increase in the average balance of loans receivable of approximately $16.3 million from June 30, 2003.  Approximately $200,000 of interest income on a non-accrual loan was reported in interest income during the quarter and six months ended June 30, 2004.  Excluding this income, the average rate on loan receivables would have been 6.23% for the quarter ended June 30, 2004 and 6.35% for the six months ended June 30, 2004.

The average rate on taxable investment securities increased 53 basis points to 4.02% for the three months ended June 30, 2004 compared to 3.49% for the three months ended June 30, 2003 and 28 basis points to 4.04% for the six months ended June 30, 2004 compared to 3.76% for the six months ended June 30, 2003.  The average rate on investment securities, adjusted for the tax effect of tax exempt securities, increased 59 basis points to 4.98% for the quarter ended June 30, 2004 compared to 4.39% for the quarter ended June 30, 2003 and 30 basis points to 4.46% for the six months ended June 30, 2004, compared to 4.16% for the six months ended June 30, 2003.  This increase in average interest rate was offset by a decrease in the average balance during the three and six months ended June 30, 2004.

Interest-bearing liabilities

The average rate paid on interest-bearing liabilities decreased 28 basis points to 2.37% for the three months ended June 30, 2004, compared to 2.65% for the same three months ended 2003.  The average rate paid on interest-bearing liabilities decreased 27 basis points to 2.42% for the six months ended June 30, 2004, compared to 2.69% for the same six months ended 2003.  Interest-bearing liabilities are comprised of interest paid on savings and interest bearing checking deposits, time deposits, federal funds purchased and securities sold under agreements to repurchase, holding company notes payable, Federal Home Loan Bank advances and other borrowings, and subordinated debentures held by our subsidiary trust which issued the 9.50% preferred securities.

The average rate paid on interest-bearing savings and interest-bearing checking deposits decreased 18 basis points to 0.63% for the three months June 30, 2004 compared to 0.81% for the three months ended June 30, 2003.  The average rate paid on time deposits decreased 47 basis points to 2.25% during the second quarter of 2004 from 2.72% during the second quarter of 2003.  The average rate paid on interest-bearing savings and interest-bearing checking deposits decreased 21 basis points to 0.65% for the six months ended June 30, 2004, compared to 0.86% for the six months ended June 30, 2003. The average rate paid on time deposits decreased 52 basis points to 2.29% during the six months ended June 30 2004 compared to 2.81% during the six months ended June 30 2003.

The average rate paid on the 9.50% subordinated debentures, which was issued in connection with the sale by our wholly-owned subsidiary, Team Financial Capital Trust I, of 9.50% trust preferred securities was 9.79% for the six months ended June 30, 2004 and 2003.  The difference between the contractual interest rate of 9.50% on the trust preferred securities and the 9.79% recorded interest rate, is the amortization of debt issuance costs.  The debt issuance costs are being amortized over a 30-year period.

Balance sheet management strategy

We initiated a long-term balance sheet management strategy starting in the fourth quarter 2001 to increase the asset sensitivity of our balance sheet with the expectation of benefiting from an anticipated increase in interest rates and to borrow long-term borrowings during the period of historically low interest rates.

Under this strategy we borrowed $88.0 million in Federal Home Loan advances and purchased short-term investment securities and funded loans.  The Federal Home Loan Bank borrowings, which carry an average rate of 4.02%, consist of $70.0 million in 10-year fixed rate advances convertible to floating rate advances if LIBOR increases to a range of 6.0% to 7.50% within the 10 years, $10.0 million in 5-year fixed rate advances convertible to floating rate advances if LIBOR increases to 7.50% within the 5 years, $5.0 million in 10-year floating rate advances and $3.0 million in fixed rate advances.

The cumulative spread since the inception of the transactions through June 30, 2004, was approximately $977,000.  The spread during the three months ended June 30, 2004 was approximately $175,000 compared to a spread of ($206,000) during the three months ended June 30, 2003.  The spread for the six months ended June 30, 2004 was approximately $359,000 compared to the spread of ($262,000) for the six months ended June 30, 2003.

A decreasing interest rate environment may cause an unfavorable impact on our net interest income and net interest margin and an increasing interest rate environment may increase net interest income over the remaining borrowing period, but the actual magnitude of this impact cannot be estimated.  For further information on the effect of future interest rate changes on net interest income, see Asset and Liability Management section in Item 3 of this form.

Provision for Loan Losses

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market areas, and other factors related to the collectibility of the loan portfolio.  After considering the above factors, management recorded a provision for loan losses on loans totaling $310,000 for the three months ended June 30, 2004, and $142,000 for the three months ended June 30, 2003. The provision for loan losses for the six months ended June 30, 2004, was $560,000, compared to $487,000 for the six months ended June 30, 2003.

Non-Interest Income

The following table summarizes non-interest income for the three and six months ended June 30, 2004, compared to the same periods ended June 30, 2003.

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
	(In thousands)
Service charges	$1,012	$896	$1,842	$1,701
Trust fees	161	145	312	274
Insurance commisions	912	1,174	2,112	2,310
Brokerage service revenue	39	94	149	178
Gain on sales of mortgage loans	377	771	720	1,422
Gain (loss) on sales of investment securities	(35)	149	(29)	150
Mortgage servicing fees	75	87	152	168
Merchant processing fees	54	40	103	83
ATM and debit card fees	91	87	169	157
Bank owned life insurance income	210	224	425	453
Other	86	120	187	295
Total non-interest income	$2,982	$3,787	$6,142	$7,191

Non-interest income for the three months ended June 30, 2004, was approximately $3.0 million, a decrease of $800,000, or 21.1%, from $3.8 million for the three months ended June 30, 2003.  Non-interest income for the six months ended June 30, 2004 was $6.1 million, a decrease of $1.1 million, or 15.3%, from $7.2 million for the six months ended June 30, 2003.

Insurance commissions decreased approximately $262,000, or 22.3%, in the three months ended June 30, 2004 and $198,000, or 8.6%, in the six months ended June 30, 2004 compared to the same time periods ended June 30, 2003.  This decrease is due to a decrease in insurance policy renewals in 2004 compared to 2003.

Gain on sales of mortgage loans decreased $394,000, or 51.1%, during the quarter ended June 30, 2004 and $702,000, or 49.4%, during the six months ended June 30, 2004 compared to the same periods ended June 30, 2003.  The decrease in gain on sales of mortgage loans experienced in 2004 was the result of the decrease in the volume of loans originated and sold compared to 2003.  The gain on sales of mortgage loans experienced during the three or six months ended June 30, 2004 may not be indicative of gains in future periods. The magnitude of any future decreased gains cannot be quantified by management at this time.

The sale of a mutual fund investment in 2004 at a loss of $35,000 resulted in a net loss during the quarter ended June 30, 2004 compared to the activity in the quarter ended June 30, 2003, which resulted in net gains of $149,000.  This created the decrease in the gain on sales of investment securities for the three and six months ended June 30, 2004 compared to the same time periods ended June 30, 2003.

Non-Interest Expense

The following table presents non-interest expense for the three and six months ended June 30, 2004, compared to the same periods ended June 30, 2003.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(In thousands)
Salaries and employee benefits	$3,385	$3,539	$6,887	$6,983
Occupancy and equipment	760	672	1,500	1,389
Data processing	640	531	1,252	1,031
Professional fees	382	304	669	615
Marketing	132	107	221	198
Supplies	91	102	191	210
Intangible asset amortization	263	347	513	676
Disposal of branch assets	—	258	—	258
Conversion	—	50	—	50
Other	974	891	1,922	1,768
Total non-interest expenses	$6,627	$6,801	$13,155	$13,178

Non-interest expense decreased $200,000, or 2.9%, to $6.6 million, for the three months ended June 30, 2004, compared to $6.8 million for the three months ended June 30, 2003.  Non-interest expense decreased $23,000, or less than 1%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Data processing expense increased approximately 21.0% during the three and six months ended June 30, 2004 compared to the same periods ended June 30, 2003.  This increase in expenses was offset by a decrease in disposal of branch assets of $258,000.  In 2003 costs to terminate a building lease and dispose of the fixed assets of a branch facility were incurred.  There were no branch assets disposed of during the six months ended June 30, 2004.

Income Tax Expense

We recorded income tax expense of $165,000 for the three months ended June 30, 2004, a decrease of $80,000 compared to an income tax expense of $245,000 for the three months ended June 30, 2003.  Income tax expense for the six months ended June 30, 2004 was $357,000, a decrease of $230,000 from $587,000 recorded for the six months ended June 30, 2003.

The effective tax rate for the three months ended June 30, 2004, was 18.0%, compared to 20.1% for the three months ended June 30, 2003.  The effective tax rate for the six months ended June 30, 2004, was 18.4%, compared to 23.0% for the six months ended June 30, 2003.  The decrease in the effective tax rate was attributed to the increase in the non-taxable municipal interest income and income from the investment in bank-owned life insurance as compared to taxable interest income.

The effective tax rate is less than the statutory federal rate of 34.0% due primarily to municipal interest income and income from the investment in bank owned life insurance.

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

The following table indicates that at June 30, 2004, if there had been a sudden and sustained increase in prevailing market interest rates, our 2004 interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

Change in interest rates	Net interest income	(Decrease) increase	% change
	(Dollars in thousands)
200 basis point rise	$22,339	$1,391	6.64%
100 basis point rise	21,643	695	3.32%
Base rate scenario	20,948	—	—
100 basis point decline	18,788	(2,160)	(10.31)%
200 basis point decline	15,616	(5,332)	(25.45)%

Item 4:             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities Exchange Commission’s rules and forms.

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

Item 2.             CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e)  The following table summarizes information about the shares of common stock we repurchased during the six months ended June 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be purchased Under The Program

January 1- January 31	—	—	—	126,222
February 1-Februaray 29	10,000	12.59	10,000	116,222
March 1 - March 31	15,000	12.39	15,000	101,222
April 1-April 30	—	—	—	101,222
May 1-May 31	10,000	12.00	10,000	91,222
June 1- June 30	15,000	12.00	15,000	76,222
Total	50,000	$12.24	50,000

The Board of Directors approved a stock repurchase program, announced January 4, 2001, authorizing the repurchase of up to 300,000 shares of our common stock.  The stock repurchase program does not have an expiration date.  During the six months ended June 30, 2004, all stock repurchases were made pursuant to this repurchase plan.

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)              The annual meeting of Stockholders was held on June 15, 2004.

b)             The following individuals were elected as Directors for the term of three years each.

Name	Votes For	Votes Withheld
Michael L. Gibson	3,567,783	56,308
Montie K. Taylor	3,432,450	49,597
Robert J. Weatherbie	3,391,270	56,658

Lloyd A. Byerhof and Kenneth L. Smith were ratified as newly elected Directors for the term of three years each.

Votes For	Votes Against	Voted Abstained
3,494,619	13,121	10,282

The following directors continued in office after the annual meeting:

Keith B. Edquist

Carolyn S. Jacobs

R.G. (Gary) Kilkenny

Denis A. Kurtenbach

c)              The shareholders ratified the extension of the 1999 Employee Stock Purchase Plan for five years.  Shareholders voted on this proposal as follows:

Votes For	Votes Against	Voted Abstained	Broker non-votes
2,366,051	34,105	226,207	891,659

The shareholders ratified the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2004.  Shareholders voted on this proposal as follows:

Votes For	Votes Against	Voted Abstained
3,508,221	8,804	997

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

10.17	Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc. (2)

10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (3)

10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (3)

10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (3)

10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (3)

10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (3)

10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (3)

10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (3)

10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (3)

10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (3)

10.27	Deferred Compensation Agreement between TeamBank, N.A. and Rick P. Bartley dated February 1, 2002. (3)

10.28	Salary Continuation Agreement between TeamBank, N.A. and Rick P. Bartley dated July 1, 2001. (3)

10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs dated January 1, 2004. (7)

11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (8)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350. (8)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350. (8)

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

(7)                                  Filed with quarterly report on form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.

(8)                                  Filed herewithin.

(b)                                 Reports on Form 8-K Filed

On May 11, 2004 under Item 5 of Form 8-K, we filed our earnings release, which announced our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2004	By:	/s/ Robert J. Weatherbie
Robert J. Weatherbie
Chairman and
Chief Executive Officer

Date: August 13, 2004	By:	/s/ Michael L. Gibson
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

10.17	Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc. (2)

10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (3)

10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (3)

10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (3)

10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (3)

10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (3)

10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (3)

10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (3)

10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (3)

10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (3)

10.27	Deferred Compensation Agreement between TeamBank, N.A. and Rick P. Bartley dated February 1, 2002. (3)

10.28	Salary Continuation Agreement between TeamBank, N.A. and Rick P. Bartley dated July 1, 2001. (3)

10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs dated January 1, 2004. (7)

11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (8)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (8)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (8)

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

(7)                                  Filed with quarterly report on form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.

(8)                                  Filed herewithin.