Form 10-Q
period 2004-09-30
TEAM FINANCIAL INC /KS
filed 2004-11-12
CIK 1082484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 3,988,478 shares of the Registrant’s common stock, no par value, outstanding as of November 4, 2004.

Part I. Financial Information

Item 1.	Financial Statements

Unaudited Consolidated Statements of Financial Condition as of September 30, 2004 and December 31, 2003

Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2004 and 2003

Unaudited Consolidated Statements of Changes In Stockholders’ Equity for the Nine Months Ended September 30, 2004

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003

Notes to Unaudited Consolidated Financial Statements

Item 2.

Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signature Page

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Financial Condition

(Dollars In Thousands)

	September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$13,375	$14,135
Interest bearing bank deposits	3,976	4,667
Cash and cash equivalents	17,351	18,802

Investment securities:
Available for sale, at fair value (amortized cost of $199,687 and $218,377 at September 30, 2004 and December 31, 2003, respectively)	201,969	221,252
Total investment securities	201,969	221,252

Loans receivable, net of unearned fees	381,904	348,095
Allowance for loan losses	(4,866)	(4,506)
Net loans receivable	377,038	343,589

Accrued interest receivable	3,884	4,002
Premises and equipment, net	16,064	14,132
Assets acquired through foreclosure	233	1,117
Goodwill	15,463	14,538
Intangible assets, net of accumulated amortization	5,182	5,830
Bank owned life insurance policies	18,291	17,756
Other assets	2,970	8,778

Total assets	$658,445	$649,796

Liabilities and Stockholders’ Equity
Deposits:
Checking deposits	$163,782	$165,448
Savings deposits	32,775	32,715
Money market deposits	53,282	47,804
Certificates of deposit	195,102	200,192
Total deposits	444,941	446,159
Federal funds purchased and securities sold under agreements to repurchase	22,416	7,180
Federal Home Loan Bank advances	111,962	111,234
Notes payable and other borrowings	3,500	3,232
Subordinated debentures	16,005	16,005
Accrued expenses and other liabilities	7,185	13,582

Total liabilities	606,009	597,392

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 4,461,553 and 4,449,638 shares issued; 3,988,478 and 4,099,555 shares outstanding at September 30, 2004 and December 31, 2003, respectively	27,551	27,448
Capital surplus	292	292
Retained earnings	27,742	25,979
Treasury stock, 473,075 and 350,083 shares of common stock at cost at September 30, 2004 and December 31, 2003, respectively	(4,656)	(3,212)
Accumulated other comprehensive income	1,507	1,897

Total stockholders’ equity	52,436	52,404

Total liabilities and stockholders’ equity	$658,445	$649,796

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Operations

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Interest Income:
Interest and fees on loans	$5,740	$5,807	$17,162	$17,574
Taxable investment securities	1,847	1,606	5,568	5,275
Non-taxable investment securities	308	292	909	804
Other	18	26	74	131

Total interest income	7,913	7,731	23,713	23,784

Interest Expense:
Deposits
Checking deposits	144	108	397	424
Savings deposits	51	56	160	189
Money market deposits	121	121	357	441
Certificates of deposit	1,145	1,307	3,409	4,177
Federal funds purchased and securities sold under agreements to repurchase	48	12	82	34
FHLB advances payable	1,190	1,259	3,675	3,744
Notes payable and other borrowings	41	37	171	141
Subordinated debentures	388	388	1,165	1,165

Total interest expense	3,128	3,288	9,416	10,315

Net interest income before provision for loan losses	4,785	4,443	14,297	13,469

Provision for loan losses	261	832	821	1,319

Net interest income after provision for loan losses	4,524	3,611	13,476	12,150

Non-Interest Income:
Service charges	1,086	966	2,928	2,667
Trust fees	179	159	491	433
Insurance agency commissions	1,281	1,377	3,393	3,687
Gain on sales of mortgage loans	241	946	961	2,368
Gain (loss) on sales of investment securities	(25)	145	(54)	295
Bank owned life insurance income	198	219	623	672
Other	366	706	1,126	1,587

Total non-interest income	3,326	4,518	9,468	11,709

Non-Interest Expenses:
Salaries and employee benefits	3,459	3,389	10,346	10,372
Occupancy and equipment	780	653	2,280	2,042
Data processing	632	579	1,884	1,610
Professional fees	289	292	958	907
Marketing	157	112	378	310
Supplies	104	121	295	331
Intangible asset amortization	227	309	740	985
Disposal of branch assets	—	—	—	258
Other	949	984	2,871	2,802

Total non-interest expenses	6,597	6,439	19,752	19,617

Income before income taxes	1,253	1,690	3,192	4,242

Income taxes	101	546	458	1,133

Net income	$1,152	$1,144	$2,734	$3,109

Shares applicable to basic income per share	4,036,234	4,091,169	4,072,913	4,097,041

Basic income per share	$0.29	$0.28	$0.67	$0.76

Shares applicable to diluted income per share	4,074,086	4,125,981	4,117,100	4,127,215

Diluted income per share	$0.28	$0.28	$0.66	$0.75

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income

(Dollars In Thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Net Income	$1,152	$1,144	$2,734	$3,109
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $1,280 and $(1) for the three months ended September 30, 2004 and 2003, respectively; and $(221) and $(945) for the nine months ended September 30, 2004 and 2003, respectively.	2,484	(1,081)	(426)	(1,831)
Reclassification adjustment for gains (losses) included in net income net of tax of $9 and $(49) for the three months ended September 30, 2004 and 2003, respectively; and $18 and $(100) for the nine months ended September 30, 2004 and 2003, respectively.	16	(96)	36	(195)
Other comprehensive income (loss), net	2,500	(1,177)	(390)	(2,026)
Comprehensive income (loss)	$3,652	$(33)	$2,344	$1,083

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Changes In Stockholders’ Equity

Nine Months Ended September 30, 2004

(Dollars In Thousands, Except Per Share Data)

	Common Stock	Capital surplus	Retained earnings	Treasury Stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance, December 31, 2003	$27,448	$292	$25,979	$(3,212)	$1,897	$52,404
Treasury stock purchased (122,992 shares)	—	—	—	(1,444)	—	(1,444)
Common stock issued in connection with compensation plans (11,915 shares)	103	—	—	—	—	103
Net income	—	—	2,734	—	—	2,734
Dividends ($0.24 per share)	—	—	(971)	—	—	(971)
Other comprehensive loss net of $(203) in taxes	—	—	—	—	(390)	(390)
Balance, September 30, 2004	$27,551	292	27,742	$(4,656)	1,507	52,436

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements Of Cash Flows

(Dollars In Thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,734	$3,109
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	821	1,319
Depreciation and amortization	2,458	3,883
Change in bank owned life insurance	(535)	(623)
Net (gain) loss on sales of investment securities	54	(295)
FHLB stock dividends	(157)	—
Net gain on sales of mortgage loans	(961)	(2,368)
Net loss on sales of assets	99	78
Disposal of branch assets	—	258
Proceeds from sale of mortgage loans	46,701	114,101
Origination of mortgage loans for sale	(47,078)	(103,368)
Net decrease (increase) in other assets	6,173	(635)
Net decrease in accrued expenses and other liabilities	(6,184)	(427)

Net cash provided by operating activities	4,125	15,032

Cash flows from investing activities:
Net increase in loans	(32,945)	(6,631)
Proceeds from sale of investment securities available-for-sale	8,642	3,037
Proceeds from maturities and principal reductions of investment securities available-for-sale	58,745	107,722
Purchases of investment securities available-for-sale	(49,361)	(113,511)
Cash paid for contingent payment on acquisition	(925)	—
Purchase of premises and equipment, net	(2,945)	(2,783)
Proceeds from sales on assets	519	950

Net cash used in investing activities	(18,270)	(11,216)

Cash flows from financing activities:
Net decrease in deposits	(1,218)	(18,871)
Net increase in federal funds purchased and securities sold under agreement to repurchase	15,236	1,259
Payments on Federal Home Loan Bank advances	(12,051)	(1,058)
Proceeds of Federal Home Loan Bank Advances	12,782	—
Payments on notes payable	(6,285)	(2,936)
Proceeds of notes payable	6,551	200
Common stock issued	103	50
Purchase of treasury stock	(1,444)	(437)
Dividends paid on common stock	(980)	(776)

Net cash provided by (used in) financing activities	12,694	(22,569)

Net change in cash and cash equivalents	(1,451)	(18,753)

Cash and cash equivalents at beginning of the period	18,802	35,558

Cash and cash equivalents at end of the period	$17,351	$16,805

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$9,492	$10,420
Income taxes	$1,000	$3,065

Non-cash activities related to operations:
Assets acquired through foreclosure	$962	$339
Loans to facilitate the sale of real estate acquired through foreclosure	658	—

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Three and nine month periods ended September 30, 2004 and 2003

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

The interim consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries required to be consolidated according to accounting principles generally accepted in the United States of America.  Intercompany balances and transactions have been eliminated.  The consolidated financial statements do not include the accounts of our wholly owned statutory trust, Team Financial Capital Trust I.  See Note 2, Recent Accounting Pronouncements, below for further discussion.  The December 31, 2003 consolidated statement of financial condition has been derived from the audited consolidated financial statements as of that date.  Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.  The results of the interim periods ended September 30, 2004, are not necessarily indicative of the results that may occur for the year ending December 31, 2004.

(2)           Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46).  FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company’s financial statements.  VIEs are generally defined in FIN 46 as entities that either do not have sufficient equity to finance their activities without support from other parties or whose equity investors lack a controlling financial interest.  In December 2003, the FASB issued a revised FIN 46 (FIN 46R), which required public companies to apply FIN 46 to special purpose entities by periods ending after December 15, 2003. We have a statutory trust, Team Financial Capital Trust I (the “Trust”) that was formed in 2001 for the purpose of issuing $15.5 million of Trust Preferred Securities. As a result of applying FIN 46R, the Trust is not consolidated in the financial statements of Team Financial, Inc.  The impact of deconsolidating the Trust at December 31, 2003 was reporting $16.0 million of subordinated debentures of Team Financial, Inc., payable to the Trust and a $480,000 investment in the Trust.

We continue to include the Trust Preferred Securities issued by the Trust in Tier I capital for regulatory capital purposes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)

Net income:
As reported	$1,152	$1,144	$2,734	$3,109
Compensation cost, net	22	27	66	79
Pro forma	$1,130	$1,117	2,668	3,030
Basic earnings per share:
As reported	$0.29	$0.28	$0.67	$0.76
Pro forma	0.28	0.27	0.66	0.74
Diluted earnings per share:
As reported	$0.28	$0.28	$0.66	$0.75
Pro forma	0.28	0.27	0.65	0.73

Shares applicable to basic earnings per share	4,036,234	4,091,169	4,072,913	4,097,041
Shares applicable to diluted earnings per share	4,074,086	4,125,981	4,117,100	4,127,215

(4)           Stock Repurchase Program

Under the stock repurchase program, we purchased 72,992 shares of common stock during the quarter ended September 30, 2004 at an average price of $11.16.  During the nine months ended September 30, 2004, 122,992 shares of common stock were purchased at an average price of $11.62.  At September 30, 2004, 296,770 shares of common stock had been repurchased since the inception of the program in 2001 at an average price of $10.81 per share.  There are 3,230 shares of common stock remaining to be repurchased under the 2001 program.  During the third quarter of 2004, the Board of Directors approved another program to repurchase up to 400,000 shares of common stock.  At September 30, 2004 all 400,000 shares under the new program are remaining to be repurchased.

(5)           Dividends Declared

On August 24, 2004, we declared a quarterly cash dividend of $0.08 per share to all common shareholders of record on September 30, 2004, payable October 20, 2004.  During the nine months ended September 30, 2004, total cash dividends of $971,000, or $.24 per share, were declared.

(6)           Investment Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities at September 30, 2004 and December 31, 2003.

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
U.S. Agency securities	$63,433	$522	$(242)	$63,713
Mortgage-backed securities	88,084	1,393	(488)	88,989
Non-taxable Municipal securities	31,789	923	(139)	32,573
Taxable Municipal securities	971	85	—	1,056
Other debt securities	7,026	192	(1)	7,217
Total debt securities	191,303	3,115	(870)	193,548
Equity securities	8,384	45	(8)	8,421
Total available for sale securities	$199,687	$3,160	$(878)	$201,969

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
U.S. Agency securities	$77,234	$911	$(336)	$77,809
Mortgage-backed securities	91,411	1,629	(352)	92,688
Non-taxable Municipal securities	31,352	889	(156)	32,085
Taxable Municipal securities	1,002	79	—	1,081
Other debt securities	8,128	194	(3)	8,319
Total debt securities	209,127	3,702	(847)	211,982
Equity securities	9,250	36	(16)	9,270
Total available for sale securities	$218,377	$3,738	$(863)	$221,252

Management does not believe that any of the securities with unrealized losses at September 30, 2004 are other than temporarily impaired due to changes in market rate from the date of purchase to September 30, 2004.

(7)           Goodwill

Additional goodwill of $925,000 recorded during the nine months ended September 30, 2004 related to cash consideration paid in the first quarter of 2004 to the former owners of the Quarles Agency, Inc, an insurance agency acquired in 2002.  This payment plus interest was contingently payable starting in 2004 if the agency met certain revenue benchmarks during 2003.  The contingent payment of $925,000 was recorded as additional goodwill and the related interest was expensed during the first quarter of 2004.  An additional contingent payment of $925,000 plus interest could be distributable in 2005 if revenue benchmarks are achieved during 2004.

(8)           Notes payable and Other Borrowings

The term note payable and the line of credit existing at December 31, 2003 were renegotiated during the first quarter of 2004, which resulted in combining the term note into the line of credit.  The term note was paid off using borrowings under the line of credit.  The line of credit maximum credit limit is $6,000,000 and matures June 30, 2005.

The following table summarizes the advances from the Federal Home Loan Bank and other borrowings at the specified periods:

	September 30, 2004	December 31, 2003
	(In thousands)

Note payable, interest floating at 2% over one month LIBOR (3.12% at December 31, 2003), secured by common stock of subsidiary banks	$—	$2,550
Borrowing under a line of credit, interest floating at 2.00% over one month LIBOR (3.65% and 3.12% at September 30, 2004 and December 31, 2003, respectively); due June 30, 2005; secured by common stock of subsidiary banks; maximum credit limit at September 30, 2004 was $6,000,000	3,400	550
Non-interest bearing unsecured notes payable, due in 2004	4	15
Other borrowings, payable on demand	96	117
Federal Home Loan Bank borrowings by certain subsidiary banks at interest rates ranging from 2.62% to 7.09%; maturities ranging from 2005 to 2019; secured by real estate loans, investments securities, and Federal Home Loan Bank stock	111,962	111,234
	$115,462	$114,466

(9)           Commitments and Contingencies

Commitments to extend credit to our customers with unused approved lines of credit were $70,484,000 at September 30, 2004.  Additionally, the contractual amount of standby letters of credit at September 30, 2004 was approximately $3,357,000.  These commitments involve credit risk in excess of the amount stated in the consolidated balance sheet.  Exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments.

We entered into a contingent contract in connection with the acquisition of The Quarles Agency, Inc. in 2002. Contingent upon insurance agency revenue benchmark of $4,000,000 each year ending 2003 and 2004, The Quarles Agency, Inc.’s shareholders will receive cash consideration of $1,850,000 plus interest thereon at the Prime Rate published in the Wall Street Journal minus one percent. The cash consideration will be paid in two annual contingent payments of $925,000 each beginning in 2004.  Insurance revenues during 2003 met the $4,000,000 benchmark and therefore, the first annual payment of $925,000 plus interest was distributed in the first quarter of 2004.  If insurance revenues during 2004 meet the benchmark, another payment of $925,000 plus interest will be distributable in 2005.

Item 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Team Financial, Inc. is a financial holding company incorporated in the State of Kansas.  Our common stock is listed on the Nasdaq National Market (“NASDAQ”) under the symbol “TFIN”.

We offer full service community banking and financial services through 19 locations in Kansas, Missouri, Nebraska, Oklahoma and Colorado through our wholly owned banking subsidiaries, TeamBank N.A and Colorado National Bank. Our presence in Kansas consists of seven locations in the Kansas City metropolitan area and three locations in southeast Kansas. We operate two locations in western Missouri, three in the metropolitan area of Omaha, Nebraska, two in Colorado Springs, Colorado and one in Monument, Colorado.  Additionally, we provide insurance services through an insurance agency located in Tulsa, Oklahoma.

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

FINANCIAL CONDITION

Total assets at September 30, 2004, were $658.4 million compared to $649.8 million at December 31, 2003, an increase of $8.6 million.  Loans receivable increased $33.8 million to $381.9 million at September 30, 2004, from $348.1 million at December 31, 2003.  The increases in loans receivable were funded with decreases in investment securities, which decreased $19.3 million to $202.0 million at September 30, 2004 from $221.3 million at December 31, 2003 and through federal funds purchased and repurchase agreements which increased $15.2 million to $22.4 million at September 30, 2004 from $7.2 million at December 31, 2003.

Investment Securities

Total investment securities were $202.0 million at September 30, 2004, compared to $221.3 million at December 31, 2003, a decrease of $19.3 million, or 8.7%.  This decrease was the result of applying cash received from principal pay downs of mortgage backed securities and maturities of government agency securities to fund loan growth rather than re-investing in securities.

Loans Receivable

Loans receivable increased $33.8 million, or 9.7%, to $381.9 million at September 30, 2004, compared to $348.1 million at December 31, 2003.  This increase was primarily due to increases in the commercial and commercial real estate portfolios in our markets of $26.6 million, or 16.6%, to $186.9 million at September 30, 2004, compared to $160.3 million at December 31, 2003.

The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

	September 30, 2004		December 31, 2003
	Principal Balance	Percent of Total	Principal Balance	Percent of Total
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$91,509	24.0%	$93,711	26.9%
Construction and land development	51,368	13.4	43,748	12.5
Commercial	116,762	30.5	103,568	29.8
Other	18,269	4.8	15,161	4.4
Commerical	70,171	18.4	56,716	16.3
Agricultural	14,742	3.9	14,018	4.0
Installment loans	12,187	3.2	15,566	4.5
Other	7,693	2.0	6,253	1.8
Gross loans	382,701	100.2	348,741	100.2
Less unearned fees	(797)	(0.2)	(646)	(0.2)
Total loans receivable	$381,904	100.0%	$348,095	100.0%

Included in one-to-four family real estate loans were loans held for sale of approximately $2.2 million at September 30, 2004 and $1.2 million at December 31, 2003.

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

The following table summarizes non-performing assets:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Non-performing assets:
Non-accrual loans
Real estate loans	$2,571	$4,464
Commerical, industrial, and agricultural	992	890
Installment loans	42	106
Lease fianancing receivables	9	21
Total non-accrual loans	3,614	5,481
Loans 90 days past due and still accruing
Real estate loans	76	400
Commerical, industrial, and agricultural	436	223
Installment loans	—	18
Total past due 90 days and still accruing	512	641
Restructured loans	1,058	1,138
Non-performing loans	5,184	7,260
Other real estate owned	233	1,117
Total non-performing assets	$5,417	$8,377
Non-performing loans as a percentage of total loans	1.36%	2.09%
Non-performing assets as a percentage of total assets	0.82%	1.29%

Non-performing assets totaled approximately $5.4 million at September 30, 2004, compared to $8.4 million at December 31, 2003, representing a decrease of $3.0 million, or 35.7%.  The decrease in non-performing assets was primarily a result of a decrease in non-accrual loans of approximately $1.9 million due to a payoff received on a large loan of approximately $2.0 million in the second quarter of 2004 on a loan recorded as non-accrual at December 31, 2003.

Non-performing loans of approximately $5.2 million at September 30, 2004 were comprised of several non-accrual loans totaling $3.6 million, restructured loans totaling $1.1 million and approximately $500,000 of loans 90 days past due and still accruing interest.  Loans reported as non-accrual at September 30, 2004 included several loans.  The largest loan included in non-accrual was a loan of approximately $1.3 million to an individual for a single-family dwelling.  Other significant loans included in non-accrual at September 30, 2004 were $346,000 with a trenching company, $246,000 with a real estate development company, $239,000 with an individual for a single family dwelling, $205,000 to an individual agriculture business, and $228,000 for a single family dwelling.  These loans, aggregating approximately $2.6 million, had specific reserves of approximately $821,000 at September 30, 2004.  Management does not anticipate a loss on these credits in excess of the specific reserves.

At December 31, 2003, loans included in non-performing included $2.6 million with a residential property developer, $1.3 million with an individual for a single-family dwelling, $382,000 with a trenching company and $316,000 with an aluminum extrusion company.

Other real estate owned was approximately $233,000 at September 30, 2004, compared to $1.1 million at December 31, 2003.  Other real estate owned at September 30, 2004 consisted of four commercial buildings.  These four properties are all located within our market areas.  Management is working to sell the real estate as soon as practical.  During the nine months ended September 30, 2004, management sold 21 other real estate properties for a net loss of approximately $86,000.

Non-performing assets as a percent of total assets decreased to .82% at September 30, 2004, compared to 1.29% at December 31, 2003 due to the decreases described above regarding other real estate owned and non-accrual loans.  The loan portfolio is continuously monitored for possible non-performing assets as information becomes available.  The magnitude of any increase in non-performing loans is not determinable.

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

The following table summarizes the allowance for loan losses:

	Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Allowance at beginning of period	$4,506	$4,611
Provision for estimated loan losses	821	1,319
Loans charged off	(628)	(1,627)
Recoveries	167	265
Allowance at end of period	$4,866	$4,568

Allowance for loan losses was 1.27% of total loans at September 30, 2004 compared to 1.35% at September 30, 2003 and 1.29% at December 31, 2003.  The allowance for loan losses as a percent of non-performing loans increased to 93.87% at September 30, 2004, compared to 62.10% at December 31, 2003 and 72.77% at September 30, 2003.  The increased percentages were primarily due to the receipt of approximately $2.0 million of principal payments during the second quarter in 2004 on a large loan classified as non-accrual at December 31, 2003 and September 30, 2003.

Premises and equipment, net

Premises and equipment, net of accumulated depreciation, increased $1.9 million to $16.0 million at September 30, 2004 from $14.1 million at December 31, 2003.  This increase was primarily due to purchases of fixed assets for two new branch locations in Colorado.  One branch in Colorado Springs opened in March 2004 and another branch in Monument, Colorado opened in June 2004.

Goodwill

Goodwill increased by $925,000 to $15.5 million at September 30, 2004 from $14.5 million at December 31, 2003 related to cash consideration paid in the first quarter of 2004 to the former owners of The Quarles Agency, Inc, an insurance agency acquired in 2002.  This payment of $925,000 plus interest was contingently payable starting in 2004 based on the agency meeting certain revenue benchmarks during 2003.  The contingent payment of $925,000 was recorded as additional goodwill and the related interest was expensed during the quarter ended March 31, 2004.  An additional contingent payment of $925,000 plus interest is distributable in 2005 if revenue benchmarks are achieved during 2004. Based on insurance revenues reported through September 30, 2004, we are anticipating annual revenue benchmarks to be achieved during 2004. Goodwill is analyzed for impairment annually in the fourth quarter.

Other Assets

Other assets decreased $5.8 million to $3.0 million at September 30, 2004 from $8.8 million at December 31, 2003.  This decrease was primarily due to the timing of insurance premium billings related to one large insurance customer at December 31, 2003.  At September 30, 2004, accounts receivables due from insurance customers were approximately $204,000 and there were no offsetting other liabilities for amounts due to insurance providers.  At December 31, 2003, accounts receivables due from insurance customers were approximately $6.0 million and offsetting other liabilities for amounts due to insurance providers were $5.7 million.

Deposits

Total deposits decreased approximately $1.3 million to $444.9 million at September 30, 2004 from $446.2 million at December 31, 2003. This decrease was primarily a result of a decrease in checking deposits of approximately $1.7 million and a decrease in certificates of deposit of approximately $5.1 million offset by an increase in money market deposits of approximately $5.5 million.

Federal funds purchased and securities sold under agreements to repurchase

Federal funds purchased and securities sold under agreements to repurchase increased $15.2 million, to $22.4 million at September 30, 2004 compared to $7.2 million at December 31, 2003.  The increase was related to the increase in loan receivables described above.

Regulatory Capital

We are subject to regulatory capital requirements administered by the Federal Reserve, the Federal Deposit Insurance Corporation and the Comptroller of the Currency.  Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions.  As of September 30, 2004, we met all applicable capital adequacy requirements.  Regulatory capital ratios at September 30, 2004, were as follows:

Ratio	Actual	Minimum Required
Total capital to risk weighted assets	11.46%	8.00%
Core capital to risk weighted assets	10.37%	4.00%
Core capital to average assets	7.37%	4.00%

Liquidity

Liquidity is continuously forecasted and managed in order to satisfy cash flow requirements of depositors and borrowers and meet other operating cash flow needs.

We have developed internal and external sources of liquidity to meet our liquidity needs.  These sources include, but are not limited to, the ability to raise deposits through branch promotional campaigns, purchase brokered certificates of deposits, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank.

As we continue to grow our loan portfolio, we are faced with more constraints on liquidity.  We have increased overnight borrowings and repurchase agreements $15.2 million to approximately $22.4 million at September 30, 2004 compared to $7.2 million at December 31, 2003.  At September 30, 2004 there was approximately $7.7 million borrowing capacity remaining under agreements with the Federal Home Loan Bank.

Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. At September 30, 2004, these assets, approximating $219.3 million consist of investment securities available for sale of $202.0 million.  Approximately $170.2 million of these investment securities were pledged as collateral for borrowings, repurchase agreements and for public funds on deposit at September 30, 2004.

During the nine months ended September 30, 2004, the loan portfolio has increased approximately 9.7%.  Decreased liquidity may result in the inability to continue this growth rate in the future.  Another possible consequence of decreased liquidity may result in increased cost of funding.

Deposit growth through branch promotional campaigns and deposit growth through our two de novo branches opened in Colorado during 2004 are expected to provide additional sources of funding.  Another source of additional funding is the use of brokered certificates of deposits, which we have not traditionally used in the past.

See the Unaudited Consolidated Statements of Cash Flows for the sources and uses of cash.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income before provision for loan losses for the three months ended September 30, 2004 totaled $4.8 million compared to $4.4 million for the same period in 2003, an increase of $400,000, or 9.1%.  Net interest income before provision for loan losses for the nine months ended September 30, 2004, totaled $14.3 million compared to $13.5 million for the same period in 2003, an increase of $800,000, or 5.9%.

Net interest margin, adjusted for the tax effect of tax exempt securities, as a percent of average earning assets was 3.45% for the three months ended September 30, 2004, compared to 3.22% for the three months ended September 30, 2003.  Tax equivalent net interest margin as a percent of average earning assets was 3.46% for the nine months ended September 30, 2004, compared to 3.26% for the nine months ended September 30, 2003.  The average cost of interest-bearing liabilities decreased 15 and 24 basis points for the respective three and nine months ended September 30, 2004, compared to the same periods in 2003.  The average rate of interest-earning assets increased 11 basis points for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003.  The average rate of interest earning assets remained consistent for the nine months ended September 30, 2004 compared to the same period in 2003. The result was an increase in the net interest income of $338,000 and $819,000 including the tax equivalent impact on tax exempt securities for the three and nine months ended September 30, 2004 compared to the same periods in 2003.

The following tables present certain information relating to net interest income for the three and nine months ended September 30, 2004 and 2003.  The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown.

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2) (3)	$368,853	$5,740	6.17%	$342,584	$5,807	6.73%
Investment securities-taxable	173,464	1,847	4.23%	191,324	1,606	3.33%
Investment securities-nontaxable (4)	30,198	525	6.90%	30,546	513	6.66%
Interest-bearing deposits	2,778	7	1.00%	9,362	15	0.64%
Other assets (5)	480	11	9.09%	480	11	9.09%
Total interest-earning assets	$575,773	$8,130	5.60%	$574,296	$7,952	5.49%

Interest-bearing liabilities:
Savings deposits and interest-bearing checking	$181,797	$316	0.69%	$175,204	$285	0.65%
Time deposits	195,894	1,145	2.32%	202,644	1,307	2.56%
Federal funds purchased and securities sold under agreements to repurchase	13,343	48	1.43%	5,561	12	0.86%
Federal Home Loan Bank advances and other borrowings	115,333	1,231	4.24%	117,034	1,296	4.39%
Subordinated debentures (5)	16,005	388	9.62%	16,005	388	9.62%
Total interest-bearing liabilities	$522,372	$3,128	2.38%	$516,448	$3,288	2.53%
Net interest income (tax equivalent)		$5,002			$4,664
Interest rate spread			3.22%			2.96%
Net interest-earning assets	$53,401			$57,848
Net interest margin (4)			3.45%			3.22%
Ratio of average interest-bearing liabilities to average interest-earning assets	90.73%			89.93%

(1)   Loans are net of deferred loan fees.

(2)   Non-accruing loans are included in the computation of average balances.

(3)   Loan fees are included in interest income.  These fees for the three months ended September 30, 2004 and 2003 were $226,000 and $266,000, respectively.

(4)   Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended September 30, 2004 and 2003 were $217,000 and $221,000, respectively.

(5)   2003 restated for deconsolidation of a wholly owned subsidiary as a result of adopting FIN 46R.  See Note 2, Recent Accounting Pronouncements, in the unaudited consolidated financial statements.

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2) (3)	$360,568	$17,162	6.36%	$340,933	$17,574	6.89%
Investment securities-taxable	181,520	5,568	4.10%	194,955	5,275	3.62%
Investment securities-nontaxable (4)	29,878	1,560	6.98%	28,335	1,464	6.91%
Interest-bearing deposits	5,473	40	0.98%	14,449	97	0.90%
Other assets (5)	480	34	9.47%	480	34	9.47%
Total interest-earning assets	$577,919	$24,364	5.64%	$579,152	$24,444	5.64%

Interest-bearing liabilities:
Savings deposits and interest-bearing checking	$184,978	$914	0.66%	$179,147	$1,054	0.79%
Time deposits	198,109	3,409	2.30%	204,787	4,177	2.73%
Federal funds purchased and securities sold under agreements to repurchase	9,597	82	1.14%	5,119	34	0.89%
Federal Home Loan Bank advances and other borrowings	115,117	3,846	4.47%	117,104	3,885	4.44%
Subordinated debentures (5)	16,005	1,165	9.73%	16,005	1,165	9.73%
Total interest-bearing liabilities	$523,806	$9,416	2.40%	$522,162	$10,315	2.64%
Net interest income (tax equivalent)		$14,948			$14,129
Interest rate spread			3.24%			3.00%
Net interest-earning assets	$54,113			$56,990
Net interest margin (4)			3.46%			3.26%
Ratio of average interest-bearing liabilities to average interest-earning assets	90.64%			90.16%

(1)   Loans are net of deferred loan fees.

(2)   Non-accruing loans are included in the computation of average balances.

(3)   Loan fees are included in interest income.  These fees for the nine months ended September 30, 2004 and 2003 were $710,000 and $776,000, respectively.

(4)   Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the nine months ended September 30, 2004 and 2003 were $651,000 and $660,000, respectively.

(5)   2003 restated for deconsolidation of a wholly owned subsidiary as a result of adopting FIN 46R.  See Note 2, Recent Accounting Pronouncements, in the unaudited consolidated financial statements.

The following table presents the components of changes in net interest income, on a tax equivalent basis, attributed to volume and rate.  Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the average interest rate during the prior year’s respective three or nine months periods.  The changes in interest income or interest expense attributable to change in interest rates are calculated by multiplying the change in interest rate by the average volume during the prior year’s respective three or nine months periods.  The changes in interest income or interest expense attributable to the combined impact of changes in volume and change in interest rate are calculated by multiplying the change in rate by the change in volume.

	Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003			Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans receivable, net (1) (2) (3)	$446	$(513)	(67)	$1,012	$(1,424)	(412)
Investment securities-taxable	(150)	391	241	(364)	657	293
Investment securities-nontaxable (4)	(6)	18	12	80	16	96
Interest-bearing deposits	(11)	3	(8)	(60)	3	(57)
Other assets (5)	—	—	—	—	—	—
Total interest income	$279	$(101)	178	$668	$(748)	(80)

Interest expense:
Savings deposits and interest bearing checking	$11	$20	31	$34	$(174)	(140)
Time deposits	(44)	(118)	(162)	(136)	(632)	(768)
Federal funds purchased and securities sold under agreements to repurchase	17	19	36	30	18	48
Federal Home Loan Bank advances and other borrowings	(19)	(46)	(65)	(67)	28	(39)
Subordinated debentures (5)	—	—	—	—	—	—
Total interest expense	(35)	(125)	(160)	(139)	$(760)	(899)
Net change in net interest income	$314	24	338	$807	12	819

(1)   Loans are net of deferred loan fees.

(2)   Non-accruing loans are included in the computation of average balances.

(3)   Loan fees are included in interest income.  These fees for the three months ended September 30, 2004 and 2003 were $226,000 and $266,000, and for the nine months ended September 30, 2004 and 2003 were $710,000 and $776,000.

(4)   Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended September 30, 2004 and 2003 were $217,000 and $221,000, and for the nine months ended September 30, 2004 and 2003 were $651,000 and $660,000.

(5)   2003 restated for deconsolidation of a wholly owned subsidiary as a result of adopting FIN 46R.  See Note 2, Recent Accounting Pronouncements, in the unaudited consolidated financial statements.

Interest-earning assets

The average rate on interest-earning assets was 5.60% for the three months ended September 30, 2004, representing an increase of 11 basis points from 5.49% for the same three months ended 2003.  The average rate on interest-earning assets was 5.64% for the nine months ended September 30, 2004 and 2003.  Interest-earning assets are comprised of loans receivable, investment securities, interest-bearing deposits and an investment in a non-consolidated wholly owned subsidiary that was formed for the purpose of issuing Trust Preferred Securities.

The average rate on loans receivable decreased 56 basis points to 6.17% for the three months ended September 30, 2004, compared to 6.73% for the three months ended September 30, 2003.  The average rate on loans receivable decreased 53 basis points to 6.36% for the nine months ended September 30, 2004, compared to 6.89% for the nine months ended September 30, 2003.  This decrease in average interest rate was offset by an increase in the average balance of loans receivable of approximately $19.6 million from September 30, 2003.

The average rate on taxable investment securities increased 90 basis points to 4.23% for the three months ended September 30, 2004 compared to 3.33% for the three months ended September 30, 2003 and 48 basis points to 4.10% for the nine months ended September 30, 2004 compared to 3.62% for the nine months ended September 30, 2003.  This increase in average interest rate was offset by a decrease in the average balance of approximately $17.9 million during the three months ended September 30, 2004 and $13.4 million during the nine months ended September 30, 2004.

Interest-bearing liabilities

The average rate paid on interest-bearing liabilities decreased 15 basis points to 2.38% for the three months ended September 30, 2004, compared to 2.53% for the same three months ended 2003.  The average rate paid on interest-bearing liabilities decreased 24 basis points to 2.40% for the nine months ended September 30, 2004, compared to 2.64% for the same nine months ended 2003.  Interest-bearing liabilities are comprised of interest paid on savings and interest bearing checking deposits, time deposits, federal funds purchased and securities sold under agreements to repurchase, holding company notes payable, Federal Home Loan Bank advances and other borrowings, and subordinated debentures held by our subsidiary trust which issued the 9.50% preferred securities.

The average rate paid on interest-bearing savings and interest-bearing checking deposits increased 4 basis points to 0.69% for the three months September 30, 2004 compared to 0.65% for the three months ended September 30, 2003.  The average rate paid on time deposits decreased 24 basis points to 2.32% during the third quarter of 2004 from 2.56% during the third quarter of 2003.  The average rate paid on interest-bearing savings and interest-bearing checking deposits decreased 13 basis points to 0.66% for the nine months ended September 30, 2004, compared to 0.79% for the nine months ended September 30, 2003. The average rate paid on time deposits decreased 43 basis points to 2.30% during the nine months ended September 30, 2004 compared to 2.73% during the nine months ended September 30, 2003.

The average rate paid on the 9.50% subordinated debentures, which was issued in connection with the sale by our wholly-owned subsidiary, Team Financial Capital Trust I, of 9.50% Trust Preferred Securities was 9.73% for the nine months ended September 30, 2004 and 2003.  The difference between the contractual interest rate of 9.50% on the Trust Preferred Securities and the 9.73% recorded interest rate, is the amortization of debt issuance costs.  The debt issuance costs are being amortized over a 30-year period ending 2031.

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

The cumulative spread since the inception of the transactions through September 30, 2004, was approximately $1,225,000.  The spread during the three months ended September 30, 2004 was approximately $248,000 compared to a spread of ($43,000) during the three months ended September 30, 2003.  The spread for the nine months ended September 30, 2004 was approximately $607,000 compared to the spread of ($305,000) for the nine months ended September 30, 2003.

A decreasing interest rate environment may cause an unfavorable impact on net interest income and net interest margin and an increasing interest rate environment may increase net interest income over the remaining borrowing period, but the actual magnitude of this impact cannot be estimated.  For further information on the effect of future interest rate changes on net interest income, see Asset and Liability Management section in Item 3 of this form.

Provision for Loan Losses

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market areas, and other factors related to the collectibility of the loan portfolio.  After considering the above factors, management recorded a provision for loan losses on loans totaling $261,000 for the three months ended September 30, 2004, and $832,000 for the three months ended September 30, 2003. The provision for loan losses for the nine months ended September 30, 2004, was $821,000, compared to $1,319,000 for the nine months ended September 30, 2003.  The decrease in the provision for loan losses is due to increased asset quality.

Non-Interest Income

The following table summarizes non-interest income for the three and nine months ended September 30, 2004, compared to the same periods ended September 30, 2003.

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
	(In thousands)
Service charges	$1,086	$966	$2,928	$2,667
Trust fees	179	159	491	433
Insurance commisions	1,281	1,377	3,393	3,687
Brokerage service revenue	48	75	197	253
Gain on sales of mortgage loans	241	946	961	2,368
Gain (loss) on sales of investment securities	(25)	145	(54)	295
Mortgage servicing fees	69	80	221	248
Merchant processing fees	63	57	166	140
ATM and debit card fees	99	85	268	242
Bank owned life insurance income	198	219	623	672
Other	87	409	274	704
Total non-interest income	$3,326	$4,518	$9,468	$11,709

Non-interest income for the three months ended September 30, 2004, was approximately $3.3 million, a decrease of $1.2 million, or 26.6%, from $4.5 million for the three months ended September 30, 2003.  Non-interest income for the nine months ended September 30, 2004 was $9.5 million, a decrease of $2.2 million, or 18.8%, from $11.7 million for the nine months ended September 30, 2003.

Insurance commissions decreased approximately $96,000, or 7.0%, in the three months ended September 30, 2004 and $294,000, or 7.0%, in the nine months ended September 30, 2004 compared to the same time periods ended September 30, 2003.  This decrease was due to a decrease in insurance policy renewals in 2004 compared to 2003.

Gain on sales of mortgage loans decreased $705,000, or 74.5%, during the quarter ended September 30, 2004 and $1,407,000, or 59.4%, during the nine months ended September 30, 2004 compared to the same periods ended September 30, 2003.  The decrease in gain on sales of mortgage loans experienced in 2004 was the result of the decrease in the volume of loans originated and sold compared to 2003.

During the quarter ended September 30, 2004, sales of securities resulted in a net loss of approximately $25,000 compared to the sales activity in the quarter ended September 30, 2003, which resulted in net gains of $145,000.  During the nine months ended September 30, 2004, sales of securities resulted in a net loss of approximately $54,000 compared to the sales of securities in the nine months ended September 30, 2003, which resulted in net gains of $295,000.  This created the decrease in the gain on sales of investment securities for the three and nine months ended September 30, 2004 compared to the same time periods ended September 30, 2003.

Other income decreased $322,000 during the three months ended September 30, 2004 compared to the three months ended September 30, 2003.  Other income decreased $430,000 during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The most significant item contributing to these decreases was a reversal of an impairment charge related to mortgage servicing rights included in intangible assets of approximately $270,000 recorded in the third quarter 2003.

Non-Interest Expense

The following table presents non-interest expense for the three and nine months ended September 30, 2004, compared to the same periods ended September 30, 2003.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(In thousands)
Salaries and employee benefits	$3,459	$3,389	$10,346	$10,372
Occupancy and equipment	780	653	2,280	2,042
Data processing	632	579	1,884	1,610
Professional fees	289	292	958	907
Marketing	157	112	378	310
Supplies	104	121	295	331
Intangible asset amortization	227	309	740	985
Disposal of branch assets	—	—	—	258
Other	949	984	2,871	2,802
Total non-interest expenses	$6,597	$6,439	$19,752	$19,617

Non-interest expense increased approximately $200,000, or 3.1%, to $6.6 million, for the three months ended September 30, 2004, compared to $6.4 million for the three months ended September 30, 2003.  Non-interest expense approximately $200,000, or 1.0%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Occupancy and equipment increased approximately $127,000, or 19.5%, for the three months ended September 30,2004 compared to the three months ended September 30,2003, and increased $238,000, or 11.7%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  These increase were primarily due to increased repair and maintenance expense and increased depreciation due to the addition of two banking centers in Colorado and additions of fixed assets in the other locations.

Data processing expense increased approximately 17.0% during the nine months ended September 30, 2004 compared to the same period ended September 30, 2003.  This increase in expenses was due to increases in computer license expenses and other computer support and increases resulting from converting the Colorado locations on to the core operating systems in June of 2003.

Intangible asset amortization decreased approximately $245,000, or 24.9% during the nine months ended September 30, 2004 compared to the nine months ended September 20, 2003.  The decrease was due to a decrease in amortization of mortgage servicing rights as a result of a high level of prepayments experienced in 2003 not experienced in 2004.

Disposal of branch assets decreased $258,000 during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  In 2003 costs to terminate a building lease and dispose of the fixed assets of a branch facility were incurred.  There were no branch assets disposed of during the nine months ended September 30, 2004.

Income Tax Expense

We recorded income tax expense of $101,000 for the three months ended September 30, 2004, a decrease of $445,000 compared to an income tax expense of $546,000 for the three months ended September 30, 2003.  Income tax expense for the nine months ended September 30, 2004 was $458,000, a decrease of $675,000 from $1,133,000 recorded for the nine months ended September 30, 2003.

The effective tax rate for the three months ended September 30, 2004, was 8.1%, compared to 32.3% for the three months ended September 30, 2003.  The effective tax rate for the nine months ended September 30, 2004, was 14.3%, compared to 26.7% for the nine months ended September 30, 2003.  The decreases were due, in part, as a result of the completion of prior year income tax returns and the reconciliation of actual tax liabilities to those previously estimated in the tax provision of $165,000.  The remaining decrease was a result of the increase in non-taxable municipal interest income and income from the investment in bank-owned life insurance compared to the taxable interest income.

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

The following table indicates that at September 30, 2004, if there had been a sudden and sustained increase in prevailing market interest rates, our 2004 interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

Change in interest rates	Net interest income	(Decrease) increase	% change
	(Dollars in thousands)
200 basis point rise	$22,210	$1,485	7.71%
100 basis point rise	21,468	743	3.59%
Base rate scenario	20,725	—	—
100 basis point decline	18,635	(2,090)	(10.08)%
200 basis point decline	15,720	(5,005)	(24.15)%

Item 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2004, management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities Exchange Commission’s rules and forms.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes information about the shares of common stock we repurchased during the nine months ended September 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be purchased Under The Program

January 1- January 31	—	—	—	126,222
February 1-Februaray 29	10,000	12.59	10,000	116,222
March 1 - March 31	15,000	12.39	15,000	101,222
April 1-April 30	—	—	—	101,222
May 1-May 31	10,000	12.00	10,000	91,222
June 1- June 30	15,000	12.00	15,000	76,222
July 1-July 31	—	—	—	76,222
August 1- August 31	34,992	11.15	34,992	41,230
September 1- September 30	38,000	11.18	38,000	3,230
Total	122,992	$11.62	122,992

The Board of Directors approved a stock repurchase program, announced January 4, 2001, authorizing the repurchase of up to 300,000 shares of our common stock.  The stock repurchase program does not have an expiration date.  During the nine months ended September 30, 2004, all stock repurchases were made pursuant to this repurchase plan.

On October 14, 2004, it was announced that the Board of Directors approved another stock repurchase program authorizing the repurchase of up to an additional 400,000 shares of common stock.  There is no expiration date on this program.

Item 6.    EXHIBITS

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

Date:	November 12, 2004	By:	/s/ Robert J. Weatherbie
Robert J. Weatherbie
Chairman and Chief Executive Officer

Date:	November 12, 2004	By:	/s/ Michael L. Gibson
Michael L. Gibson
President of Investments and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)
3.2	Amended Bylaws of Team Financial, Inc. (1)
4.1	Form of Indenture. (5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1). (5)
4.3	Certificate of Trust. (5)
4.4	Trust Agreement. (5)
4.5	Form of Amended and Restated Trust Agreement. (5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (5)
4.7	Form of Preferred Securities Guarantee Agreement. (5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 1, 2004. (6)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 1, 2004. (6)
10.3	Employment Agreement between Team Financial, Inc. and Rick P. Bartley dated January 1, 2001. (5)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)
10.7-10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)
10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)
10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (7)
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