Form 10-K
period 2004-12-31
TEAM FINANCIAL INC /KS
filed 2005-03-30
CIK 1082484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                              Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 or

☐                                 Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to

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

The aggregate market value of the voting stock held by “nonaffiliates” of the registrant, based on a June 30, 2004 closing price of $12 as reported on the Nasdaq National Market, was $32,672,892.

There were 4,036,895 shares of the Registrant’s common stock, no par value, outstanding as of March 15, 2005.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Portions of Registrant’s definitive proxy statement for its 2005 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2004 will be incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.                        Business

General Description

Team Financial, Inc. is a financial holding company incorporated in the State of Kansas. Our common stock is listed on the Nasdaq National Market under the symbol “TFIN”.

We offer full service community banking and financial services through 18 locations in Kansas, Missouri, Nebraska and Colorado through our wholly owned banking subsidiaries, TeamBank N.A and Colorado National Bank. Our presence in Kansas consists of seven locations in the Kansas City metropolitan area and three locations in southeast Kansas. We operate two locations in western Missouri, three in the metropolitan area of Omaha, Nebraska, and three in the metropolitan area of Colorado Springs, Colorado.

We were formed in 1986 when our founders, along with an Employee Stock Ownership Plan (ESOP) purchased a one-bank holding company in Paola, Kansas, in a leveraged transaction. Since formation, we have grown from $85 million in assets to $664 million in assets as of December 31, 2004. This growth was achieved through a combination of bank and branch acquisitions, the establishment of new branches, and by internal growth. In mid 1999, our common stock began trading on the Nasdaq National Market upon completion of a public offering.

The ESOP owned 24.9% of the outstanding common stock as of December 31, 2004. Management believes the ESOP reflects our corporate culture in that employees are the integral component of a financial institution. Management intends to continue the ESOP, as it is a significant incentive to attract and retain qualified employees.

We serve the needs and cater to the economic strengths of the local communities in which we operate and strive to provide a high level of personal and professional customer service. We offer a variety of financial services to our retail and commercial banking customers. These services include personal and corporate banking services, mortgage banking, trust and estate planning, and personal investment financial counseling services.

Our complement of lending services includes:

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

We offered employee benefit insurance and property and casualty coverage to businesses and individuals through Team Insurance Group, Inc., a subsidiary wholly owned by TeamBank N.A. On February 25, 2005, we sold our interest in Team Insurance Group, Inc. to an unaffiliated third party.

We participate in the wholesale capital markets through the management of our investment security portfolio and our use of various forms of wholesale funding. Our investment security portfolio contains a variety of instruments, including callable debentures, taxable and nontaxable debentures, fixed and adjustable rate mortgage backed securities, and collateralized mortgage obligations.

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Our operations are also affected by non-interest income, such as service charges, loan fees, and gains and losses from the sale of mortgage loans. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expenses, and provisions for loan losses.

Recent Developments

On February 25, 2005, we sold all of our interest in Team Insurance Group, Inc. to an unaffiliated third party for $7,000,000 in cash, plus or minus any adjustments to the closing balance sheet necessary to reflect the difference between the total equity of Team Insurance Group, Inc. as of December 31, 2004 and the purchase price. Team Insurance Group, Inc., operating with 42 employees in Tulsa, Oklahoma, operated as a subsidiary of TeamBank, N.A. since December of 2002. TeamBank N.A. acquired the 25-year old insurance agency in 2002 for a total of $6,850,000 in the form of $5,000,000 of cash at closing and the balance of the cash consideration of $1,850,000 plus interest, was paid in two annual contingent payments of $925,000 each. Our investment in Team Insurance Group, Inc. as of December 31, 2004 and February 25, 2005 was approximately $7,000,000. Included in net loss from discontinued operations during 2004 was an impairment charge on goodwill associated with the insurance agency of $174,000.

During 2004, we opened two de novo branches in the Colorado Springs, Colorado metropolitan area. One opened for operation in March of 2004 in downtown Colorado Springs and the second opened in June of 2004 in Monument, Colorado on the I-25 corridor north of Colorado Springs.

On May 5, 2003, we closed one of our banking locations in Omaha, Nebraska. We recorded a $258,000 loss to terminate the building lease and dispose of the assets of the facility. Customers continue to be serviced from the other three Omaha metropolitan locations.

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

In order to compete with other financial service providers, we rely upon local community involvement, personal service, and the resulting personal relationships of our staff and customers, and the development and sale of products and services tailored to meet our customers’ needs.

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

We have two wholly owned bank subsidiaries. The table below presents information concerning these subsidiaries.

			Asset size at
	Number of	Lending	December 31,
Name of Bank	locations	Limit	2004
		(In millions)
TeamBank, N.A. Paola, Kansas a national banking association	15	$6.6	$562
Colorado National Bank Colorado Springs, Colorado, a national banking association	3	1.3	100

Market Areas Served

TeamBank, N.A.

TeamBank, N.A. has banking locations in Kansas, Missouri, and Nebraska. TeamBank, N.A.’s primary Kansas service area is in Miami County, Kansas. Located in the Kansas City metropolitan area, Miami County adjoins Johnson County, Kansas.

TeamBank, N.A.’s Miami County branches are located in Paola, the county seat of Miami County, Osawatomie, the second largest city in the county and Spring Hill, a community developed across the Miami County and Johnson County border. TeamBank, N.A. also operates a branch in Ottawa, Kansas, the county seat of adjoining Franklin County; Iola, Kansas, the county seat of Allen County; and operates two branches in Parsons, Kansas of Labette County. TeamBank, N.A. operates two branches in Johnson County, Kansas. TeamBank, N.A.’s Missouri service areas are in Barton and Vernon counties, which adjoin each other and are located in the southwest section of Missouri along the Kansas-Missouri border. TeamBank, N.A. also operates three facilities in the Omaha, Nebraska metropolitan area. The primary Nebraska service areas are in Washington and Sarpy Counties.

Team Insurance Group, Inc., located in Tulsa, Oklahoma, offered employee benefit insurance and property and casualty coverage to businesses and individuals in Tulsa and the surrounding communities. Team Insurance Group, Inc. operated as a subsidiary of TeamBank N.A. from December of 2002 until it was sold on February 25, 2005.

Colorado National Bank

Colorado National Bank, located in Colorado Springs, Colorado, services El Paso County and Teller County which are located along the front range of the Colorado Rocky Mountains. In January 2003, we changed the name of Colorado Springs National Bank to Colorado National Bank to reflect our expansion plans to other markets beyond Colorado Springs along the front range of the Colorado Rocky Mountains. The bank operates two full service branches in Colorado Springs and a third branch located in Monument, Colorado, which is a community located between Denver and Colorado Springs, along the growing I-25 corridor.

Growth and Operating Strategies

Our operating strategy is to serve the needs and cater to the economic strengths of the local communities in which we operate and strive to provide a high level of personal and professional customer service. We offer a variety of financial services to our retail and commercial banking customers.

Our growth strategy is focused on a combination of acquisitions and expansion in our existing markets through internal growth as well as establishing new branches.

Acquisitions

Management believes that the consolidation in the banking and insurance agency industries, along with the easing of branch banking throughout Kansas, Missouri, Nebraska, and Colorado as well as increased regulatory requirements, concerns about technology and marketing, are likely to lead owners of community banks within these areas to explore the possibility of sale or combination with a broader-based financial service companies such as ourselves.

In addition, branching opportunities have arisen from time to time as a result of divestiture of branches by large national and regional bank holding companies of certain overlapping branches resulting from consolidations. As a result, branch locations have become available for purchase. We completed three branch acquisitions and three bank holding company acquisitions from 1997 through 2004.

Management’s strategy in assimilating acquisitions is to emphasize revenue growth and to continuously review the operations of the acquired entities and streamline operations where feasible. Management does not believe that implementing wholesale administrative cost reductions in acquired institutions is beneficial to our long-term growth, because significant administrative changes in community banks can have an adverse impact on customer satisfaction in the acquired institution’s community. However, management has determined that certain human resource, operations, and accounting functions can be consolidated immediately upon acquisition to achieve higher productivity levels without compromising customer service. Increases in revenue growth are emphasized by offering customers a broader product line consistent with full service banking.

Branch Location Expansion

Management actively pursues opportunities to expand through acquisition of branches or developing de novo branches. Because of the economic growth in the Omaha, Nebraska area, the Colorado Springs, Colorado area, as well as Johnson County, Kansas, over the past several years, management may consider further branch expansion in these areas. However, we do not rule out branch expansion in other areas experiencing economic growth.

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

Our goal in continuing our expansion is to maintain a profitable, customer-focused financial institution. We believe that our existing structure, management, data and operational systems are sufficient to achieve further internal growth in asset size, revenues, and capital without proportionate increases in operating costs. This growth should also allow us to increase the legal lending limits of our banks, thereby enabling us to increase our ability to serve the needs of existing and new customers. Our operating strategy has always been to provide high quality community banking services to our customers and increase market share through active solicitation of new business, repeat business, referrals from customers, and continuation of selected promotional strategies.

For the most part, our banking customers seek a banking relationship with a service-oriented community banking organization. Our operational systems have been designed to facilitate personalized service. Management believes our banking locations have an atmosphere which facilitates personalized services and decision-making, yet are of sufficient financial size with broad product lines to meet customers’ needs. Management also believes that economic expansion in our market areas will continue to contribute to internal growth. Through our primary emphasis on customer service and our management’s banking experience, we intend to continue internal growth by attracting customers and primarily focusing on the following:

•       Products Offered—We offer personal and corporate banking services, trust and estate planning, mortgage origination, mortgage servicing, personal investment, and financial counseling services as well as internet and telephone banking. We offer a full range of commercial banking services, checking accounts, ATM’s, checking accounts with interest, savings accounts, money market accounts, certificates of deposit, NOW accounts, Individual Retirement Accounts, brokerage and residential mortgage services, branch banking, and debit and credit cards. We also offer installment loans, including auto, recreational vehicle, and other secured and unsecured loans sourced directly by our branches. See “Loans” below for a discussion of products we provide to commercial accounts.

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

Loans

We provide a broad range of commercial and retail lending services. Our banks follow a uniform credit policy, which contains underwriting and loan administration criteria, levels of loan commitment, loan types, credit criteria, concentration limits, loan administration, loan review and grading and related matters. In addition, we provide ongoing loan officer training and operate a centralized processing and servicing center for loans. Each loan portfolio is subject to loan review by our Loan Review department. At December 31, 2004, substantially all loans outstanding were to customers within our market areas.

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

Agricultural Loans

We make a variety of agricultural loans which are included in real estate and commercial loans. These loans relate to equipment, livestock, crops, and farmland. The primary risks of agricultural loans include the fluctuating prices of crops and livestock, as well as weather conditions.

Installment Loans

Installment loans are primarily to individuals, are typically secured by the financed assets, generally have terms of two to five years and bear interest at fixed rates. These loans usually are secured by motor vehicles or other personal assets and in some instances are unsecured. The primary risk of consumer lending relates to the personal financial circumstances of the borrower.

Letters of Credit

In the ordinary course of business, we issue letters of credit. See note 18 to Item 8—Financial Statements. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under letters of credit is represented by the amount of these commitments.

Employees

As of December 31, 2004, we had approximately 270 full-time equivalent employees of which 230 were associated with continuing operations. Approximately 42 full-time equivalent employees at December 31, 2004 were associated with Team Insurance Group, Inc., which was sold in February of 2005. Neither our company nor any of our subsidiaries is a party to any collective bargaining agreement.

Principal Sources of Revenue

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Our operations are also affected by non-interest income, such as service charges, loan fees, and gains and losses from the sale of mortgage loans. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

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

The Company

General

We operate as a financial holding company registered with the Federal Reserve Board under the Gramm-Leach-Bliley Act (GLBA). This law permits former bank holding companies that have registered as financial services companies to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.

No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The GLBA defines “financial in nature” to include securities underwriting, dealing, and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act (CRA) rating.

Although it preserves the Federal Reserve Board as the umbrella supervisor of financial holding companies, the GLBA defers the administration of the non-banking activities to the customary regulators of insurers, broker-dealers, investment companies and banks. Thus, the various state and federal regulators of a financial holding company’s operating subsidiaries would retain their jurisdiction and authority over such operating entities. As the umbrella supervisor, however, the Federal Reserve Board has the potential to affect the operations and activities of financial holding companies’ subsidiaries through its power over the financial holding company parent. The GLBA contains restrictions on financial institutions regarding the sharing of customer nonpublic personal information with nonaffiliated third parties unless the customer has had an opportunity to opt out of the disclosure. The GLBA also imposes periodic disclosure requirements concerning a financial institution’s policies and practices regarding data sharing with affiliated and nonaffiliated parties.

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

Acquisitions

As a financial holding company, we are required to obtain the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or financial holding company. The Federal Reserve Board will not approve any acquisition, merger, or consolidation that would have a substantial anti-competitive effect, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the community. The Federal Reserve Board also considers managerial resources, current and projected capital positions and other financial factors in acting on acquisition or merger applications.

Capital Adequacy

The Federal Reserve Board monitors the regulatory capital adequacy of financial holding companies. As discussed below, our banks are also subject to the regulatory capital adequacy requirements of the Federal Deposit Insurance Corporation and the Comptroller of the Currency, as applicable. The Federal Reserve Board uses a combination of risk-based guidelines and leverage ratios to evaluate our regulatory capital adequacy.

The Federal Reserve Board has adopted a system using risk-based capital adequacy guidelines to evaluate the regulatory capital adequacy of financial holding companies. The guidelines apply on a consolidated basis to financial holding companies with consolidated assets of at least $150 million. Under the risk-based capital guidelines, different categories of assets are assigned to different risk categories based generally on the perceived credit risk of the asset. The risk weights of the particular category are multiplied by the corresponding asset balances and added together to determine a risk-weighted asset base. Some off balance sheet items, such as loan commitments in excess of one year, mortgage loans sold with recourse and letters of credit, are added to the risk-weighted asset base by converting them to a credit equivalent and assigning them to the appropriate risk category. For purposes of the Federal Reserve Board’s regulatory risk-based capital guidelines, total capital is defined as the sum of core and secondary capital elements, with secondary capital being limited to 100% of core capital. For financial holding companies, core capital, also known as Tier 1 capital, generally includes common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries, less goodwill and other intangible assets. No more than 25% of core capital elements may consist of cumulative preferred stock. Secondary capital, also known as Tier 2 capital, generally includes the allowance for loan losses limited to 1.25% of weighted risk assets, certain forms of perpetual preferred stock, as well as hybrid capital instruments. The Federal Reserve Board’s regulatory guidelines require a minimum ratio of qualifying total capital to weighted risk assets of 8%, of which at least 4% should be in the form of core capital. At December 31, 2004, our core capital was $46.9 million.

In addition to the risk-based capital guidelines, the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Comptroller of the Currency use a leverage ratio as an additional tool to evaluate capital adequacy. The leverage ratio is defined by the Federal Reserve Board to be a company’s core capital divided by its average total consolidated assets, and the Comptroller of the Currency’s and Federal Deposit Insurance Corporation’s definitions are similar. Based upon our current capital status, the applicable minimum required leverage ratio is 4%.

The table below presents certain capital ratios at December 31, 2004.

		Minimum
Ratio	Actual	required
Total capital to risk weighted assets	11.81%	8.00%
Core capital to risk weighted assets	10.70%	4.00%
Core capital to average assets	7.43%	4.00%

Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve Board of appropriate supervisory or enforcement actions, including but not limited to delaying or denying pending or future applications to acquire additional financial or bank holding companies.

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

Community Reinvestment Act (CRA)

Under the federal Community Reinvestment Act, financial institutions have a continuing and affirmative obligation, consistent with safe and sound operations of such institutions, to serve the “convenience and needs” of the communities in which they are chartered to do business, including low and moderate-income neighborhoods. The Community Reinvestment Act currently requires that regulators consider an applicant’s Community Reinvestment Act record when evaluating certain applications, including charters, branches, and relocations, as well as mergers and consolidations. The applicable federal regulators regularly conduct Community Reinvestment Act examinations to assess the performance of financial institutions and assign one of four ratings to the institution’s records of meeting the credit needs of its community. During their last examinations, ratings of at least satisfactory were received by all of our banks. As a result, management believes that the performance of our banks under the Community Reinvestment Act will not impede regulatory approvals of any proposed acquisitions or branching opportunities.

Dividend Restrictions

Dividends paid by our banks to the holding company provide a substantial amount of our operating and investing cash flow.

With respect to national banks, the directors may declare dividends of so much of the bank’s undivided profits as they deem expedient, except until the bank’s surplus fund equals its common capital at which time, no dividends may be declared unless the bank has carried to the surplus fund at least one-tenth of the bank’s net income of the preceding half year in the case of quarterly or semiannual dividends, or at least one-tenth of its net income of the preceding two consecutive half-year periods in the case of annual dividends. However, the Comptroller of the Currency’s approval is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net income of that year combined with its retained net income of the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

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

The table below presents the regulatory capital ratios of TeamBank N.A. and Colorado National Bank at December 31, 2004.

	TeamBank, N.A.		Colorado National Bank
		Minimum		Minimum
Ratio	Actual	Required	Actual	Required
Total capital to risk weighted assets	11.56%	8.00%	15.39%	8.00%
Core capital to risk weighted assets	10.42%	4.00%	14.37%	4.00%
Core capital to average assets	7.38%	4.00%	8.83%	4.00%

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

Real Estate Lending Evaluations

The federal regulators have adopted uniform standards for evaluations of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans, which generally are equal to or greater than the loan to value limitations established by our banks.

Deposit Insurance Premiums

Deposits of our banks are insured up to the regulatory limit by the FDIC and are subject to deposit assessments. The assessment schedule for banks ranges from 0 to 27 cents per $100 of deposits, based on capital and supervisory factors. The banks’ insured deposits are subject to assessment payable to the Bank Insurance Fund. An institution’s assessment is based on the assignment of the institution by the Federal Deposit Insurance Corporation to one of three capital groups and to one of three supervisory subgroups. The capital groups are well capitalized, adequately capitalized and undercapitalized. The three supervisory subgroups are Group A, for financially solid institutions with only a few minor weaknesses, Group B, for those institutions with weaknesses which, if uncorrected could cause substantial deterioration of the institution and increase the risk to the deposit insurance fund, and Group C, for those institutions with a substantial probability of loss to the fund absent effective corrective action. Currently, both of our banks are in Group A.

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

Our growth strategy involves operating and acquisition risks that may negatively impact our profits—We face risks in our growth strategy, including the risks that we will be unable to expand our business through the acquisition of other financial institutions or bank branches or by internal growth, including the opening of new branch offices. Our ability to grow profitably through the opening of new branches involves the risks that the growth depends primarily on our identifying attractive markets and acquiring or establishing branch locations in those markets at reasonable costs. In addition, we must attract the necessary deposits and locate sound loans in those markets.

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

•       our ability to attract deposits;

•       our ability to achieve cost savings. Historically, we have not implemented wholesale cost cutting after acquisitions, preferring to adjust operational costs on an ongoing basis in order to preserve market share and each acquired entity’s standing in its community; and

•       our ability to attract and retain qualified management and other appropriate personnel.

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

We rely heavily on our management team, and the unexpected loss of key managers may adversely affect our operations—Much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services. Our ability to retain executive officers, the current management teams and loan officers of our operating subsidiaries will continue to be important to the successful implementation of our strategies. It is also critical to be able to attract and retain qualified additional management and loan officers. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

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

We face intense competition in all phases of our business from other banks and financial institutions—We compete for deposits with a large number of depository institutions including commercial banks, savings, and loan associations, credit unions, money market funds and other financial institutions and financial intermediaries serving our operating areas. Principal competitive factors with respect to deposits include interest rates paid on deposits, customer service, convenience, and location.

We compete for loans with other banks located in our operating areas, with loan production offices of large money center banks headquartered in other states, as well as with savings and loan associations, credit unions, finance companies, mortgage bankers, leasing companies and other institutions. Competitive factors with respect to loans include interest rates charged, customer service and responsiveness in tailoring financial products to the needs of customers.

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

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio—We establish our allowance for loan losses in consultation with management of our bank subsidiaries and maintain it at a level considered adequate by management to absorb loan losses that are inherent in the loan portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control and these losses may exceed current estimates. Although management believes that our allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot ensure that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our allowance for loan losses may adversely affect our business, financial condition and results of operations.

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

In addition, substantially all of our loans are to individuals and businesses in suburban Kansas City, Eastern Kansas, Western Missouri, the Colorado Springs metropolitan area, and the Omaha, Nebraska metropolitan area. Any decline in the economy of these market areas could have an adverse impact on our revenues. There can be no assurance that positive trends or developments discussed in this report will continue or that negative trends or developments will not have significant downward effects on our revenues.

Our business is subject to credit risks, which may adversely affect our earnings—Our loan customers may not repay their loans according to their terms, and collateral securing their loans, if any, may not have a value equal to amounts owed under their loans. Should the economic climate deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses which will cause our net income to decline.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act), including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in our future filings with the Securities and Exchange Commission, in press releases or in oral and written statements made by or with our approval, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of ours or our management or board of directors, including those relating to products or services, (iii) statements of future economic performance and (iv) statements such as “anticipates”, “expects”, “intends”, “plans”, “targets”, and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rates, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing, and savings habits; (vi) technological changes; (vii) acquisitions and our ability to assimilate them; (viii) the ability to increase market shares and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, and securities) with which we must comply; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xi) changes in our organization, compensation, and benefits plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) our success at managing risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

Item 2.        Properties

The table below presents property information concerning our offices at December 31, 2004.

Name and Address of Office	Type of Interest	Lease Expiration	Square Footage of Facility
Team Financial, Inc. 8 West Peoria Paola, Kansas 66071	Owned	NA	5,000
TeamBank, N.A., Paola Branch (Main Office) 1 South Pearl Paola, Kansas 66071	Owned	NA	17,951
Team Bank, N.A., East Bank, Paola Branch 1515 Baptiste Drive Paola, Kansas 66071	Owned	NA	9,630
TeamBank, N.A., DeSoto Branch 34102 Commerce Drive DeSoto, Kansas 66018	Owned	NA	6,800
TeamBank, N.A., Lamar Branch 1011 Gulf Street Lamar, Missouri 64759	Leased	2006	2,650
TeamBank, N.A., Nevada Branch 201 East Cherry Nevada, Missouri 64772	Owned	NA	16,000
TeamBank, N.A., Osawatomie Branch 6th and Brown Osawatomie, Kansas 66064	Owned	NA	4,756
TeamBank, N.A., Ottawa Branch 421 South Hickory Ottawa, Kansas 66067	Owned	NA	8,000
TeamBank, N.A., Spring Hill Branch 22330 Harrison Street Spring Hill, Kansas 66083	Owned	NA	2,800
TeamBank, N.A., Iola Branch 119 East Madison Iola, Kansas 66749	Owned	NA	13,768
TeamBank, N.A., Parsons Branch (including drive in) 1902 Main Parsons, Kansas 66357	Owned	NA	11,000
TeamBank, N.A., Prairie Village Branch 5206 West 95th Street Prairie Village, Kansas 66207	Owned	NA	3,602

TeamBank N.A., Omaha Branch (Main Office) 1902 Harlan Drive Bellevue, Nebraska 68005	Leased	2007	4,679
TeamBank N.A., Bellevue Branch 7001 South 36th Bellevue, Nebraska 68147	Leased	2005	1,980
TeamBank, N.A., Fort Calhoun Branch 101 N. 14th Street Fort Calhoun, Nebraska 68023	Owned	NA	4,250
Colorado National Bank, Colorado Springs Branch (Main Office) 3100 North Nevada Avenue Colorado Springs, Colorado 80907	Owned	NA	7,859
Colorado National Bank, Colorado Springs Branch 601 North Nevada Avenue Colorado Springs, Colorado 80907	Owned	NA	4,600
Colorado National Bank, Monument Branch 581 Highway 105 Monument, Colorado 80132	Owned	NA	5,150
Team Insurance Group, Inc.(1) 4200 East Skelly Drive Tulsa, Oklahoma 74135	Leased	2010	10,008

All of the leased properties are leased from unrelated third parties.

(1)   Team Insurance Group, Inc. was sold on February 25, 2005. The space leased will remain with Team Insurance Group, Inc. after the sale.

Item 3.        Legal Proceedings

We are from time to time involved in routine litigation incidental to the conduct of our business. We believe that no pending litigation to which we are a party will have a material adverse effect on our liquidity, financial condition, or results of operations.

Item 4.        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

Item 5.                        Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market (“NASDAQ”) under the symbol “TFIN”.

The following table sets forth, for the periods indicated, the amount of cash dividends paid on our common stock and the high and low closing prices per share of our common stock as reported on the NASDAQ.

	Dividends
	Declared	Common Stock
Quarter Ended	per Share	High	Low
2004:
December 31, 2004	$0.08	$12.75	$10.80
September 30, 2004	0.08	12.00	10.50
June 30, 2004	0.08	12.40	11.77
March 31, 2004	0.08	13.15	12.00
Year	$0.32
2003:
December 31, 2003	$0.08	$13.20	$11.20
September 30, 2003	0.07	11.42	10.35
June 30, 2003	0.06	11.06	9.92
March 31, 2003	0.06	10.83	9.99
Year	$0.27

At February 28, 2005 we had approximately 240 holders of record of our common stock; management estimates that the number of beneficial owners is significantly greater.

The following table summarizes information about the shares of common stock we repurchased during the fourth quarter of 2004.

			Total Number of
			Shares Purchased
			as Part of	Maximum Number
	Total Number		Publicly	of Shares That
	of Shares	Average Price	Announced	May Yet Be purchased
Period	Purchased	Paid per Share	Program	Under The Program
October 1-October 31	—	—	—	3,230
November 1-November 31	20,000	$11.95	20,000	383,230
December 1-December 31	—	—	—	383,230
Total	20,000	$11.95	20,000

The Board of Directors approved a stock repurchase program, announced January 4, 2001, authorizing the repurchase of up to 300,000 shares of our common stock. During the fourth quarter of 2004, all remaining 3,230 shares available to be purchased under this program were purchased. On October 14, 2004, it was announced that the Board of Directors approved another stock repurchase program authorizing the repurchase of up to an additional 400,000 shares of common stock. There is no expiration date on this program.

During 2004 we repurchased a total of 142,992 shares of our common stock under our stock repurchase programs at an average price of $11.77 per share. Our board of directors has authorized us to repurchase up to an additional 383,230 shares of our common stock.

We have paid cash dividends on our common stock since 1987. Although we currently intend to continue the payment of dividends, we cannot give any assure that we will continue to pay or declare dividends on our common stock in the future.

Kansas law permits us to pay dividends on our common stock when we are solvent and when dividend payments would not render us insolvent. Under Kansas law, dividends may be declared and paid only out of the unsecured, unrestricted earned surplus of a corporation.

Our ability to pay cash dividends largely depends on the amount of cash dividends paid to us by our subsidiary banks. Capital distributions, including dividends by financial institutions such as our subsidiary banks, are subject to restrictions tied to the institutions’ earnings and capital. Payment of dividends on our common stock depends on payment of dividends to us by our subsidiary banks. Generally, without prior bank regulatory approval, the subsidiary banks cannot pay dividends during any calendar year in excess of the sum of their earnings during that year and the two previous years, less any other distributions during that period. At December 31, 2004, our subsidiaries could have paid additional dividends to Team Financial, Inc. of approximately $586,000 without prior regulatory approval.

The following table summarizes the securities authorized for issuance under our equity compensation plans. We have no equity compensation plans that have not been approved by our shareholders.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
		Weighted average	remaining available for
	Number of securities	exercise price of	future issuance under
	to be issued upon	outstanding	equity compensation
	exercise of	options,	plans (excluding
	outstanding options,	warrants and	securities reflected in
Plan category	warrants and rights	rights	column (a))
Equity compensation plans approved by security holders	254,550	$9.33	171,000

Item 6.                        Selected Financial Data

	Years ended December 31
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Consolidated statements of operations data:
Interest income(4)(5)	$31,975	$31,579	$37,113	$39,968	$40,645
Interest expense(4)	12,591	13,523	16,427	20,575	22,247
Net interest income	19,384	18,056	20,686	19,393	18,398
Provision for loan losses	1,465	1,790	1,434	1,435	1,001
Non-interest income(5)	8,150	9,808	9,839	7,924	5,860
Non-interest expenses(5)	22,051	21,674	21,964	20,886	18,835
Income taxes(5)	222	958	2,418	1,462	1,229
Net income from continuing operations, net of tax(5)	3,796	3,442	4,709	3,534	3,193
Net income (loss) from discontinued operations, net of tax(5)	(218)	350	(3)	—	—
Net income	3,578	3,792	4,706	3,534	3,193
Consolidated statements of financial condition data:
Total assets(4)	664,083	649,796	656,349	650,790	539,605
Loans receivable	378,771	348,095	340,986	357,080	331,931
Allowance for loan losses	4,898	4,506	4,611	4,392	3,911
Investment securities available for sale(5)	191,842	220,230	224,052	204,651	132,360
Investment securities held to maturity(1)	—	—	—	—	24,864
Non-performing assets(2)	3,162	8,377	6,346	5,268	4,563
Deposits	467,950	446,159	455,605	487,751	442,195
Long-term borrowings	106,295	101,184	108,301	72,438	25,549
Subordinated debt	16,005	16,005	16,005	16,005	—
Stockholders’ equity	52,854	52,404	51,828	45,370	39,799
Per common share:
Shares applicable to basic income per share	4,060,587	4,095,903	4,145,820	3,989,098	3,916,980
Shares applicable to diluted income per share	4,094,714	4,131,381	4,165,400	3,996,327	3,916,980
Basic income per share from continuing operations(5)	$0.93	$0.84	$1.14	$0.89	$0.82
Diluted income per share from continuing operations(5)	0.93	0.83	1.13	0.88	0.82
Basic income per share from discontinued operations(5)	(0.05)	0.09	—	—	—
Diluted income per share from discontinued operations(5)	(0.05)	0.09	—	—	—
Basic income per share	0.88	0.93	1.14	0.89	0.82
Diluted income per share	0.87	0.92	1.13	0.88	0.82
Book value per share	13.10	12.78	12.62	10.86	10.25
Tangible book value per share	8.01	7.81	7.59	6.84	7.44
Dividends paid per common share	0.32	0.27	0.22	0.20	0.20
Dividend payout ratio	36.36%	29.03%	19.30%	22.47%	24.39%
Key ratios:
Net interest margin(3)	3.49%	3.30%	3.76%	3.95%	3.88%
Return on average assets	0.55%	0.59%	0.71%	0.64%	0.59%
Return on average stockholders’ equity	6.84%	7.28%	9.57%	8.10%	8.61%
Core risk based capital ratio	10.70%	11.08%	11.00%	10.60%	8.49%
Total risk based capital ratio	11.81%	12.16%	12.17%	11.72%	9.65%
Leverage ratio	7.43%	7.46%	6.88%	6.92%	5.50%
Non-performing assets to total assets	0.48%	1.29%	0.97%	0.81%	0.85%
Non-performing loans to total loans	0.73%	2.09%	1.34%	1.04%	1.27%
Allowance for loan losses to total loans	1.29%	1.29%	1.35%	1.23%	1.18%
Allowance for loan losses to non-performing loans	177.85%	62.10%	100.76%	118.83%	92.61%

(1)             Reclassified investment securities held to maturity to available for sale in connection with the adoption of SFAS 133 on January 1, 2001.

(2)             Includes loans 90 days or more delinquent and still accruing interest, non-accrual loans, restructured loans, and other real estate owned.

(3)             On a tax equivalent basis.

(4)             Total assets and interest income and interest expense in 2002 and 2001 have been restated for deconsolidation of a wholly owned subsidiary as a result of adopting FIN 46R. See Note 1, Summary of Significant Accounting Policies, in the Consolidated Financial Statements.

(5)             2003 and 2002 information has been restated to exclude amounts included in discontinued operations, consistent with 2004 presentation.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Environment and Risk Factors

Management’s discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements contained within this report, including the Notes thereto. Our future operating results may be affected by various trends and factors that are beyond our control. These include the factors set forth in “ Risk Factors” and “Forward-Looking Statements.” Accordingly, past results and trends may not be reliable indicators of future results or trends. With the exception of historical information, the matters discussed below include forward-looking statements that involve risks and uncertainties. We caution readers that a number of important factors discussed in this report could affect our actual results and cause actual results to differ materially from those in the forward-looking statements.

Overview

We are a financial holding company offering full-service community banking and financial services through 18 locations in Kansas, Missouri, Nebraska and Colorado through our wholly owned banking subsidiaries, TeamBank N.A and Colorado National Bank. Our presence in Kansas consists of seven locations in the Kansas City metropolitan area and three locations in southeast Kansas. We operate two locations in western Missouri, three in the metropolitan area of Omaha, Nebraska, and three in the Colorado Springs, Colorado metropolitan area. Our total assets over the past nine years have more than doubled, growing from $260.3 million at January 1, 1996 to $664.1 million at December 31, 2004. The growth in assets and the corresponding increase in earnings were achieved primarily through purchases of branches of large banks, purchases of community banks, and branch expansions. Our branch expansion includes growth at existing branches as well as the opening of new branches. Accompanying the acquisition growth were increased operating expenses resulting from growth as well as increases in provisions for loan losses and amortization expense of intangible assets related to acquisitions, and in some instances, issuance of our common stock in conjunction with the acquisitions. Our experience is that it takes between 12 to 18 months to realize meaningful net income improvements from acquisitions and expansion due to our emphasis on retaining key employees rather than the immediate implementation of cost reduction measures.

On February 25, 2005, we sold our interest in the insurance agency subsidiary. Financial information as of and for the years ended December 31, 2004, 2003 and 2002 presents the assets, liabilities and operating results of this subsidiary as discontinued operations.

At December 31, 2004 total assets were $664.1 million, an increase of $14.3 million, or 2.2%, from $649.8 million at December 31, 2003. The increase in total assets was primarily due to an increase in cash and cash equivalents of $16.2 million as a result of an increase in checking deposits. Loans increased $30.7 million, or 8.8%, from December 31, 2003 offset by a decrease in investment securities of $28.4 million, or 12.9%. At December 31, 2003 total assets were $649.8 million, a decrease of $6.5 million, or 1.0%, from $656.3 million at December 31, 2002. The decrease in total assets was primarily due to a decrease in cash and cash equivalents of $16.8 million and a decrease in investment securities of $3.8 million offset by an increase in loans of $7.1 million, an increase in premises and equipment of $1.9 million and an increase in other assets of $4.4 million.

Net income from continuing operations totaled $3.8 million for the year ended December 31, 2004 versus $3.4 million for the year ended December 31, 2003. The increase of $400,000, or 11.8%, was primarily the result of an increase in net interest income of $1.3 million, or 7.2%, a decrease in the provision for loan losses of $325,000, or 18.1%, and a decrease in tax expense of $736,000, or 76.8%, offset by a decrease in non-interest income of $1.7 million, or 17.3%.

For the year ended December 31, 2004, discontinued operations resulted in a loss of $218,000, net of taxes, compared to income of $350,000, net of taxes, for the year ended December 31, 2003. This decrease in net income from discontinued operations was due to a decrease in insurance commission revenue of approximately $301,000, or 6.7%, due to a decrease in insurance policy renewals, and an increase in operating expenses of $435,000, or 10.7%. The increase in operating expense of discontinued operations was primarily due to the write-off of an asset related to a non-compete agreement as a result of the sale of the insurance agency on February 25, 2005 of $119,000 recorded in the fourth quarter of 2004, an impairment charge against goodwill of $174,000 to reduce the carrying value of the net assets to their fair value at December 31, 2004, and an increase in salary expenses of approximately $228,000 during the year ended December 31, 2004 compared to the year ended December 31, 2003.

Net income from continuing operations totaled $3.4 million for the year ended December 31, 2003 versus $4.7 million for the year ended December 31, 2002. The decrease of $1.3 million, or 27.7%, in 2003 compared to 2002 was primarily the result of a decrease in net interest income of $2.6 million, or 12.6%, offset by a decrease in tax expense of $ 1.5 million, or 62.5%.

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

Allowance for Loan Losses

We establish allowances for loan losses. The provision for loan losses charged to operations is based on industry standards, historical experience and an evaluation of economic conditions. We regularly review delinquencies and loan portfolio quality. Based upon these factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectibility is considered questionable. Since certain lending activities involve greater risks, the percentage applied to specific loan types may vary. Management believes that the allowance is adequate for probable loan losses inherent in the loan portfolio. While management uses available information to provide appropriate allowances for inherent losses on loans, future additions to the allowance may be necessary based on borrowers’ conditions and changes in economic conditions.

Impairment of Goodwill Analysis

As required by the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is evaluated for impairment annually or more frequently if conditions indicate impairment may have occurred. The evaluation of possible impairment of intangible assets involves judgment based upon short-term and long-term projections of future performance. Net loss from discontinued operations included an impairment of goodwill of $174,000 during the year ended December 31, 2004 as a result of the annual impairment testing and the pending sale of the insurance agency. There was no impairment of goodwill in 2003 or 2002.

Analysis of the Results of Operations

Net Interest Income from Continuing Operations

Our income is derived primarily from net interest income, which is the difference between interest income, principally from loans, investment securities, federal funds sold, and interest bearing deposits, and interest expense, principally on customer deposits and other borrowings. Changes in net interest income result from changes in volume and interest rates earned and expensed. Volume refers to the average dollar levels of interest-earning assets and interest-bearing liabilities.

The following tables set forth the average balances of interest-earning assets and interest-bearing liabilities associated with continuing operations, as well as the amount of interest income or interest expense from continuing operations and the average rate for each category of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis assuming a 34% tax rate for the periods indicated.

	Year ended December 31, 2004			Year ended December 31, 2003			Year ended December 31, 2002
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Loans receivable, net(1)(2)(3)	$365,587	$23,308	6.38%	$341,782	$23,189	6.79%	$335,194	$25,890	7.72%
Investment securities-taxable	176,571	7,364	4.17%	195,185	7,144	3.66%	197,645	10,020	5.07%
Investment securities-nontaxable(4)	31,765	2,064	6.50%	27,590	1,971	7.14%	24,814	1,798	7.25%
Federal funds sold and interest-bearing deposits	5,227	54	1.03%	10,743	107	1.00%	16,755	269	1.61%
Other assets(5)	480	46	9.58%	480	45	9.38%	480	45	9.38%
Total interest earning assets	$579,630	$32,836	5.67%	$575,780	$32,456	5.64%	$574,888	$38,022	6.61%
Interest bearing liabilities:
Savings deposits and interest bearing checking	$184,916	$1,275	0.69%	$178,199	$1,357	0.76%	$182,824	$2,425	1.33%
Time deposits	198,123	4,630	2.34%	203,452	5,392	2.65%	217,858	7,803	3.58%
Federal funds purchased and securities sold under agreements to repurchase	10,481	143	1.36%	5,647	49	0.87%	4,969	65	1.31%
Notes payable and Federal Home Loan Bank advances	115,205	4,990	4.33%	116,572	5,172	4.44%	98,527	4,581	4.65%
Subordinated debentures(5)	16,005	1,553	9.70%	16,005	1,553	9.70%	16,005	1,553	9.70%
Total interest bearing liabilities	$524,730	$12,591	2.40%	$519,875	$13,523	2.60%	$520,183	$16,427	3.16%
Net interest income (tax equivalent)		$20,245			$18,933			$21,595
Interest rate spread			3.27%			3.04%			3.45%
Net interest earning assets	$54,900			$55,905			$54,705
Net interest margin(4)			3.49%			3.29%			3.76%
Ratio of average interest bearing liabilities to average interest earning assets	90.53%			90.29%			90.48%

(1)             Loans are net of deferred fees.

(2)             Non-accruing loans are included in the computation of average balances.

(3)             Interest income includes loan fees. These fees for the years ended December 31, 2004, 2003, and 2002 were $967,000, $989,000, and $865,000, respectively.

(4)             Yield is adjusted for the tax effect of tax-exempt securities. The tax effects for the years ended December 31, 2004, 2003, and 2002 were $861,000, $877,000, and $909,000, respectively.

(5)             Restated for deconsolidation of a wholly owned subsidiary as a result of adopting FIN 46(R). See note 1, Summary of Significant Accounting Policies in the Consolidated Financial Statements.

Total interest income on a tax equivalent basis from continuing operations for 2004 was $32.8 million, representing an increase of $300,000, or less than 1%, from $32.5 million for 2003.

Although interest income on loans receivable remained consistent for the year ended December 31, 2004 compared to the year ended December 31, 2003, the average yield on loans receivable decreased 41 basis points to 6.38% from 6.79% in 2003. This was offset with an increase of $23.8 million in the average loan receivable balance to $365.6 million in 2004 from $341.8 million in 2003. The decrease in the yield of loans receivable reflects the decrease in the rates applied to loans that re-priced in 2004 as required by the notes’ terms or were refinanced by customers at lower rates.

Interest income from taxable investment securities was $7.4 million during 2004, an increase of $300,000, or 4.2%, from 2003 of $7.1 million. The average yield on taxable investment securities increased 51 basis points to 4.17% in 2004 from 3.66% in 2003 due to increases in interest rates experienced in the market. This was offset by a decrease of $18.6 million in the average balances of taxable investment securities. Cash flow from the reduction of investment securities was redirected to fund loan growth.

Total interest expense from continuing operations was $12.6 million for 2004, a $900,000, or 6.67%, decrease from $13.5 million in 2003. The decrease was primarily related to the decrease in average rate paid on savings deposits and interest bearing checking balances to .69% in 2004 from .76% in 2003, representing a 7 basis point decrease, and to the decrease in average rate paid on time deposits to 2.34% in 2004 from 2.65% in 2003, representing a 31 basis point decrease. The average balance of notes payable and Federal Home Loan Bank advances decreased $1.4 million and the average rate on notes payable and Federal Home Loan Bank advances decreased 11 basis points to 4.33% during 2004 from 4.44% during 2003.

As a result of the changes described above, the net interest income from continuing operations, on a tax equivalent basis, increased to $20.2 million during 2004, representing an increase of $1.3 million, or 6.9%, compared to 2003 of $18.9 million.

The average rate paid on our 9.50% subordinated debentures, which we issued in third quarter 2001 in connection with the sale by our wholly owned subsidiary, Team Financial Capital Trust I, of 9.50% Trust Preferred Securities, was 9.70% for 2004, 2003 and 2002. The difference between the contractual amount of 9.50% and the 9.70% reported interest rate is the amortization of debt issuance costs, which are amortized over a 30-year period. The terms of the subordinated debentures allow us to redeem them in whole or in part beginning August 10, 2006. With the adoption of Financial Accounting Standards Board Interpretation No. 46 Revised (FIN 46R), Consolidation of Variable Interest Entities, the Trust is not consolidated in the financial statements. See footnote 1, Significant Accounting Policies, in the notes to the Consolidated Financial Statements for further information.

Total interest income on a tax equivalent basis from continuing operations for 2003 was $32.5 million, representing a decrease of $5.5 million, or 14.5%, from $38.0 million for 2002. The decrease was primarily the result of a $2.7 million decrease in interest income on loans receivable and a $2.9 million decrease on taxable investment securities.

Interest income on loans receivable decreased due to a 93 basis point decrease in the average yield on the loans receivable to 6.79% in 2003 from 7.72% in 2002 offset with an increase of $6.6 million in the average loan receivable balance to $341.8 million in 2003 from $335.2 million in 2002. The decrease in the yield of loans receivable reflects the decrease in the rates applied to loans that re-priced in 2003 as required by the notes’ terms or were refinanced by customers at lower rates.

Interest income from taxable investment securities was $7.1 million during 2003, a decrease of $2.9 million, or 29%, from 2002 of $10.0 million. The decrease was due to a decrease in the average rate of 141 basis points to 3.66% in 2003 from 5.07% in 2002. The decrease in the average rate of investment securities was related to the relatively low interest rates in the market. The decrease caused many of our portfolio’s issuers of securities to retire or prepay their securities prior to maturity since they were able to refinance at lower rates. Because of these early prepayments, we re-invested the proceeds in lower yielding securities, which reflect the decline in market interest rates. In addition, the early prepayments accelerated the amortization on premiums paid for investment securities further decreasing the yield on the securities.

Total interest expense from continuing operations was $13.5 million for 2003, a $2.9 million, or 17.7%, decrease from $16.4 million in 2002. The decrease was primarily related to the decrease in average rate paid on savings deposits and interest bearing checking balances to .76% in 2003 from 1.33% in 2002, representing a 57 basis point decrease, and to the decrease in average rate paid on time deposits to 2.65% in 2003 from 3.58% in 2002, representing a 93 basis point decrease. Additionally there was a decrease in the average balance of interest bearing savings and checking deposits of approximately 2.5% to $178.2 million in 2003 from $182.8 million in 2002 and a decrease of 6.6% in average time deposit balances to $203.5 million in 2003 from $217.9 million in 2002. The decrease in the average deposits balances was due to the sale of two bank branches in June 2002. The average balance of notes payable and Federal Home Loan Bank advances increased $18.1 million as we continued to borrow from the Federal Home Loan Bank and invest the proceeds to achieve the planned balance sheet management strategy to increase the asset sensitivity of our balance sheet. The average rate on notes payable and Federal Home Loan Bank advances decreased 21 basis points to 4.44% during 2003 from 4.65% during 2002.

As a result of the changes described above, the net interest income on a tax equivalent basis from continuing operations decreased to $18.9 million during 2003, representing a decrease of $2.7 million, or 12.5%, compared to 2002 of $21.6 million.

The following table presents the components of changes in our net interest income from continuing operations, on a tax equivalent basis, attributed to volume and rate. Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the prior fiscal year’s average interest rate. The changes in interest income or interest expense attributable to change in interest rates are calculated by multiplying the change in interest rate by the prior fiscal year’s average volume. The changes in interest income or interest expense attributable to the combined impact of changes in volume and change in interest rate are calculated by multiplying the change in rate by the change in volume.

	Year ended December 31, 2004			Year ended December 31, 2003
	Compared To			Compared To
	Year ended December 31, 2003			Year ended December 31, 2002
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest income:
Loans receivable, net(1)(2)(3)	$1,615	$(1,496)	$119	$509	$(3,210)	$(2,701)
Investment securities-taxable	(681)	901	220	(125)	(2,751)	(2,876)
Investment securities-nontaxable(4)	298	(205)	93	201	(28)	173
Federal funds sold and interest-bearing deposits	(55)	2	(53)	(97)	(65)	(162)
Other assets(5)	—	1	1	—	—	—
Total interest income	1,177	(797)	380	488	(6,054)	(5,566)
Interest expense:
Savings deposits and interest bearing checking	51	(133)	(82)	(61)	(1,007)	(1,068)
Time deposits	(141)	(621)	(762)	(516)	(1,895)	(2,411)
Federal funds purchased and securities sold under agreements to repurchase	42	52	94	9	(25)	(16)
Notes Payable and Federal Home Loan Bank Advances	(61)	(121)	(182)	839	(248)	591
Subordinated debentures(5)	—	—	—	—	—	—
Total interest expense	(109)	(823)	(932)	271	(3,175)	(2,904)
Net change in net interest income	$1,286	$26	$1,312	$217	$(2,879)	$(2,662)

(1)          Loans are net of deferred fees.

(2)          Non-accruing loans are included in the computation of average balances.

(3)          Interest income included loan fees. These fees for the years ended December 31, 2004, 2003, and 2002 were $967,000, $989,000, and $865,000, respectively.

(4)          Income is adjusted for the tax effect of tax-exempt securities. The tax effects for the years ended December 31, 2004, 2003, and 2002 were $861,000, $877,000, and $909,000, respectively.

(5)          Restated for deconsolidation of a wholly owned subsidiary as a result of adopting FIN 46(R). See note 1, Summary of Significant Accounting Policies in the Consolidated Financial Statements.

Provision for Loan Losses

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market areas, and other factors related to the collectibility of our loan portfolio. After considering the above factors, management recorded a provision for loan losses on loans totaling $1.5 million for the year ended 2004, $1.8 million for the year ended 2003 and $1.4 million for the year ended 2002. The provision recorded for the year ended 2004 decreased from 2003 primarily as a result of improved quality in the loan portfolio.

Non-Interest Income from Continuing Operations

The following table sets forth non-interest income from continuing operations for the indicated periods.

	Years ended December 31
	2004	2003	2002
	(In thousands)
Service charges	$3,952	$3,573	$3,677
Trust fees	664	608	595
Brokerage service revenue	234	369	409
Gain on sales of mortgage loans	1,264	2,788	2,364
Gain (loss) on sales of investment securities	(50)	294	72
Mortgage servicing fees	290	329	329
Merchant processing fees	188	186	154
ATM and debit card fees	368	318	294
Income from investment in bank owned life insurance	821	892	1,011
Gain on sale of branch assets	—	—	452
Other	419	451	482
Total non-interest income	$8,150	$9,808	$9,839

Non-interest income from continuing operations was $8.2 million for 2004, a $1.6 million, or 16.3%, decrease from 2003. This decrease was primarily a result of a decrease in gain on sales of mortgage loans of $1.5 million, or 53.6%. The decrease in gain on sales of mortgage loans was the result of the decrease in volume of loans refinanced and loans originated and sold due to a stabilizing interest rate environment experienced during the year compared to previous years’ interest rate environments that were experiencing declining interest rates. The gain on sale of mortgage loans experienced in 2004 may not be indicative of gains in future years as interest rates change. The magnitude of any future decreased gain on sales of mortgage loans cannot be estimated. Service charges increased approximately $400,000 for the year ended 2004 compared to the year ended 2003 due to an increased volume of overdraft fees and other service charges. Gain on sales of investment securities decreased approximately $300,000 for the year ended 2004 compared to the year ended 2003 due to planned decisions to sell and re-invest certain investments maintained in our portfolio.

Non-interest income from continuing operations was $9.8 million for the years ended 2003 and 2002. Gain on sale of mortgage loans increased $400,000, or 16.7%, for the year ended 2003 compared to the year ended 2002. The increase in gain on sale of mortgage loans was the result of the increase in volume of loans refinanced and originated and sold, due to a low interest rate environment during the year. A gain of $452,000 was reported in 2002 relating to the sale of branches during June 2002, which did not reoccur in 2003.

Non-Interest Expense from Continuing Operations

The following table presents non-interest expense for the indicated periods:

	Years ended December 31
	2004	2003	2002
	(In thousands)
Salaries and employee benefits	$10,638	$10,927	$11,618
Occupancy and equipment	2,765	2,495	2,339
Data processing	2,528	2,190	2,023
Professional fees	1,179	1,090	1,068
Marketing	355	267	252
Supplies	378	381	365
Intangible asset amortization	798	823	1,073
Disposal of branch assets	—	258	—
Other	3,410	3,243	3,226
Total non-interest expenses	$22,051	$21,674	$21,964

Non-interest expense from continuing operations was $22.1 million for the year ended 2004, an increase of $400,000, or 1.8%, compared to $21.7 million for the year ended 2003. Occupancy and equipment increased approximately $300,000 during 2004 due to increased depreciation associated with two new locations in Colorado, which were opened in the first and second quarters of 2004, and increased maintenance and repair costs experienced in 2004 compared to 2003. Additionally, data processing expense increased approximately $300,000 due to increases in computer license expense and other computer support and increases resulting from converting the Colorado locations on to the core operating system in June of 2003. These increases were offset by a decrease in salary and employee benefits of approximately $300,000 and a decrease in disposal of branch assets of approximately $300,000 associated with disposal of branch assets in 2003.

Non-interest expense from continuing operations was $21.7 million for the year ended 2003, a decrease of $300,000, or 1.4%, compared to $22.0 million for the year ended 2002. Contributing to the decrease was a decrease in salary and employee benefits of $700,000 compared to 2002 due to a decrease in bonuses earned in 2003 of approximately $500,000 compared to 2002. Intangible asset amortization in 2003 decreased approximately $300,000 due to a reduction to the valuation allowance on mortgage servicing rights based on our valuation of the fair value of the mortgage servicing rights. Offsetting these decreases in expenses for continuing operations for the year ended 2003 compared to 2002 was an increase in disposal of branch assets of approximately $300,000. In May 2003, we closed a branch located in Omaha, Nebraska, resulting in disposal of branch assets associated with terminating the lease and disposing of the facility.

Income Tax Expense from Continuing Operations

We recorded income tax expense from continuing operations of $222,000 for the year ended 2004 compared to $958,000 for the year ended 2003, representing a decrease of $736,000, or 76.8%. The effective tax rate from continuing operations for 2004 and 2003 was 5.5% and 21.7%, respectively. The lower effective tax rate in 2004 was due to the reversal of approximately $291,000 of previously provided tax reserves from closed tax years and the reversal of $165,000 over accrued in the prior year. Also contributing to the lower effective tax rate was a result of a decrease in taxable income in 2004 compared to 2003. The effective tax rate was less than the statutory federal rate of 34.0% in 2004 and 2003 primarily due to municipal interest income and the income tax benefit resulting from dividends passed through the ESOP to the ESOP participants and non-taxable income from our investment in bank owned life insurance.

We recorded income tax expense from continuing operations of $958,000 for the year ended 2003 compared to $2.4 million in 2002, representing a decrease of approximately $1.4 million, or 58.3%. Contributing to the decrease in 2003 was income tax expense recognized in 2002 related to the sale of branches in the second quarter 2002 of $648,000 resulting from book versus tax basis as summarized in the following table.

	Book basis	Tax basis
Proceeds from sale	$ 1,762,000	$ 1,762,000
Goodwill, net	(1,310,000)	—
Gain on sale before tax	452,000	1,762,000
Income tax expense	(648,000)	(648,000)
Net (loss) gain on sale of branches	$ (196,000)	$ 1,114,000

Excluding the tax expense associated with the 2002 branch dispositions, the effective tax rate from continuing operations decreased to approximately 22% in 2003 compared to 26% in 2002. The decrease in effective tax rate was primarily due to an increase in non-taxable municipal interest income in relation to taxable income in 2003 compared to non-taxable municipal interest in relation to taxable income in 2002.

Discontinued Operations

On February 25, 2005, we completed the sale of our insurance agency subsidiary, Team Insurance Group, Inc. We sold all of the issued and outstanding shares of the insurance agency subsidiary to an unaffiliated third party. Our investment in the subsidiary as of February 25, 2005 was approximately $7,000,000. Tangible assets of approximately $1,700,000, including cash and premises and equipment and liabilities of approximately $1,300,000 used in the insurance agency operations, will remain with the agency after the sale. The sale was effective December 31, 2004, and as a result, we will not include any of the insurance agency’s 2005 operating activities in our 2005 consolidated results of operations. The insurance agency subsidiary is presented as a discontinued operation in the financial information presented in this report, including the Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

Team Insurance Group, Inc. was purchased on December 18, 2002 and operated as a subsidiary until its sale. Total consideration paid for the insurance agency when purchased in 2002 was $6,850,000. Cash of $5,000,000 was paid at closing. Additional consideration of $1,850,000 plus interest was payable to the previous owners if certain revenue contingencies were earned during the years ended 2003 and 2004.

The following table presents the net assets of Team Insurance Group, Inc. as of December 31, 2004 and 2003.

	2004	2003
	(In thousands)
Cash	$ 1,033	$ 212
Investments	—	1,022
Premises and equipment, net	571	411
Goodwill	5,514	3,838
Intangible assets, net of accumulated amortization	1,039	1,328
Other assets	125	6,384
Accrued expenses and other liabilities	(1,282)	(7,632)
Total net assets	$ 7,000	$ 5,563

The revenue contingencies discussed above for both 2003 and 2004 were achieved. Additional cash consideration of $925,000 plus interest was paid to the previous owners during the first quarter of 2004 for the 2003 fiscal year achievements and $925,000 was paid in the first quarter of 2005 for the 2004 fiscal year achievements. The 2005 payment was accrued at December 31, 2004 and included in the payables of TeamBank N.A. Goodwill increased by $1,850,000 during 2004 as a result of these contingent payments. In compliance with annual impairment testing required by Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we recognized an impairment on goodwill of $174,000 during the fourth quarter of 2004.

Included in intangible assets of discontinued operations at December 31, 2003 was a non-compete agreement between an employee of Team Insurance Group, Inc. and Team Financial, Inc. of approximately $159,000. Amortization expense was recognized during the year ended 2004 of approximately $40,000, bringing the net book value of the non-compete agreement to approximately $119,000. However, as a result of the sale of the insurance agency, the non-compete agreement was written-off at December 31, 2004.

Summarized results of operations related to the insurance agency are as follows for the years ended December 31, 2004, 2003 and 2002.

	For the years ended December 31
	2004	2003	2002
	(In thousands)
Insurance agency commissions	$ 4,153	$ 4,454	$ 324
Other income	193	229	2
Total income	4,346	4,683	326
Salary and employee benefits	3,092	2,864	232
Occupancy and equipment	338	274	29
Professional fees	90	53	5
Marketing	126	161	15
Supplies	39	58	3
Intangible asset amortization	170	175	—
Goodwill impairment	174	—	—
Intangible asset write-off	119	—	—
Other	455	498	44
Total expenses	4,603	4,083	328
Net income (loss) from discontinued operations before income taxes	(257)	600	(2)
Income tax expense (benefit)	(39)	250	1
Net income (loss) from discontinued operations, net of tax	$ (218)	$ 350	$ (3)

Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income. Our other comprehensive income is composed of the change in equity resulting from an increase or decrease in the market value of our available for sale investment securities, due to the changes in interest rates, net of tax.

Comprehensive income was $2.7 million for the year ended 2004, an increase of $1.0 million from $1.7 million for the year ended 2003. The increase was primarily the result of a $1.2 million increase in other comprehensive income as unrealized losses experienced during 2004 decreased compared to the unrealized losses experienced during 2003.

Comprehensive income was $1.7 million for 2003, a decrease of $6.3 million from $8.0 million for 2002. The decrease was primarily the result of a $5.3 million decrease in other comprehensive income as the fair value of our investment securities decreased in 2003 from 2002.

Analysis of Financial Condition

Overview

Total assets were $664.1 million at December 31, 2004, an increase of $14.3 million, or 2.2%, from $649.8 million in total assets as of December 31, 2003. The increase in total assets was primarily due to an increase in cash and cash equivalents of $16.2 million. Loans increased approximately $30.7 million in 2004 compared to 2003. This was offset by a decrease in investments of approximately $28.4 million.

Total assets were $649.8 million at December 31, 2003, a decrease of $6.5 million, or 1.0%, from $656.3 million in total assets as of December 31, 2002. The decrease in total assets was primarily due to a decrease in cash and cash equivalents of $16.8 million and a decrease in investment securities of $3.8 million offset by an increase in loans of $7.1 million, an increase in premises and equipment of $1.9 million and an increase in other assets of $4.4 million.

Loan Portfolio Composition

The following tables present the composition of our loan portfolio by type of loan at the dates indicated.

	December 31
	2004		2003		2002		2001		2000
	Principal	Percent	Principal	Percent	Principal	Percent	Principal	Percent	Principal	Percent
	Balance	of Total	Balance	of Total	Balance	of Total	Balance	of Total	Balance	of Total
	(Dollars in thousands)
Loans secured by real estate
One to four family	$ 87,633	23.4%	$ 93,711	27.3%	$ 102,673	30.5%	$ 125,666	35.6%	$ 115,913	35.3%
Construction and land development	49,388	13.2	43,748	12.7	38,717	11.5	29,154	8.3	22,222	6.8
Other	139,788	37.4	118,729	34.6	98,642	29.3	80,080	22.7	56,393	17.2
Total	276,809	74.0	256,188	74.6	240,032	71.4	234,900	66.6	194,528	59.3
Commercial and agricultural	82,889	22.2	70,734	20.6	71,835	21.4	82,594	23.4	87,128	26.6
Installment and other	19,863	5.3	21,819	6.4	29,716	8.8	40,211	11.4	50,685	15.5
Gross Loans	379,561	101.5	348,741	101.5	341,583	101.5	357,705	101.4	332,341	101.3
Less unearned fees	(790)	(0.2)	(646)	(0.2)	(597)	(0.2)	(625)	(0.2)	(410)	(0.1)
Total loans receivable	378,771	101.3	348,095	101.3	340,986	101.4	357,080	101.2	331,931	101.2
Less allowance for loan losses	(4,898)	(1.3)	(4,506)	(1.3)	(4,611)	(1.4)	(4,392)	(1.2)	(3,911)	(1.2)
Total net loans receivable	$ 373,873	100.0%	$ 343,589	100.0%	$ 336,375	100.0%	$ 352,688	100.0%	$ 328,020	100.0%

Total loans receivable were $378.8 million at December 31, 2004 compared to $348.1 million at December 31, 2003, representing an increase of $30.7 million, or 8.8%. The increase in total loans receivable was primarily due to increases in the commercial, construction and land development, and commercial real estate markets. The internal loan growth in these areas produced an increase of $35.2 million, or 17.3% in these loans compared to 2003. Offsetting the increase in our commercial, construction and land development, and commercial real estate loans was the continued decrease in our one to four family portfolio, representing a 6.5% decrease in 2004 compared to 2003, or approximately $6.1 million. Installment loans continue to decrease as a percentage of our loan portfolio over the past several years as we have placed more emphasis on growing our small to mid-size business lending. At December 31, 2004 installment loans were $13.7 million, representing a $1.9 million decrease, or 12.2%, from installment loans at December 31, 2003 of $15.6 million.

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

Loans secured by real estate

Loans secured by real estate represent our largest type of loan. At December 31, 2004, these loans totaled $276.8 million, a $20.6 million, or 8.0%, increase from $256.2 million at December 31, 2003. The increase was generated from an $18.4 million increase in commercial real estate loans and a $5.7 million increase in construction and development loans. Offsetting this increase was a $6.1 million decrease in one to four family loans. Included in one to four family loans were loans held for sale of $3.1 million at December 31, 2004 and $1.1 million at December 31, 2003. We typically sell fixed rate one to four family loans to the secondary market instead of holding such loans in our one to four family portfolio. We occasionally retain the servicing rights on these loans. Capitalized servicing rights are recorded at the time the loan is sold, thereby increasing the gain on sale by such amount. The balance of our mortgage servicing rights was $514,000 at December 31, 2004 compared to $656,000 at December 31, 2003. Construction and land development loans secured by real estate increased $5.7 million, or 13.0%, to $49.4 million at December 31, 2004 from $43.7 million at December 31, 2003.

Non-farm, non-residential commercial loans secured by real estate increased $18.4 million, or 17.8%, to $122.0 million at December 31, 2004 from $103.6 million at December 31, 2003. We have experienced steady growth in this area increasing in each of the last five years. We anticipate continued growth in this loan portfolio with our continued emphasis on small to mid-size business loans in our metropolitan markets.

At December 31, 2003 loans secured by real estate totaled $256.2 million; a $16.2 million, or 6.8%, increase from $240.0 million at December 31, 2002. The increase was generated from an $18.8 million increase in commercial real estate loans and a $5.0 million increase in construction and development loans. Offsetting this increase was a $9.0 million decrease in one to four family loans primarily resulting from a decrease in loans held for sale. At December 31, 2003, the balance of real estate mortgage loans held for sale was $1.1 million, representing a $9.2 million decrease from the balance at December 31, 2003 of $10.3 million. Construction and land development loans secured by real estate increased $5.0 million, or 12.9%, to $43.7 million at December 31, 2003 from $38.7 million at December 31, 2002. Non-farm, non-residential commercial loans secured by real estate increased $18.8 million, or 22.0%, to $103.6 million at December 31, 2003 from $84.8 million at December 31, 2002.

Commercial and Agricultural

Commercial and agricultural loans were $82.9 million at December 31, 2004, an increase of $12.2 million, or 17.3%, from $70.7 million at December 31, 2003. Commercial loans include loans to service, retail, wholesale, and light manufacturing businesses. Agricultural loans include loans to farmers for production and other agricultural needs.

Commercial loans were $68.0 million at December 31, 2004, compared to $56.7 million at December 31, 2003, an increase of $11.3 million, or 19.9%. At December 31, 2003, commercial loans were $56.7 million compared to $55.7 million at December 31, 2002, an increase of $1.0 million, or 1.8%. Commercial loans continue to be an area of emphasis as we focus on small to mid-size business loans in our markets.

At December 31, 2004, agricultural loans were $14.9 million compared to $14.0 million at December 31, 2003, an increase of $900,000, or 6.4%. Agricultural loans were $14.0 million at December 31, 2003, a decrease of $2.1 million or 13.0% from $16.1 million at December 31, 2002.

Installment and Other

Installment and other loans include automobile and other personal loans, leases and loans to state and political subdivisions. The majority of these loans are installment loans with fixed interest rates. Installment and other loans were $19.9 million at December 31, 2004, a decrease of $1.9 million, or 8.7%, from $21.8 million at December 31, 2003. At December 31, 2003, installment and other loans decreased $7.9 million, or 26.6%, from $29.7 million at December 31, 2002. Installment and other loans have been decreasing as a percentage of total loans over the past several years as we have placed less emphasis in this area and more emphasis on our small to mid-size business loans in our markets.

Loan Maturities

The following tables present, at December 31, 2004 and 2003, loans by maturity in each major category of our portfolio based on contractual schedules. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are re-evaluated using substantially the same credit procedures that are used when loans are made.

	December 31, 2004
		Over One Year
	One Year	Through Five Years		Over Five Years
	or Less	Fixed Rate	Variable	Fixed Rate	Variable	Total
	(In thousands)
Loans secured by real estate:
One to four family	$ 11,059	$ 6,122	$ 2,257	$ 15,279	$ 52,916	$ 87,633
Construction and land development	36,304	5,971	2,281	217	4,615	49,388
Other	35,367	32,128	16,226	7,162	48,905	139,788
Total	82,730	44,221	20,764	22,658	106,436	276,809
Commercial and agricultural	44,142	13,660	7,488	1,679	15,920	82,889
Installment and other	4,280	10,670	36	3,654	1,223	19,863
Gross Loans	131,152	68,551	28,288	27,991	123,579	379,561
Less unearned fees	790	—	—	—	—	790
Total loans receivable	$ 130,362	$ 68,551	$ 28,288	$ 27,991	$ 123,579	$ 378,771

	December 31, 2003
		Over One Year
	One Year	Through Five Years		Over Five Years
	or Less	Fixed Rate	Variable	Fixed Rate	Variable	Total
	(In thousands)
Loans secured by real estate:
One to four family	$ 13,447	$ 6,997	$ 2,410	$ 14,189	$ 56,668	$ 93,711
Construction and land development	28,313	7,884	2,445	72	5,034	43,748
Other	20,530	36,597	8,251	7,255	46,096	118,729
Total	62,290	51,478	13,106	21,516	107,798	256,188
Commercial and agricultural	32,911	11,734	9,726	2,200	14,163	70,734
Installment and other	3,628	12,700	103	3,949	1,439	21,819
Gross Loans	98,829	75,912	22,935	27,665	123,400	348,741
Less unearned fees	646	—	—	—	—	646
Total loans receivable	$ 98,183	$ 75,912	$ 22,935	$ 27,665	$ 123,400	$ 348,095

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

The following table presents information concerning the non-performing assets at the dates indicated.

	December 31
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Non-accrual loans	$ 1,281	$ 5,481	$ 3,413	$ 2,316	$ 2,705
Loans 90 days past due and still accruing	420	641	1,163	1,380	1,518
Restructured loans	1,053	1,138	—	—	—
Non-performing loans	2,754	7,260	4,576	3,696	4,223
Other real estate owned	408	1,117	1,770	1,572	340
Total non-performing assets	$ 3,162	$ 8,377	$ 6,346	$ 5,268	$ 4,563
Non-performing loans as a percentage of total loans	0.73%	2.09%	1.34%	1.04%	1.27%
Non-performing assets as a percentage of total assets	0.48%	1.29%	0.97%	0.81%	0.85%

Total non-performing assets were $3.2 million at December 31, 2004 compared to $8.4 million at December 31, 2003, representing a decrease of $5.2 million, or 61.9%. The decrease in non-performing assets was primarily due to a decrease in non-accrual loans of $4.2 million as a result of resolving two large credits during 2004 that were classified as non-accrual at December 31, 2003.

Non-performing loans decreased $4.5 million, or 61.6%, to $2.8 million at December 31, 2004 from $7.3 million at December 31, 2003. The decrease in non-performing loans was a result of a decrease in non-accrual loans of $4.2 million. This decrease was primarily a result of a payoff received on a large loan to a residential property developer of approximately $2.0 million in the second quarter of 2004 classified as non-accrual at December 31, 2003 and foreclosure and sale of the collateralized property of approximately $1.0 million on a loan with an individual for a single-family dwelling in the fourth quarter of 2004, classified as non-accrual at December 31, 2003.

Included in the $1.3 million of non-accrual loans at December 31, 2004 were several small loans, the largest was approximately $234,000 for a single-family dwelling. Non-accrual loans had approximately $262,000 specific reserves included in the allowance for loan losses at December 31, 2004. We do not anticipate losses on these credits in excess of the specific reserves. Restructured loans at December 31, 2004 consisted of eight relationships. The largest relationship included an agricultural loan restructured through Farmer Home Administration of approximately $507,000.

Other real estate owned was $408,000 at December 31, 2004 compared to $1.1 million at December 31, 2003. Other real estate owned consisted of five properties held by our subsidiary banks, consisting of four commercial buildings, at December 31, 2004. The properties are all located within our market areas. Management is working to sell the real estate as soon as practicable. During the year ended December 31, 2004, 22 properties held in other real estate owned were sold at a total loss of approximately $148,000.

Non-performing assets as a percent of total assets decreased to 0.48% at December 31, 2004, compared to 1.29% at December 31, 2003, and 0.97% at December 31, 2002. Non-performing assets will generally increase in times of economic uncertainty or stress. Management believes the level of non-performing assets may increase if economic weaknesses are experienced in 2005, although the magnitude of any increase in non-performing loans is not determinable.

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

At December 31, 2004, we had impaired loans totaling $1.7 million, which have related specific reserves of $262,000. This compares to $6.1 million of impaired loans, which had related specific reserves of $1.5 million at December 31, 2003. The decrease in impaired loans was the result of the decrease in non-accrual loans described above. The average recorded investment in impaired loans during the year ended December 31, 2004 was $4.0 million. Interest income recognized on impaired loans during the period the loans were considered to be impaired for 2004 approximated $50,000. Impaired loans will generally increase in times of economic uncertainty or stress. Management believes the level of impaired loans could increase if economic weaknesses are experienced in our market area during 2005.

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

The following table sets forth information regarding changes in the allowance for loan losses for the periods indicated.

	Year ended December 31
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Average total loans	$ 365,587	$ 341,782	$ 335,194	$ 339,258	$ 324,198
Total loans at end of period	$ 378,771	$ 348,095	$ 340,986	$ 357,080	$ 331,931
Allowance at beginning of year	$ 4,506	$ 4,611	$ 4,392	$ 3,911	$ 3,320
Loans charged off:
Real estate:
One to four family	(307)	(229)	(238)	(99)	(15)
Construction	(200)	—	(18)	(141)	—
Other	(218)	(2)	(103)	(38)	(32)
Commercial	(267)	(1,296)	(561)	(441)	(217)
Lease financing receivables	(16)	(32)	(20)	(36)	(154)
Installment and other	(298)	(688)	(635)	(930)	(570)
Total charge-offs	(1,306)	(2,247)	(1,575)	(1,685)	(988)
Recoveries:
Real estate:
One to four family	16	49	13	4	—
Construction	3	7	29	—	4
Other	—	80	19	—	4
Commercial	38	35	38	67	50
Lease financing receivables	6	—	22	24	25
Installment and other	170	181	239	254	142
Total recoveries	233	352	360	349	225
Net charge-offs	(1,073)	(1,895)	(1,215)	(1,336)	(763)
Provision for loan losses	1,465	1,790	1,434	1,435	1,001
Allowance related to acquisitions	—	—	—	382	353
Allowance at end of period	$ 4,898	$ 4,506	$ 4,611	$ 4,392	$ 3,911
Ratio of net charge-offs to average total loans	0.29%	0.55%	0.36%	0.39%	0.24%
Allowance to total loans at end of period	1.29%	1.29%	1.35%	1.23%	1.18%
Allowance to non-performing loans	177.9%	62.10%	100.76%	118.83%	92.61%

The allowance for loan losses was $4.9 million, or 1.29% of total loans at December 31, 2004 compared to $4.5 million, or 1.29%, of total loans at December 31, 2003. Allowance to non-performing loans was 177.9% at December 31, 2004 compared to 62.10% at 2003. The increase in the allowance as percent of non-performing loans was due to the decrease in non-performing loans during 2004 compared to 2003 primarily as a result of resolving two large credits classified as non-accrual at December 31, 2003 as discussed above. Net charge-offs were $1.1 million for the year ended 2004 compared to $1.9 million for the year ended 2003. Net charge-offs for 2004 consisted of several small credits. The largest charge-off during 2004 was approximately $300,000 for a one to four family real estate loan that went into foreclosure and was sold from other real estate owned.

Net charge-offs were $1.9 million for the year ended 2003, compared to $1.2 million for the year ended 2002. Net charge-offs for 2003 primarily consisted of $1.3 million in commercial loan net charge-offs, $507,000 in installment and other loan net charge-offs and $180,000 in one to four family loan net charge-offs. The commercial charge-offs were comprised of six large loans totaling $1.2 million.

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

	December 31
	2004		2003		2002		2001		2000
		Loans in		Loans in		Loans in		Loans in		Loans in
		Category		Category		Category		Category		Category
	Amount	as a	Amount	as a	Amount	as a	Amount	as a	Amount	as a
	of	Percentage	of	Percentage	of	Percentage	of	Percentage	of	Percentage
	Gross	of Total	Gross	of Total	Gross	of Total	Gross	of Total	Gross	of Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
	(Dollars in thousands)
Loans secured by real estate:
One to four family	$ 423	23.1%	$ 397	27.0%	$ 16	30.1%	$ 139	35.2%	$ 161	34.8%
Construction and land development	402	13.0	635	13.0	575	11.3	248	8.2	29	6.7
Other	1,137	36.9	944	34.0	784	28.8	658	22.4	126	17.0
Commercial and agricultural	2,331	21.9	1,638	20.0	2,102	21.1	2,283	23.1	2,211	26.2
Lease financing receivables	9	0.4	8	—	14	—	35	1.4	76	2.4
Installment and other	393	4.7	602	6.0	864	8.7	889	9.7	828	12.9
Unallocated	203	—	282	—	256	—	140	—	480	—
	$ 4,898	100.0%	$ 4,506	100.0%	$ 4,611	100.0%	$ 4,392	100.0%	$ 3,911	100.0%

The provision for loan losses takes into account many factors such as our prior experience with loan losses and an evaluation of the risks in the loan portfolio at any given time, including changes in economic, operating, and other conditions of borrowers, the economies in our areas of operations and to a lesser extent, the national economy and several other factors beyond our control. The allowance for loan losses allocated to loans secured by construction and land development decreased approximately $233,000 at December 31, 2004 compared to December 31, 2003 due to a decrease in specific reserves identified with certain loans included in this category offset by increases in the allocation of the allowance associated with historical trends and economic conditions due to an increased balance in this category in 2004 compared to 2003. The allowance for loan losses allocated to commercial and agricultural loans increased approximately $693,000 primarily due to the increase in the allocation associated with applying historic trends and economic conditions to the increased loan balance at 2004 compared to 2003. The allowance for loan losses allocated to installment and other loans decreased approximately $209,000 due to a decrease in the balance of this category of loans in 2004 compared to 2003 in addition to the decrease of approximately $116,000 in specific reserves identified with certain loans included in this category.

Investments

We invest a portion of our available funds in short-term and long-term instruments, including federal funds sold and investment securities. Our investment portfolio is designed to provide liquidity for cash flow requirements, to assist in managing interest rate risk, and to provide collateral for certain public deposits and other borrowing arrangements. At December 31, 2004 and 2003, the investment portfolio was comprised principally of obligations of U.S. government agencies, obligations of states and political subdivisions, and mortgage-backed securities. Total investment securities at December 31, 2004 of $191.8 million represented a decrease of $28.4 million from total investments at December 31, 2003 of $220.2 million. The decrease was primarily a result of a decrease in U.S. government agency securities of $21.6 million. As proceeds were received during 2004 from called agency securities, the proceeds were used to fund the loan portfolio growth.

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

The following table presents our investments in certain securities accounted for as available for sale. “Other” investments is comprised of Federal Home Loan Bank stock, Federal Reserve Bank stock and certain equity securities, all of which carry no stated maturity.

	December 31
	2004	2003
	(In thousands)
Investment securities available for sale:
U.S. Agency securities	$ 56,199	$ 77,809
Obligations of state and political subdivisions	32,276	33,166
Mortgage-backed securities	88,666	92,688
Other	14,701	16,567
Total investment securities	$ 191,842	$ 220,230

At December 31, 2004 and 2003, the investment portfolio did not any contain investments, which were considered to be derivatives or structured notes.

The following tables set forth a summary of the contractual maturities in the investment portfolio at December 31, 2004 and December 31, 2003.

	December 31, 2004
					Over five years
			Over one years		through ten
	One year or less		through five years		years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and agencies	$ 3,649	4.79%	$ 30,118	3.55%	$ 8,256	4.00%	$ 14,176	5.07%	$ 56,199	4.08%
Obligations of states and political subdivisions	1,252	6.15	4,956	6.42	16,251	6.36	9,817	6.16	32,276	6.30
Mortgage-backed securities	—	—	1,255	4.37	4,617	4.17	82,794	4.79	88,666	4.76
Other(1)	8,505	4.19	—	—	1,071	7.38	5,125	5.33	14,701	5.68
	$ 13,406		$ 36,329		$ 30,195		$ 111,912		$ 191,842

	December 31, 2003
					Over five years
			Over one years		through ten
	One year or less		through five years		years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and agencies	$ 8,713	4.92%	$ 38,528	3.51%	$ 11,737	3.74%	$ 18,831	4.73%	$ 77,809	4.00%
Obligations of states and political subdivisions	1,193	5.55	6,022	6.50	15,420	6.42	10,530	6.25	33,165	6.35
Mortgage-backed securities	—	—	382	4.48	3,250	5.14	89,057	4.72	92,689	4.73
Other(1)	11,083	6.49	138	6.96	1,081	7.40	4,265	4.97	16,567	5.74
	$ 20,989		$ 45,070		$ 31,488		$ 122,683		$ 220,230

(1)             Other securities consists principally of Federal Home Loan Bank stock and Federal Reserve Bank stock, which have no stated maturity

Deposits

Our primary source of funds has historically been customer deposits, which totaled $468.0 million at December 31, 2004, a $21.8 million, or 4.9%, increase from $446.2 million at December 31, 2003. The increase was a result of an increase in checking deposits of $18.2 million, primarily due to an increase in public funds in the fourth quarter of 2004. Average balance for checking, savings and money market deposits was $253.2 million for the year ended December 31, 2004 compared to $242.5 million for the same accounts in 2003.

The following table sets forth the average balances and weighted average rates for categories of deposits for the periods indicated.

	For the years ended December 31
	2004		2003		2002
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousand)
Non-interest-bearing demand	$ 68,256	—	$ 64,329	—	$ 47,152	—
Interest-bearing demand	151,871	0.70%	146,527	0.76%	148,970	1.30%
Savings	33,045	0.64%	31,672	0.78%	33,854	1.46%
Time	198,123	2.34%	203,452	2.65%	217,858	3.58%
Total	$ 451,295		$ 445,980		$ 447,834

The following table summarizes at December 31, 2004 and December 31, 2003, our certificates of deposit of $100,000 or more by time remaining until maturity.

	December 31
	2004	2003
	(In thousands)
Remaining maturity:
Less than three months	$ 13,684	$ 15,463
Three to six months	6,411	15,456
Six months to one year	13,906	12,975
One year and over	18,784	12,539
Total	$ 52,785	$ 56,433

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

At December 31, 2004, FHLB borrowings aggregated $111.9 million, compared to $111.2 million at December 31, 2003. FHLB borrowings aggregated $112.3 million, at December 31, 2002. As discussed in the investment section above, approximately $88.0 million of the FHLB borrowings are part of a long-term balance sheet strategy to increase the sensitivity of our balance sheet by borrowing long-term funds at historically low interest rates and purchasing short-term investments securities and fund loans. At December 31, 2004, the aggregate available and unused borrowing capacity of our subsidiary banks was approximately $2.5 million, which was available through a line of credit and term advances. FHLB borrowings are collateralized by FHLB stock, investment securities and certain qualifying mortgage loans of our subsidiary banks.

TeamBank, N.A. and Colorado National Bank are member banks of the Federal Reserve Bank and may use the Federal Reserve Bank discount window to meet short-term funding needs. Neither of our subsidiary banks utilized short-term Federal Reserve Bank borrowings during 2004 or 2003.

Subordinated Debentures

On August 10, 2001, Team Financial Capital Trust I (the Trust), a Delaware business trust formed by Team Financial, Inc., completed the sale of $15.5 million 9.50% Cumulative Trust Preferred Securities. The Trust used the net proceeds from the offering to purchase a like amount of Team Financial, Inc.’s 9.50% subordinated debentures. The debentures, maturing August 10, 2031, are the sole assets of the Trust. In exchange for the capital contribution made to the Trust by Team Financial, Inc. upon formation, Team Financial, Inc. owns all of the common securities of the Trust.

In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46 R), adopted in December 2003, the Trust qualifies as a special purpose entity that is not required to be consolidated in the financial statements of Team Financial, Inc. The $15.5 million Trust Preferred Securities issued by the Trust are reported on the records of the Trust.

We continue to include the Trust Preferred Securities issued by the Trust in Tier I capital for regulatory capital purposes.

Total expenses associated with offering the preferred securities of the Trust, paid by Team Financial, Inc., approximated $1.0 million and are reflected in Team Financial Inc.’s financial statements. The costs are included in “Other Assets” and are being amortized on a straight-line basis to interest expense over the life of the debentures.

The Trust Preferred Securities accrue and pay distributions quarterly at annual rates of 9.50% of the stated liquidation amount of $10 per preferred security. We have fully and unconditionally guaranteed all of the obligations of the Trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Trust Preferred Securities.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations in the normal course of business that are integral to our operations. The following table summarizes payments due per these contractual obligations at December 31, 2004.

	Payments Due By
	One Year	Over One to	Over Three to	Over
	or less	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits	$129,285	$62,777	$9,546	$12	$201,620
Repurchase agreements	5,669	—	—	—	5,669
Subordinated debentures and notes payable	9,164	29,005	5,000	88,295	131,464
Contingent payment	925	—	—	—	925
Operating lease obligations	106	88	—	—	194
Loan commitments	48,630	14,480	462	11,785	75,357
Data processing contracts	538	1,142	101	—	1,781
Total	$194,317	$107,492	$15,109	$100,092	$417,010

Payments on time deposits are based on contractual maturity dates. These funds may be withdrawn prior to maturity with or without penalties.

The contingent payment represents amounts payable to the previous owners of the insurance agency we acquired on December 18, 2002. The payment of $925,000 plus interest was paid in the first quarter of 2005. This payment was accrued for at December 31, 2004 and is reflected in accrued expenses and other liabilities on the Statement of Financial Condition.

Included in subordinated debentures and notes payable in the above table is subordinated debt of $16,005,000. The debentures mature on August 10, 2031; however, we may redeem all or part of the debentures at any time on or after August 10, 2006. These debentures are included in the over one to three years maturity category in the table above based on the date of earliest redemption.

Operating lease obligations represent property rented for branch offices. Payments represent the minimum lease payments and exclude related costs such as utilities.

Loan commitments represent obligations to provide financing to our customers. As some of these commitments will expire prior to funding the full amount, the total commitment amounts do not necessarily represent future cash obligations.

Data processing contracts represent the minimum obligations under these contracts and exclude additional payments that are based on volume of transactions processed.

Additionally, we offer standby letters of credit to our customers, which are a conditional, but irrevocable form of guarantee, issued to guarantee payment upon default of payment by our customer. Standby letters of credit are initially issued for a period of one year, but can be extended depending on customer needs. The contractual amount of standby letters of credit was $4,896,000 at December 31, 2004 and the maximum remaining term for any standby letter of credit is December 2008. Commitments for standby letters of credit do not necessarily represent future cash requirements.

Capital Resources

We monitor compliance with bank and financial holding company regulatory capital requirements, focusing primarily on risk-based guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy, core capital and total capital, which consist of core and secondary capital. Core capital, also known as Tier 1 capital, generally includes common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries, less goodwill and intangible assets. No more than 25% of core capital elements may consist of cumulative preferred stock. The Cumulative Trust Preferred Securities, issued by our subsidiary, Team Financial Capital Trust I, to purchase Team Financial, Inc. subordinated debentures, is included in Tier I capital of Team Financial, Inc. for regulatory purposes. Total risk based capital, also known as Tier 2 capital, generally includes the allowance for loan losses limited to 1.25% of weighted risk assets, certain forms of perpetual preferred stock, as well as hybrid capital instruments.

The following tables present capital ratios as of the indicated dates.

	Risk Based Capital Ratios
	At December 31
	2004		2003		2002(3)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousand)
Core capital	$46,857	10.70%	$46,320	11.08%	$43,175	10.98%
Core capital minimum requirement(1)	17,524	4.00%	16,721	4.00%	15,723	4.00%
Excess	$29,333	6.70%	$29,599	7.08%	$27,452	6.98%
Total risk based capital	$51,755	11.81%	$50,826	12.16%	$47,786	12.16%
Total risk based capital requirement(1)	35,049	8.00%	33,442	8.00%	31,446	8.00%
Excess	$16,706	3.81%	$17,384	4.16%	$16,340	4.16%
Total risk adjusted assets	$438,109		$418,026		$393,070

	Leverage Ratios
	At December 31
	2004		2003		2002(3)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousand)
Core capital	$46,857	7.43%	$46,320	7.46%	$43,175	6.88%
Core capital minimum requirement(2)	25,213	4.00%	24,829	4.00%	25,114	4.00%
Excess	$21,644	3.43%	$21,491	3.46%	$18,061	2.88%
Average total assets	$630,323		$620,723		$627,855

(1)          Based on risk-based capital guidelines of the Federal Reserve Board, a bank holding company is required to maintain a core capital to risk-adjusted assets ratio of 4% and a total capital, risk-based, to risk-adjusted assets ratio of 8%.

(2)          The leverage ratio is defined as the ratio of core capital to average tangible assets. Based on Federal Reserve Board guidelines, a bank holding company generally is required to maintain a leverage ratio in excess of 4%.

(3)          Restated for deconsolidation of wholly owned subsidiary as a result of adopting FIN 46(R). See Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payments, (“SFAS 123R”). This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share based payments with employees except for equity instruments held by employee share ownership plans. SFAS 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principal Board  Opinion No. 25, Accounting for Stock Issued to Employee, (“APB 25”)  and is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. We have historically applied APB 25 to account for stock compensation plans. The adoption of SFAS 123R will result in higher salaries and employee benefits expense in future periods.

On September 30, 2004 the FASB issued a final FASB Staff Position, FSP EITF Issue 03-1-1, that delays the effective date for the measurement and recognition guidance included in EITF Issue 03-1, The Meaning of Other-than-temporary Impairment and Its Application to Certain Investments, (“EITF 03-1”). Originally, this statement was effective for reporting periods beginning after June 15, 2004 and provided guidance on when to record a loss  in the statement of operations and when additional information needed to be disclosed on unrealized losses. Other components of EITF 03-1 regarding quantitative and qualitative information was required to be presented in the financial statements effective for fiscal years ending after December 15, 2003 and was not deferred by the FASB’s Staff Position. This portion of EITF 03-1 was adopted in December 2003 and the required disclosures are included in footnote 3 in the Notes to the Consolidated Financial Statements. The adoption of the measurement and recognition guidance, once finalized, are not anticipated to have a material impact on the financial position and results of operations but the extent of any impact is not determinable at this time.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, (“SOP 03-3”). SOP 03-3 addresses the accounting for certain acquired loans or debt securities, including those acquired in a purchase business combination, that have experienced a deterioration of credit quality between the loan origination date that the date the loan is acquired by an investor, and for which it is probable that at acquisition the investor will be unable to collect all contractually required payments on the loan. Loans within the scope of this SOP that are acquired should be recognized initially at the present value of amounts expected to be received and no allowance for loan losses should be carried over related to these loans at acquisition. SOP 03-3 prohibits displaying accretable yield and nonaccretable differences in the balance sheet. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. We adopted SOP 03-3 on January 1, 2005. The adoption of SOP 03-3 is not expected to have a material impact on the financial position or results of operations.

Item 7a.                 Quantitative and Qualitative Disclosures about Market Risk

Liquidity

We continuously forecast and manage our liquidity in order to satisfy cash flow requirements of depositors, borrowers, and our own cash flow needs. We have developed internal and external sources of liquidity to meet our continued growth needs. These include, but are not limited to, the ability to raise deposits through branch promotional campaigns, purchased brokered certificates of deposits, maturity of overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank of Topeka.

Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At December 31, 2004 and December 31, 2003, these liquid assets totaled $226.6 million and $238.8 million, respectively. Included in these liquid assets are investment securities of $162.7 million at December 31, 2004 and $173.9 million at December 31, 2003 that were pledged as collateral for borrowings, repurchase agreements and for public funds on deposit.

At December 31, 2004 there was approximately $2.5 million borrowing capacity remaining under agreements with the Federal Home Loan Bank of Topeka.

During the year, the loan portfolio increased approximately 8.8%. Decreased liquidity may result in the inability to continue this growth rate in the future or may result in increased cost of funding. Deposit growth through branch promotional campaigns are expected to provide additional sources of funding. Another source of additional funding is the use of brokered certificates of deposits.

Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

Asset and Liability Management

Asset and liability management refers to management’s efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the re-pricing of interest rate sensitive interest-earning assets and interest-bearing liabilities. Controlling the maturity of re-pricing of an institution’s liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. Close matching of re-pricing assets and liabilities will normally result in little change in net interest income when interest rates change. We monitor our assets and liability mix monthly in an effort to maintain consistent earnings performance through control of interest rate risk.

Below is a static gap schedule as of December 31, 2004. This is just one of several tools which may be used to measure and manage interest rate sensitivity. Interest-earning assets and interest-bearing liabilities are presented below within selected time intervals based on their re-pricing and maturity characteristics. In this view, the sensitivity position is perfectly matched when an equal amount of assets and liabilities re-price during any given time period. Excess assets or liabilities re-pricing in a given time period results in the interest rate gap shown in the table. A positive gap indicates more assets than liabilities will re-price in that time period, while a negative gap indicates more liabilities than assets will re-price.

	Static Gap Analysis at December 31, 2004
	3 months	4 through	13 through	37 through	61 through	More than
	or loss	12 months	36 months	60 months	120 months	120 months	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net of unearned income	$101,272	$110,144	$85,153	$53,996	$13,579	$14,627	$378,771
Investment securities available for sale	9,008	4,398	20,061	16,268	30,195	111,912	191,842
Federal funds sold and interest-bearing deposits	21,023	—	—	—	—	—	21,023
Other assets	—	—	480	—	—	—	480
Total interest-earning assets	$131,303	$114,542	$105,694	$70,264	$43,774	$126,539	$592,116
Interest bearing liabilities:
Savings deposits and interest-bearing checking	$192,973	$—	$—	$—	$—	$—	$192,973
Time deposits under $100,000	28,144	67,164	45,447	8,068	12	—	148,835
Time deposits over $100,000	13,685	20,317	17,306	1,477	—	—	52,785
Federal funds purchased and securities sold under agreements to repurchase	5,669	—	—	—	—	—	5,669
Federal Home Loan Bank Advances	15,620	—	20,000	5,000	70,534	761	111,915
Notes payable and subordinated debentures	144	3,400	16,005	—	—	—	19,549
Total interest-bearing liabilities	$256,235	$90,881	$98,758	$14,545	$70,546	$761	$531,726
Periodic repricing gap	$(124,932)	$23,661	$6,936	$55,719	$(26,772)	$125,778	$60,390
Cumulative repricing gap	(124,932)	(101,271)	(94,335)	(38,616)	(65,388)	60,390
Periodic repricing gap as a percent of interest earning assets	(95.15)%	20.66%	6.56%	79.30%	(61.16)%	99.40%
Cumulative repricing gap as a percent of interest earning assets	(95.15)%	(88.41)%	(89.25)%	(54.96)%	(149.38)%	47.72%

The table indicates that we are liability sensitive in the less than three-month period and the 61 through 120 month period, and are asset sensitive for all other periods. This means that during the first period classification, interest-bearing liabilities re-price faster than interest-earning assets, thereby improving net interest income when rates are falling and reducing net interest income when rates are rising. While the “static gap” method is a widely used measure of interest sensitivity, it is not, in management’s opinion, the only indicator of our rate sensitivity.

The following table indicates that at December 31, 2004, if there had been a sudden and sustained increase in prevailing market interest rates, our 2005 net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.

	Net Interest	(Decrease)	Percent
Change in Interest Rates	Income	Increase	Change
	(Dollar in thousands)
200 basis point rise	$22,743	$1,531	7.22%
100 basis point rise	21,977	765	3.61
Base rate scenario	21,212	—	—
100 basis point decline	19,091	(2,121)	(10.00)
200 basis point decline	16,454	(4,758)	(22.43)

We believe we are appropriately positioned for future interest rate movements, although we may experience fluctuations in net interest income due to short-term timing differences between the re-pricing of assets and liabilities.

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Team Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Team Financial, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team Financial, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, during the first quarter of 2005, the Company disposed of Team Insurance Group, Inc. (TIG), a wholly-owned subsidiary of the Company.  The assets, liabilities and results of operation of TIG are included in discontinued operations in the accompanying consolidated financial statements.

/S/ KPMG LLP
Kansas City, Missouri
March 22, 2005

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2004 and 2003
(In thousands)

	2004	2003
Assets
Cash and due from banks	$13,718	$13,963
Federal funds sold and interest bearing bank deposits	21,023	4,627
Cash and cash equivalents	34,741	18,590
Investment securities:
Available for sale, at fair value (amortized cost of $190,369 and $217,355 at December 31, 2004 and 2003, respectively)	191,842	220,230
Total investment securities	191,842	220,230
Loans receivable, net of unearned fees	378,771	348,095
Allowance for loan losses	(4,898)	(4,506)
Net loans receivable	373,873	343,589
Accrued interest receivable	3,819	4,002
Premises and equipment, net	15,317	13,721
Assets acquired through foreclosure	408	1,117
Goodwill	10,700	10,700
Intangible assets, net of accumulated amortization	3,811	4,502
Bank owned life insurance policies	18,460	17,756
Other assets	2,830	2,394
Assets of discontinued operations	8,282	13,195
Total assets	$664,083	$649,796
Liabilities and Stockholders’ Equity
Deposits:
Checking deposits	$183,650	$165,448
Savings deposits	32,749	32,715
Money market deposits	49,931	47,804
Certificates of deposit	201,620	200,192
Total deposits	467,950	446,159
Securities sold under agreements to repurchase	5,669	7,180
Federal Home Loan Bank advances	111,915	111,234
Notes payable and other borrowings	3,544	3,232
Subordinated debentures	16,005	16,005
Accrued expenses and other liabilities	4,864	5,950
Liabilities of discontinued operations	1,282	7,632
Total liabilities	611,229	597,392
Stockholders’ equity:
Preferred stock, no par value. Authorized 10,000,000 shares; issued no shares	—	—
Common stock, no par value. Authorized 50,000,000 shares; issued 4,496,753 and 4,449,638 shares, outstanding 4,034,178 and 4,099,555 shares at December 31, 2004 and 2003, respectively	27,849	27,448
Additional paid-in capital	306	292
Retained earnings	28,264	25,979
Treasury stock, common stock 462,575 and 350,083 shares at cost at December 31, 2004 and 2003, respectively	(4,537)	(3,212)
Accumulated other comprehensive income	972	1,897
Total stockholders’ equity	52,854	52,404
Total liabilities and stockholders’ equity	$664,083	$649,796

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2004, 2003, and 2002
(Dollars in thousands, except per share data)

	2004	2003	2002
Interest income:
Interest and fees on loans	$23,308	$23,189	$25,890
Taxable investment securities	7,364	7,144	10,020
Nontaxable investment securities	1,203	1,094	889
Other	100	152	314
Total interest income	31,975	31,579	37,113
Interest expense:
Deposits:
Checking deposits	570	554	993
Savings deposits	212	246	493
Money market deposits	493	557	939
Certificates of deposit	4,630	5,392	7,803
Federal funds purchased and securities sold under agreements to repurchase	143	49	65
FHLB advances payable	4,865	4,998	4,256
Notes payable	125	174	325
Subordinated debtentures	1,553	1,553	1,553
Total interest expense	12,591	13,523	16,427
Net interest income before provision for loan losses	19,384	18,056	20,686
Provision for loan losses	(1,465)	(1,790)	(1,434)
Net interest income after provision for loan losses	17,919	16,266	19,252
Non-interest income:
Service charges	3,952	3,573	3,677
Trust fees	664	608	595
Gain on sales of mortgage loans	1,264	2,788	2,364
Gain (loss) on sales of investment securities	(50)	294	72
Gain on sale of branch assets	—	—	452
Bank owned life insurance income	821	892	1,011
Other	1,499	1,653	1,668
Total non-interest income	8,150	9,808	9,839
Non-interest expenses:
Salaries and employee benefits	10,638	10,927	11,618
Occupancy and equipment	2,765	2,495	2,339
Data processing	2,528	2,190	2,023
Professional fees	1,179	1,090	1,068
Marketing	355	267	252
Supplies	378	381	365
Intangible asset amortization	798	823	1,073
Disposal of branch assets	—	258	—
Other	3,410	3,243	3,226
Total non-interest expenses	22,051	21,674	21,964
Net income from continuing operations before income taxes	4,018	4,400	7,127
Income tax expense	222	958	2,418
Net income from continuing operations	3,796	3,442	4,709
Net income (loss) from discontinued operations, net of tax	(218)	350	(3)
Net income	$3,578	$3,792	$4,706
Basic income per share from continuing operations	$0.93	$0.84	$1.14
Diluted income per share from continuing operations	$0.93	$0.83	$1.13
Basic income per share from discontinued operations	$(0.05)	$0.09	$—
Diluted income per share from dicontinued operations	$(0.05)	$0.09	$—
Basic income per share	$0.88	$0.93	$1.14
Diluted income per share	$0.87	$0.92	$1.13
Shares applicable to basic income per share	4,060,587	4,095,903	4,145,820
Shares applicable to diluted income per share	4,094,714	4,131,381	4,165,400

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2004, 2003, and 2002
(In thousands)

	2004	2003	2002
Net income	$3,578	$3,792	$4,706
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale, net of tax of $(493), $(970), and $1,670 for the years ended December 31, 2004, 2003, and 2002, respectively	(958)	(1,877)	3,295
Reclassification adjustment for gains (losses) included in net income, net of tax of $17, $(100), and $(24) for the years ended December 31, 2004, 2003, and 2002, respectively	33	(194)	(48)
Other comprehensive income (loss), net	(925)	(2,071)	3,247
Comprehensive income	$2,653	$1,721	$7,953

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2004, 2003, and 2002
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total stockholders’ equity
Balance, December 31, 2001	$27,144	$68	$19,493	$(2,056)	$721	$45,370
Treasury stock purchased (119,683 shares)	—	—	—	(1,177)	—	(1,177)
Common stock issued in connection with compensation plans (8,068 shares)	49	—	—	—	—	49
Common stock issued in connection with noncompete agreement (20,000 shares)	200	—	—	—	—	200
Contribution of shares of treasury stock to Company ESOP (20,000 shares)	—	6	—	199	—	205
Increase in additional paid in capital in connection with compensation plans	—	137	—	—	—	137
Net income	—	—	4,706	—	—	4,706
Dividends ($0.22 per share)	—	—	(909)	—	—	(909)
Other comprehensive income (loss), net of $1,646 in taxes	—	—	—	—	3,247	3,247
Balance, December 31, 2002	27,393	211	23,290	(3,034)	3,968	51,828
Treasury stock purchased (50,800 shares)	—	—	—	(564)	—	(564)
Common stock issued in connection with compensation plans (7,428 shares)	55	—	—	—	—	55
Contribution of shares of treasury stock to Company ESOP (35,300 shares)	—	55	—	386	—	441
Increase in additional paid in capital in connection with compensation plans	—	26	—	—	—	26
Net income	—	—	3,792	—	—	3,792
Dividends ($0.27 per share)	—	—	(1,103)	—	—	(1,103)
Other comprehensive income (loss), net of $(1,070) in taxes	—	—	—	—	(2,071)	(2,071)
Balance, December 31, 2003	27,448	292	25,979	(3,212)	1,897	52,404
Treasury stock purchased (142,992 shares)	—	—	—	(1,683)	—	(1,683)
Common stock issued in connection with compensation plans (47,115 shares)	393	—	—	—	—	393
Contribution of shares of treasury stock to Company ESOP (30,500 shares)	—	7	—	358	—	365
Decrease in additional paid in capital in connection with compensation plans	8	(8)	—	—	—	—
Increase in additional paid in capital in connection with compensation plans	—	15	—	—	—	15
Net income	—	—	3,578	—	—	3,578
Dividends ($0.32 per share)	—	—	(1,293)	—	—	(1,293)
Other comprehensive income (loss), net of $(476) in taxes	—	—	—	—	(925)	(925)
Balance, December 31, 2004	$27,849	$306	$28,264	$(4,537)	$972	$52,854

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2004, 2003, and 2002
(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$3,578	$3,792	$4,706
Loss (Income) from discontinued operations	218	(350)	3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,465	1,790	1,434
Depreciation and amortization	2,868	4,327	3,282
Contribution of treasury stock shares to ESOP	365	441	205
Deferred income taxes	(386)	(333)	181
Noncash compensation expense	15	26	137
Change in bank owned life insurance	(704)	(788)	(781)
Net (gain) loss on sales of investment securities	50	(294)	(72)
FHLB stock dividends	(226)	—	—
Net gain on sales of mortgage loans	(1,264)	(2,788)	(2,364)
Net loss on sales of assets	138	73	3
Net gain on sale of branch assets	—	—	(452)
Disposal of branch assets	—	258	—
Proceeds from sale of mortgage loans	62,507	132,436	121,491
Origination of mortgage loans for sale	(63,539)	(121,264)	(114,143)
Net (increase) decrease in other assets	62	1,337	(250)
Net decrease in accrued expenses and other liabilities	(217)	(1,540)	(1,363)
Net cash flows from operating activities of discontinued operations	(1,486)	911	(951)
Net cash provided by operating activities	3,444	18,034	11,066
Cash flows from investing activities:
Net increase in loans	(29,985)	(16,400)	(175)
Proceeds from sale of investment securities available-for-sale	8,593	5,686	9,239
Proceeds from maturities and principal reductions of investment
securities available-for-sale	74,292	127,556	68,083
Purchases of investment securities available-for-sale	(56,627)	(134,684)	(108,540)
Purchase of premises and equipment, net	(2,820)	(3,046)	(1,864)
Proceeds from sales on assets	731	641	390
Cash paid for acquisitions and dispositions, net	(925)	—	(30,374)
Net cash flows from investing activities of discontinued operations	753	(1,272)	(5,000)
Net cash used in investing activities	(5,988)	(21,519)	(68,241)
Cash flows from financing activities:
Net (decrease) increase in deposits	21,791	(9,446)	25,955
Net (decrease) increase in federal funds purchased and securities
sold under agreement to repurchase	(1,511)	2,896	(5,985)
Payments on Federal Home Loan Bank advances	(12,098)	(1,097)	(2,107)
Proceeds from Federal Home Loan Bank advances	12,779	—	40,000
Payments on notes payable	(7,990)	(3,540)	(3,990)
Proceeds of notes payable	8,312	200	800
Common stock issued	393	55	249
Purchase of treasury stock	(1,683)	(564)	(1,177)
Dividends paid on common stock	(1,298)	(1,022)	(872)
Net cash provided by (used in) financing activities	18,695	(12,518)	52,873
Net change in cash and cash equivalents	16,151	(16,003)	(4,302)
Cash and cash equivalents at beginning of the year	18,590	34,593	38,895
Cash and cash equivalents at end of the year	$34,741	$18,590	$34,593

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years ended December 31, 2004, 2003, and 2002
(In thousands)

	2004	2003	2002
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$12,682	$13,596	$21,120
Income taxes	1,404	2,055	2,892
Noncash activities related to operations:
Assets acquired through foreclosure	2,243	549	1,250
Loans to facilitate the sale of real estate acquired through foreclosure	2,106	521	417
Noncash activities related to acquisitions and disposals:
Operating activities:
(Decrease) in other assets	$—	$(45)	$—
Investing activities:
(Decrease) increase in investments	—	—	(15,480)
Net (decrease) increase in loans receivable	—	—	(9,668)
(Decrease) increase in premises and equipment	—	(213)	(91)
Financing activities:
(Decrease) increase in deposits	—	—	(58,101)

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004, 2003 And 2002

(1)   Summary of Significant Accounting Policies

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies used in presenting the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries, Team Financial Acquisition Subsidiary, Inc., including TeamBank, N.A. and its subsidiaries, and Post Bancorp including Colorado National Bank.  All material inter-company transactions, profits, and balances are eliminated in consolidation. The consolidated financial statements do not include the accounts of our wholly owned statutory trust, Team Financial Capital Trust I (the “Trust”). In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46 R”), adopted in December 2003, the Trust qualifies as a special purpose entity that is not required to be consolidated in the financial statements of Team Financial, Inc. The Trust was formed in 2001 for the purpose of issuing $15.5 million of Trust Preferred Securities. The impact of deconsolidating the Trust at December 31, 2003 was reporting $16.0 million of subordinated debentures of Team Financial, Inc., payable to the Trust and a $480,000 investment in the Trust.

We continue to include the Trust Preferred Securities issued by the Trust in Tier I capital for regulatory capital purposes.

Financial Statement Presentation and Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting years. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to confirm with current year presentations.

Cash and Cash Equivalents

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

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

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 And 2002

A decline in the fair value of any security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

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

Certain mortgage loans are sold to permanent investors while we retain the right to service the loans. Service fees are recorded in income when earned. Capitalized servicing rights are recorded at the time the loan is sold, thereby increasing the gain on sale by such amount, and subsequently amortized over the period of the estimated future net servicing income of the underlying financial assets. Any remaining unamortized amount is charged to expense if the related loan is repaid prior to maturity.

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

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 And 2002

financial position. Included as impaired loans are all loans contractually delinquent 90 days or more and all loans upon which accrual of interest has been suspended.

Management believes that the allowance for loan losses as of December 31, 2004 is adequate. However, additions to or recaptures from the allowances may be necessary based upon changes in economic conditions, borrower financial status, the regulatory environment, real estate values, and loan portfolio size and composition. As such, periodic provisions for estimated loan losses may vary from time to time.

Real Estate Owned

Real estate acquired through foreclosure is initially recorded at the lower of cost or fair value less estimated cost to sell. If fair value less cost to sell is less than amortized cost, a charge against the allowance for loan losses is recorded at property acquisition. Declines in property value subsequent to acquisition are charged to operations.

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

Goodwill and Other Intangible Assets

Goodwill resulting from the acquisition of bank branches and subsidiaries represents the excess of the purchase price over the fair value of the net assets acquired or net liabilities assumed. Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually. Intangible assets with estimated useful lives are amortized to their estimated residual values and reviewed for impairment.

Core deposit intangible assets resulting from the acquisition of bank branches and subsidiaries represent the fair value assigned to core deposits assumed. Core deposit intangible assets are amortized using the straight-line method over periods ranging from seven to fifteen years.

Agency expiration intangible asset resulting from the acquisition of an insurance agency represents the fair value assigned to the existing customer list of the insurance agency acquired. Agency expiration intangible assets are amortized using a straight-line basis over a period of ten years. In February 2005, the insurance

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 And 2002

agency subsidiary was sold to an independent third party. Therefore, the agency expiration intangible asset is presented in assets of discontinued operations in the consolidated financial statements.

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

Insurance Agency Commissions

Insurance agency commissions are recorded as of the effective date of insurance coverage or the billing date, whichever is later. Contingent commissions and commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received, which is our first notification of amounts earned. Insurance agency commissions are included in net income (loss) from discontinued operations in the consolidated financial statements.

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

Stock Incentive Plan

We follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB25”) and related interpretations in accounting for our employee stock options. The exercise price of certain of the stock options granted equals the market price of the underlying stock options on the date of grant, and therefore, no compensation expense is recorded. Certain other stock options granted have contingent vesting schedules based on various performance goals and therefore expense is recorded for the excess of the fair value at the date of vesting over the exercise price. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“FAS123”) included in footnote 13 of the Notes to the Consolidated Financial Statements.

Income per Share

Basic income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 And 2002

converted into common stock. The shares used in the calculation of basic and diluted income per share are shown below:

	December 31,
	2004	2003	2002
Basic weighted average common shares outstanding	4,060,587	4,095,903	4,145,820
Stock options	34,127	35,478	19,580
Diluted weighted average common shares outstanding	4,094,714	4,131,381	4,165,400

Recent Accounting Developments

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payments, (“SFAS 123R”). This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share based payments with employees except for equity instruments held by employee share ownership plans. SFAS 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employee, (“APB 25”) and is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005.  We have historically applied APB 25 to account for stock compensation plans. The adoption of SFAS 123R will result in higher salaries and employee benefits expense in future periods.

On September 30, 2004 the FASB issued a final FASB Staff Position, FSP EITF Issue 03-1-1, that delays the effective date for the measurement and recognition guidance included in EITF Issue 03-1, The Meaning of Other-than-temporary Impairment and Its Application to Certain Investments, (“EITF 03-1”). Originally, this statement was effective for reporting periods beginning after June 15, 2004 and provided guidance on when to record a loss in the statement of operations and when additional information needed to be disclosed on unrealized losses. Other components of EITF 03-1 regarding quantitative and qualitative information was required to be presented in the financial statements effective for fiscal years ending after December 15, 2003 and was not deferred by the FASB’s Staff Position. This portion of EITF 03-1 was adopted in December 2003 and the required disclosures are included in footnote 3 in the Notes to Consolidated Financial Statements. The adoption of the measurement and recognition guidance, once finalized, are not anticipated to have a material impact on the financial position and results of operations but the extent of any impact is not determinable at this time.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, (“SOP 03-3”). SOP 03-3 addresses the accounting for certain acquired loans or debt securities, including those acquired in a purchase business combination, that have experienced a deterioration of credit quality between the loan origination date that the date the loans is acquired by an investor, and for which it is probable that at acquisition the investor will be unable to collect all contractually required payments on the loan. Loans within the scope of this SOP that are acquired should be recognized initially at the present value of amounts expected to be received and no allowance for loan losses should be carried over related to these

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 And 2002

loans at acquisition. SOP 03-3 prohibits displaying accretable yield and nonaccretable differences in the balance sheet. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. We adopted SOP 03-3 on January 1, 2005. The adoption of SOP 03-3 is not expected to have a material impact on the financial position or results of operations.

(2)   Discontinued Operations

On February 25, 2005, we completed the sale of our insurance agency subsidiary, Team Insurance Group, Inc. We sold all the issued and outstanding shares of the insurance agency subsidiary to an unaffiliated third party for total cash consideration of approximately $7,000,000. We purchased Team Insurance Group, Inc. in December of 2002. The purchase price consisted of cash at closing of $5,000,000. In addition, additional contingent payments were required if minimum revenue levels were achieved in 2004 and 2003. Such levels were achieved and, as a result, additional payments of $925,000 were made in 2004 and 2005. The 2005 payment was included in accrued liabilities of continuing operations at December 31, 2004.

As a result of the sale, the operations related to the insurance agency subsidiary are presented as discontinued operations in the consolidated financial statements and notes to the consolidated financial statements. The investment in the subsidiary at December 31, 2004 exceeded the selling price and, as a result, the carrying value of the subsidiary’s goodwill was reduced by $174,000 during the year ended December 31, 2004.

The following table presents the net assets of Team Insurance Group, Inc. as of December 31, 2004 and 2003.

	2004	2003
	(In thousands)
Cash	$1,033	$212
Investments	—	1,022
Premises and equipment, net	571	411
Goodwill	5,514	3,838
Intangible assets, net of accumulated amortization	1,039	1,328
Other assets	125	6,384
Accrued expenses and other liabilities	(1,282)	(7,632)
Total net assets	$7,000	$5,563

Included in intangible assets of discontinued operations at December 31, 2003 was a non-compete agreement between an employee of Team Insurance Group, Inc. and Team Financial, Inc. of approximately $159,000. Amortization expense was recognized during the year ended 2004 of approximately $40,000, bringing the net book value of the non-compete agreement to approximately $119,000. However, as a result of the sale of the insurance agency, the non-compete agreement was written-off at December 31, 2004.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 And 2002

Summarized results of operations of the insurance agency for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(In thousands)
Insurance agency commissions	$4,153	$4,454	$324
Other income	193	229	2
Total income	4,346	4,683	326
Salary and employee benefits	3,092	2,864	232
Occupancy and equipment	338	274	29
Professional fees	90	53	5
Marketing	126	161	15
Supplies	39	58	3
Intangible asset amortization	170	175	—
Goodwill impairment	174	—	—
Intangible asset write-off	119	—	—
Other	455	498	44
Total expenses	4,603	4,083	328
Net income (loss) from discontinued operations before income taxes	(257)	600	(2)
Income tax expense (benefit)	(39)	250	1
Net income (loss) from discontinued operations, net of tax	$(218)	$350	$(3)

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

(3)   Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities are presented below:

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair value
	(In thousands)
Available for sale:
Debt securities:
U.S. Agency securities	$56,401	$270	$(472)	$56,199
Mortgage-backed securities	88,039	1,062	(435)	88,666
Nontaxable municipal securities	30,442	863	(73)	31,232
Taxable municipal securities	971	73	—	1,044
Other debt securities	6,057	139	—	6,196
Total debt securities	181,910	2,407	(980)	183,337
Equity securities	8,459	53	(7)	8,505
Total available for sale securities	$190,369	$2,460	$(987)	$191,842

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair value
	(In thousands)
Available for sale:
Debt securities:
U.S. Agency securities	$77,234	$911	$(336)	$77,809
Mortgage-backed securities	91,411	1,629	(352)	92,688
Nontaxable municipal securities	31,352	889	(156)	32,085
Taxable municipal securities	1,002	79	—	1,081
Other debt securities	7,106	194	(3)	7,297
Total debt securities	208,105	3,702	(847)	210,960
Equity securities	9,250	36	(16)	9,270
Total available for sale securities	$217,355	$3,738	$(863)	$220,230

Equity securities consist primarily of Federal Home Loan Bank and Federal Reserve Bank stock.

Gross realized gains and losses on sale of investment securities available for sale are summarized as follows:

	Year ended December 31
	2004	2003	2002
	(In thousands)
Gain on sales of investment securities available for sale	$12	$300	$72
Loss on sales of investment securities available for sale	62	6	—
Net gain (loss) on sales of investment securities available for sale	$(50)	$294	$72
Proceeds from the sale of investment securities available for sale	$8,593	$5,686	$9,239

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

Information on temporarily impaired securities at December 31, 2004, segregated by those investments that have been in continuous unrealized loss position for less than 12 months and those investments that have been in continuous unrealized loss position for 12 months or longer, is summarized as follows:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Description of securities
Debt securities:
U. S. Agency securities	$28,312	$(305)	$6,133	$(167)	$34,445	$(472)
Mortgage-backed securities	35,978	(362)	4,257	(73)	40,235	(435)
Nontaxable municipal securities	3,083	(35)	1,507	(38)	4,590	(73)
Total debt securities	67,373	(702)	11,897	(278)	79,270	(980)
Equity securities	4	—	10	(7)	14	(7)
Total temporarily impaired securities	$67,377	$(702)	$11,907	$(285)	$79,284	$(987)

The table above represents 115 investment securities where the current fair value is less than the related amortized cost. The unrealized losses on these temporarily impaired securities are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and changes in the level of prepayments for mortgage-back securities. These unrealized losses are considered temporary based on our ability and intent to hold until values recover.

Contractual maturities of investment securities classified as available-for-sale are listed in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2004		December 31, 2003
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)		(In thousands)
Available-for-sale:
Due less than one year	$4,861	$4,901	$11,491	$11,719
Due after one through five years	36,192	36,329	44,297	45,070
Due after five through ten years	29,547	30,195	30,878	31,488
Due after ten years	111,310	111,912	121,483	122,683
Equity investments	8,459	8,505	9,250	9,270
	$190,369	$191,842	$217,399	$220,230

At December 31, 2004, securities with amortized cost of approximately $161,723,000 and fair value of approximately $162,677,000 were pledged as collateral to creditors, collateral for repurchase agreements, collateral for public funds on deposits and for other purposes as required by law. At December 31, 2003 securities with amortized cost of approximately $173,912,000 and fair value of approximately $176,380,000 were pledged.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

(4)   Loans

Major classifications of loans at December 31, 2004 and 2003 are as follows:

	2004		2003
		Percent of		Percent of
	Total	Total Loans	Total	Total Loans
Loans receivable:
Loans secured by real estate:
One to four family	$87,633	23.1%	93,711	26.9%
Construction and land development	49,388	13.0	43,748	12.6
Nonfarm, nonresidential	122,007	32.2	103,568	29.8
Farmland	13,480	3.6	11,983	3.4
Multifamily	4,301	1.1	3,178	0.9
Commercial and industrial	67,970	18.0	56,716	16.3
Agricultural	14,919	3.9	14,018	4.0
Installment loans	13,691	3.6	15,566	4.5
Obligations of state and
political subdivision	4,370	1.2	4,578	1.3
Lease financing receivables	1,802	0.5	1,675	0.5
Gross loans	379,561	100.2	348,741	100.2
Less unearned fees	790	0.2	646	0.2
Total loans receivable	$378,771	100.0%	348,095	100.0%

Included in one-to-four family real estate loans are mortgage loans held for sale of approximately $3,107,000 and $1,148,000 at December 31, 2004 and 2003, respectively.

A summary of non-performing assets is as follows:

	December 31
	2004	2003
	(In thousands)
Non-performing assets:
Non-accrual loans:
Real estate loans	$710	$4,464
Commercial, industrial, and agricultural	308	890
Installment loans	263	106
Lease financing receivables	—	21
Total non-accrual loans	1,281	5,481
Loans past due 90 days or more still accruing:
Real estate loans	40	400
Commercial, industrial, and agricultural	344	223
Installment loans	36	18
Total past due 90 days or more still accruing	420	641
Restructured loans	1,053	1,138
Total non-performing loans	2,754	7,260
Assets acquired through foreclosure	408	1,117
Total non-performing assets	$3,162	$8,377

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

An analysis of impaired loans is summarized as follows:

	Accrual status		Non-accrual status		Total impaired loans
	Specific			Specific		Specific
	Principal	Allowances	Principal	Allowances	Principal	Allowances
	(In thousands)
December 31, 2004	$420	$—	$1,281	$262	$1,701	$262
December 31, 2003	641	435	5,481	1,048	6,122	1,483

Average investment in impaired loans was $4,008,000 and $6,683,000 during the years ended December 31, 2004 and 2003, respectively.

Activity related to loans made to our directors and executive officers during 2004 is presented below. Such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateralization (in thousands):

Loans to executive officers and directors at January 1, 2004	$902
Additions	432
Amounts collected	(242)
Balance at December 31, 2004	$1,092

Our primary market areas in Kansas are Miami County, Allen County, Franklin County, Labette County, Johnson County and surrounding counties. The primary market areas in Nebraska are Washington County, and Sarpy County. The primary market areas in Colorado are El Paso County and Teller County along the front range of the Colorado Rocky Mountains and in Missouri the primary market areas are Vernon County and Barton County. The majority of the loans made by our subsidiary banks are within these primary market areas.

(5)   Mortgage Banking Activities

We service first mortgage loans for secondary investors. Escrow balances are held on deposit for first mortgage loans serviced in our subsidiary banks. The aggregate first mortgage loans serviced and escrow balances held are as follows:

	December 31
	2004	2003
	(In thousands)
Mortgage loans serviced	$106,371	$127,700
Escrow deposits	522	553

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

Included in gain on sales of mortgage loans are capitalized mortgage servicing rights. A summary of the net mortgage servicing rights, which are included in intangible assets for the years ended December 31, 2004, 2003, and 2002 is as follows:

	December 31
	2004	2003	2002
	(In thousands)
Balance January 1	$656	$637	$759
Mortgage servicing rights capitalized during the year	80	288	660
Amortization	(222)	(510)	(541)
Valuation adjustment (impairment)	—	241	(241)
Balance December 31	$514	$656	$637

Service fees earned, included in other income, were approximately $ 290,000 for the year ended December 31, 2004 and approximately $329,000 for the years ended December 31, 2003 and 2002.

(6)   Allowance for Loan Losses

A summary of the allowances for loan losses for the years ended December 31, 2004, 2003, and 2002 is as follows:

	December 31
	2004	2003	2002
	(In thousands)
Balance, beginning of year	$4,506	$4,611	$4,392
Provision for loan losses	1,465	1,790	1,434
Charge-offs	(1,306)	(2,247)	(1,575)
Recoveries	233	352	360
Balance, end of year	$4,898	$4,506	$4,611

(7)   Premises and Equipment, Net

Major classifications of bank premises and equipment at December 31, 2004 and 2003 for continuing operations are summarized as follows:

	December 31
	2004	2003
	(In thousands)
Land	$3,020	$3,020
Bank premises	12,450	11,851
Furniture, fixtures, and equipment	11,591	10,304
	27,061	25,175
Less accumulated depreciation	11,744	11,454
	$15,317	$13,721

Depreciation expense from continuing operations aggregating $1,194,000, $1,083,000, and $908,000 for the years ended December 31, 2004, 2003, and 2002, respectively, has been included in occupancy and equipment expense in the accompanying consolidated statements of operations.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

Space in certain facilities is rented under operating leases extending to 2007. Rent expense for continuing operations related to the leases was approximately $107,000 during 2004, 2003 and 2002. Following is a summary of future minimum lease payments for years following December 31, 2004 (amounts in thousands):

2005	$106
2006	88
2007	84
Thereafter	—
$278

(8)   Goodwill and Intangible Assets

The following table presents the original cost and accumulated amortization of intangible assets of continuing operations.

	December 31
	2004		2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)		(In thousands)
Core deposit intangible	$6,400	$3,103	$6,400	$2,626
Noncompete agreements	150	150	150	78
Mortgage servicing rights	2,420	1,906	2,340	1,684
Total intangible assets	$8,970	$5,159	$8,890	$4,388

Amortization expense of continuing operations for the years ended December 31, 2004, 2003 and 2002 was $798,000, $823,000 and $1,073,000, respectively.

Expected amortization expense of continuing operations for intangible assets that will continue to be amortized under SFAS 142, amended by SFAS 147, is as follows:

	Estimated amortization expense
	Core Deposit	Mortgage
	Intangible	Servicing Rights	Total
	(In thousands)
Year ending December 31, 2005	$475	$81	$556
Year ending December 31, 2006	475	81	556
Year ending December 31, 2007	475	81	556
Year ending December 31, 2008	391	81	472
Year ending December 31, 2009	383	81	464

Goodwill associated with continuing operations was $10,700,000 at December 31, 2004 and December 31, 2003. There was no impairment of goodwill associated with continuing operations recorded for the years ended December 31, 2003 and 2002. See additional information in footnote 2, Discontinued Operations, for goodwill associated with discontinued operations.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

(9)   Deposit Accounts

Deposits are summarized as follows:

	December 31
	2004	2003
	(In thousands)
Demand:
Noninterest bearing	$71,598	$62,386
Interest bearing:
NOW	112,052	103,062
Money market	49,931	47,804
	161,983	150,866
Total demand	233,581	213,252
Savings	32,749	32,715
Time	201,620	200,192
Total deposits	$467,950	$446,159
Time deposits of $100,000 and over	$52,785	$56,433

Principal maturities of time deposits at December 31, 2004 are as follows:

Amount
(In thousands)
Year:
2005	$129,285
2006	47,932
2007	14,845
2008	5,798
2009	3,748
Thereafter	12
$201,620

(10)   Securities Sold under Agreements to Repurchase

Our obligation to repurchase securities sold at December 31, 2004 and 2003 aggregated approximately $5,669,000 and $7,180,000, respectively. Information concerning securities sold under agreements to repurchase is as follows:

	December 31
	2004	2003
	(Dollars in thousands)
Average monthly balance during the year	$10,481	$5,111
Average interest rate during the year	1.36%	0.82%
Maximum month-end balance during the year	$22,416	$7,180

At December 31, 2004, such agreements were secured by investment securities.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

(11)   Advances from the Federal Home Loan Bank, Notes Payable and Other Borrowings

Following is a summary of the advances from the Federal Home Loan Bank, notes payable and other borrowings at December 31:

	2004	2003
	(In thousands)
Borrowing under a line of credit, interest floating at 2.00% over one month LIBOR (4.28% and 3.12% at December 31, 2004 and 2003); due June 30, 2005; secured by common stock of subsidiary banks; maximum credit limit as of December 31, 2004 was $6,000,000	$3,400	$550
Note payable, interest floating at 2% over one month LIBOR (3.12%) at December 31, 2003.	—	2,550
Other borrowings	144	132
Federal Home Loan Bank borrowings at interest rates ranging from 2.62% to 7.09%; maturities ranging from 2005 to 2019; secured by real estate loans, investments securities, and Federal Home Loan Bank stock	111,915	111,234
	$115,459	$114,466

As of December 31, 2004, we had $3,400,000 outstanding on the $6,000,000 line of credit with an available balance of $2,600,000. Interest of .1875% is payable on the unused line of credit amounts. During 2004 the term note payable was terminated and combined into the line of credit.

Our subsidiary banks maintain lines of credit with the Federal Home Loan Bank of Topeka approximating $147,825,000. As of December 31, 2004, our subsidiary banks had $111,915,000 outstanding on the lines of credit and $33,400,000 of outstanding letters of credit, leaving available borrowings of approximately $2,510,000.

The Federal Home Loan Bank borrowings at December 31, 2004 consisted of $4,415,000 in fixed rate advances with interest ranging from 2.62%-7.09%, maturing in 2005 through 2019, $22,500,000 in variable rate advances with interest ranging from 3.52% to 6.15%, repricing monthly to the one month short-term advance rate as determined by the Federal Home Loan Bank, maturing in 2005 through 2014 and $85,000,000 in fixed rate advances convertible to floating rate if LIBOR increases to a range of 6.0% to 7.50%, interest ranging from 3.66% to 4.21%, maturing in 2007 through 2012.

Principal maturities on advances from the Federal Home Loan Bank, notes payable and other borrowings at December 31, 2004 were as follows:

Amount
(In thousands)
Year:
2005	$9,164
2006	3,000
2007	10,000
2008	—
2009	5,000
Thereafter	88,295
$115,459

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

(12)   Subordinated Debentures

On August 10, 2001, Team Financial Capital Trust I (the Trust), a Delaware business trust formed by Team Financial, Inc., completed the sale of $15.5 million 9.50% Cumulative Trust Preferred Securities. The Trust used the net proceeds from the offering to purchase a like amount of Team Financial, Inc.’s 9.50% subordinated debentures. The debentures, maturing August 10, 2031, are the sole assets of the Trust. In exchange for the capital contribution made to the Trust by Team Financial, Inc. upon formation, Team Financial, Inc. owns all of the common securities of the Trust.

In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46 R), adopted in December 2003, the Trust qualifies as a special purpose entity that is not required to be consolidated in the financial statements of Team Financial, Inc. The $15.5 million Trust Preferred Securities issued by the Trust will remain on the records of the Trust.

We continue to include the Trust Preferred Securities issued by the Trust in Tier I capital for regulatory capital purposes.

Total expenses associated with offering the preferred securities of the Trust, paid by Team Financial, Inc., approximated $1.0 million and are reflected in Team Financial Inc.’s financial statements. The costs are included in “Other Assets” and are being amortized on a straight-line basis to interest expense over the life of the debentures.

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

(13)   Employee Benefit Plans

Eligible employees participate in an employee stock ownership plan (ESOP). ESOP contributions charged to salaries and benefits expense were approximately $365,000 in 2004, $441,400 in 2003, and $375,000 in 2002. The 2004 contribution consisted of 30,500 shares of common stock with a fair value of $11.95 per share. The 2003 contribution consisted of 33,000 shares of common stock with a fair value of $12.50 per share and 2,300 shares with fair value of $12.55. The 2002 contribution consisted of $170,000 in cash and 20,000 shares of common stock with fair value of $10.25 per share.

Employees have the opportunity to purchase our common stock pursuant to Section 423 of the Internal Revenue Code through the employee stock purchase plan. The price per share of the common stock under the plan is 85% of the fair market value of the stock at the commencement of each offering period. We issued 7,915 shares in January 2004 in exchange for cash of $66,882. We issued 4,678 and 5,565 shares in January 2003 and 2002, respectively, in exchange for cash of $33,000 and $33,100.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

Under various performance incentive programs, employees may be granted awards for their performance based on certain financial and growth targets determined by management. Bonus awards are at the discretion of the Compensation Committee and may consist of cash, common stock, or a combination thereof. We charged approximately $74,800, $46,500, and $551,600 to salaries and employee benefits expense as a result of this bonus program in 2004, 2003, and 2002, respectively.

Employees meeting certain conditions are eligible to participate in the Team Financial, Inc. 401(k) Savings Plan immediately upon their employment date. We match 50% of the first 6% of deferred compensation that employees contribute to the Plan. Team Financial, Inc.’s contributions vest ratably over five years. We recorded $186,400, $210,000, and $165,200 to salaries and employee benefits expense as a result of this program in 2004, 2003, and 2002, respectively.

Employees meeting certain conditions are eligible to participate in the Stock Incentive Plan (the Plan). The selection of participants will be solely within the discretion of the board of directors. The stock incentive awards authorized to be distributed under the Plan on a stand alone, combination, or tandem basis are (i) stock options, (ii) stock appreciation rights, (iii) other stock based awards. Pursuant to the Plan, 470,000 shares of Team Financial, Inc. common stock are reserved for issuance under the stock option components of the Plan. We charged approximately $15,000, $125,600 and $136,900 to compensation expense during 2004, 2003 and 2002, respectively, in connection with stock options to acquire shares of common stock granted at exercise prices below market value.

The following table presents option activity for the years ended at December 31, 2004, 2003 and 2002:

		Weighted Average
	Number	Exercise Price
Options outstanding at December 31, 2001	172,850	$7.96
Options awarded	57,950	9.03
Options exercised	(2,500)	6.63
Options outstanding at December 31, 2002	228,300	8.25
Options awarded	49,750	10.79
Options exercised	(2,750)	7.86
Options outstanding at December 31, 2003	275,300	8.71
Options awarded	39,750	12.33
Options exercised	(39,200)	8.33
Options forfeited	(21,300)	8.8
Options outstanding at December 31, 2004	254,550	$9.33
Options vested at December 31, 2004	214,700	$8.86

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

The following table summarizes information about the plan’s stock options at December 31, 2004:

Options Outstanding			Options Vested
		Weighted Average	Weighted		Weighted
Range of Excersice	Number	Remaining	Average	Number	Average
Price	Outstanding	Contractual Life (years)	Exercise Price	Vested	Exercise Price
$ 6.50 - 6.75	50,250	6.00	$6.625	50,250	$6.625
8.25 - 8.50	35,850	7.00	8.320	35,850	8.320
8.75 - 9.00	70,000	5.00	8.940	70,000	8.940
10.00 - 10.25	43,950	8.00	10.100	35,550	10.100
12.25 - 12.50	54,500	9.28	12.352	23,050	12.410
$ 6.50 - 12.50	254,550	6.92	9.326	214,700	$8.859

We apply Accounting Principals Board (APB) Opinion No. 25 and related interpretations in accounting for the Stock Incentive Plan. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of our stock at the date of grant over the amount the employee must pay to acquire the stock. Had compensation costs for the stock option components of the Plan been determined based upon the fair value at the date of grant consistent with SFAS No. 123, Accounting For Stock Based Compensation, our net income and earnings per share would have been reported as the pro forma amounts indicated below:

	Year ended December 31
	2004	2003	2002
	(Dollars in thousands, except per share data)
Net income:
As reported	$3,578	$3,792	$4,706
Stock-based compensation expense included in reported net income, net of tax	10	83	90
Compensation expense determined under fair value, net of tax	(98)	(188)	(169)
Pro forma	$3,490	$3,687	$4,627
Basic earnings per share:
As reported	$0.88	$0.93	$1.14
Pro forma	0.86	0.90	1.12
Diluted earnings per share:
As reported	$0.87	$0.92	$1.13
Pro forma	0.85	0.89	1.11
Shares applicable to basic earnings per share	4,060,587	4,095,903	4,145,820
Shares applicable to diluted earnings per share	4,094,714	4,131,381	4,165,400

The fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions; risk free interest rate of 4.23% for 2004, 4.26% for 2003, and 3.82% for 2002; an expected life of 10 years; expected volatility of stock price of 16.14% for 2004, 15.93% for 2003, and 15.33% for 2002; and expected dividends of 2.69% per year for 2004, 2.45% for

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

2002, and 1.16% for 2002. The weighted average of the estimated fair value of the options granted in 2004, 2003 and 2002 was $2.60, $2.70 and $2.48, respectively.

In July of 2001, the board of directors approved a nonqualified salary continuation plan for executive officers and certain other officers whereby the officer will receive monthly benefits for ten years commencing with the month after retirement. The monthly benefits accrue based upon a stated percentage ranging from 25% to 65% of the average of the highest of the participant’s salary for any three years. In the event of death of certain participants, the plan provides a continuing benefit to the spouse based on a vesting schedule defined by a percentage of the participant’s age. The subsidiary banks charged $285,500, $246,600 and $228,200 to salary and employee benefits expense for 2004, 2003 and 2002, respectively, as a result of this program. In connection with the plan, we have recorded a liability of $837,700 and $552,200 at December 31, 2004 and 2003, respectively.

In January of 2002, the board of directors approved a nonqualified deferred compensation plan for executive officers and certain other bank officers whereby the officer may defer a stated percentage of salary ranging from 2% of compensation to 10% of compensation. The deferral amounts are matched by us based on a stated percentage ranging from 15% to 25%. We accrue interest on the deferred amounts based on a modified return on equity calculation, which includes the return on equity of TeamBank N.A, net of core deposit intangible asset amortization. We charged $31,200 during 2004, $22,600 during 2003 and $24,000 during 2002 to salary and employee benefits expense as a result of this program. A liability of $285,100 and $195,700 was recorded at December 31, 2004 and 2003, respectively, associated with this plan.

(14)   Income Taxes

Total income tax expense for 2004, 2003, and 2002 was allocated as follows:

	2004	2003	2002
	(In thousands)
Income from continuing operations	$222	$958	$2,418
Income (loss) from discontinued operations	(39)	250	1
Other comprehensive income	(477)	(1,070)	1,646
Total	$(294)	$138	$4,065

Income tax expense (benefit) attributable to income from continuing operations for 2004, 2003, and 2002 consists of the following:

	2004	2003	2002
	(In thousands)
Current	$608	$1,291	$2,237
Deferred	(386)	(333)	181
Total	$222	$958	$2,418

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

Following is a reconciliation between income tax expense attributable to income from continuing operations and the amount computed by multiplying earnings before income taxes by the statutory federal income tax rate of 34%:

	2004	2003	2002
	(In thousands)
Expected federal income tax expense	$1,366	$1,496	$2,423
Interest on obligations of state and political subdivisions	(516)	(508)	(479)
State income taxes, net of federal tax benefit	125	138	272
Cash value increase of bank owned life insurance, net of premiums paid	(242)	(271)	(317)
Goodwill	—	—	449
Income tax benefit on dividends paid to ESOP	(109)	(87)	(80)
Reduction of estimated income tax accrual	(453)	—	—
Other	51	190	150
Income tax expense attributable to income from continuing operations	$222	$958	$2,418

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities of continuing operations at December 31, 2004 and 2003 are presented below:

	2004	2003
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,665	$1,532
Acquired net operating loss carryforwards	—	—
Deferred compensation	437	311
Self insurance accrual	148	139
Other	113	40
State taxes, net	42	11
Deferred tax assets from discontinuing operations	171	64
Total gross deferred tax assets	2,576	2,097
Deferred liabilities:
Dividends from real estate investment trust	202	404
Net unrealized gain on securities available for sale	501	978
Mortgage servicing rights	175	223
Premises and equipment	1,029	839
Core deposit intangible asset	97	130
FHLB stock	259	177
Other	36	39
Deferred tax liabilities from discontinuing operations	535	535
Total gross deferred tax liabilities	2,834	3,325
Net deferred tax liability	$(258)	$(1,228)

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

During 2000, we began recapturing our tax bad debt reserves of approximately $1,230,000 that had previously been established under Internal Revenue Code Section 585. A portion of this amount has been included in taxable income in each of the four years since 2000 according to the appropriate provisions of the Code.

Management has considered the need for a valuation allowance for deferred tax assets and has determined that, based upon the historical and anticipated operations, realization of the deferred tax assets is more likely than not and a valuation allowance was not necessary at December 31, 2004, 2003 or 2002.

We had deferred income for tax purposes related to our investment in a Real Estate Investment Trust because of a different tax year for a subsidiary entity. As a result of a new regulation promulgated by the Treasury Department in 2002, income of $606,000 will be included in taxable income ratably over a four-year period beginning in 2002. As a result of this change in tax law, we have deferred income taxes payable of $202,000 as of December 31, 2004, which will be paid during 2005.

(15)   Fair Value of Financial Instruments

Fair value of financial instruments at December 31, 2004 and 2003, including methods and assumptions utilized, are set forth below:

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$35,000	$35,000	$19,000	$19,000
Accrued interest receivable	4,000	4,000	4,000	4,000
Investment securities	192,000	192,000	220,000	220,000
Loans, net of unearned discounts and allowance for loan losses	374,000	373,000	344,000	346,000
Demand deposits	$72,000	$72,000	$62,000	$62,000
Money market and NOW deposits	161,000	161,000	151,000	151,000
Savings deposits	33,000	33,000	33,000	33,000
Time deposits	202,000	200,000	200,000	202,000
Total deposits	$468,000	$466,000	$446,000	$448,000
Accrued interest payable	$1,000	$1,000	$1,000	$1,000
Notes payable and FHLB advances	115,000	114,000	114,000	114,000
Subordinated debentures	16,000	17,000	16,000	18,000

Methods and assumptions

The estimated fair value of cash and cash equivalents has no stated maturity and is equal to the carrying value.

The estimated fair value of accrued interest receivable has no stated maturity and is equal to the carrying value.

The estimated fair value of investment securities is based on quoted market prices or bid quotations received from securities dealers.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

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

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

(16) Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below for Team Financial Inc. and our subsidiary banks) of total risk-based and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2004 and 2003, that the banks and Team Financial Inc. met all applicable capital adequacy requirements.

					To be well capitalized under
	Actual		For capital adequacy purposes		prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2004:
Team Financial, Inc.:
Risk-based capital (to risk weighted assets)	$51,755	11.81%	$35,049	8.00%
Tier 1 capital (to risk weighted assets)	46,857	10.70%	17,524	4.00%
Tier 1 capital (to average assets)	46,857	7.43%	25,213	4.00%
TeamBank, N.A.:
Risk-based capital (to risk weighted assets)	$43,861	11.56%	$30,363	8.00%	$37,953	10.00%
Tier 1 capital (to risk weighted assets)	39,540	10.42%	15,181	4.00%	22,772	6.00%
Tier 1 capital (to average assets)	39,540	7.38%	21,438	4.00%	26,797	5.00%
Colorado National Bank:
Risk-based capital (to risk weighted assets)	$8,756	15.39%	$4,553	8.00%	$5,691	10.00%
Tier 1 capital (to risk weighted assets)	8,179	14.37%	2,276	4.00%	3,414	6.00%
Tier 1 capital (to average assets)	8,179	8.83%	3,704	4.00%	4,630	5.00%

					To be well capitalized
	Actual		For capital adequacy purposes		under prompt corrective action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2003
Team Financial, Inc.:
Risk-based capital (to risk weighted assets)	$50,826	12.16%	$33,442	8.00%
Tier 1 capital (to risk weighted assets)	46,320	11.08%	16,721	4.00%
Tier 1 capital (to average assets)	46,320	7.46%	24,829	4.00%
TeamBank, N.A.:
Risk-based capital (to risk weighted assets)	$43,535	11.96%	$29,118	8.00%	$36,397	10.00%
Tier 1 capital (to risk weighted assets)	39,557	10.87%	14,559	4.00%	21,838	6.00%
Tier 1 capital (to average assets)	39,557	7.53%	21,005	4.00%	26,256	5.00%
Colorado National Bank:
Risk-based capital (to risk weighted assets)	$8,707	16.72%	$4,166	8.00%	$5,208	10.00%
Tier 1 capital (to risk weighted assets)	8,179	15.71%	2,083	4.00%	3,125	6.00%
Tier 1 capital (to average assets)	8,179	8.74%	3,742	4.00%	4,677	5.00%

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

(17) Mergers, Acquisitions and Dispositions

On February 25, 2005, we sold all of our interest in Team Insurance Group, Inc. to an unaffiliated third party for $7,000,000 in cash, plus or minus any adjustments to the closing balance sheet necessary to reflect the difference between the total equity of Team Insurance Group, Inc. as of December 31, 2004 and the purchase price. We acquired the insurance agency in 2002 for a total of $6,850,000 in the form of $5,000,000 of cash at closing and the balance of the cash consideration of $1,850,000 plus interest, paid in two annual contingent payments of $925,000 each. Our investment in Team Insurance Group, Inc. as of December 31, 2004 and February 25, 2005 was approximately $7,000,000. See footnote 2, Discontinued Operations, for further information on this disposition.

On May 5, 2003, we closed one of our banking locations in Omaha, Nebraska and recorded a $258,000 loss to terminate the building lease and dispose of the assets of the facility.

(18) Commitments, Contingencies and Off-Balance Sheet Risks

Team Financial, Inc. has commitments to extend credit to our customers of approximately $75,357,000 at December 31, 2004. Additionally, the contractual amount of standby letters of credit at December 31, 2004 was approximately $4,896,000. These commitments involve credit risk in excess of the amount stated in the consolidated balance sheet. Exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments.

Standby letters of credit are a conditional, but irrevocable form of guarantee issued to guarantee payment to a third party obligee upon default of payment by our customer. Standby letters of credit are initially issued for a period of one year, but can be extended depending on the customer’s needs. As of December 31, 2004, the maximum remaining term for any standby letter of credit was December 2008. Since the credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers, Team Financial, Inc. uses the same credit policies in evaluating the creditworthiness of the customer and determining the required collateral.

We entered into a contingent contract in connection with the acquisition of the insurance agency in 2002. Contingent upon insurance agency revenue benchmark of $4,000,000 each year ending 2003 and 2004, the previous owners will receive cash consideration of $1,850,000 plus interest. The cash consideration is payable in two annual contingent payments of $925,000 each beginning in 2004. Insurance revenues during 2003 met the $4,000,000 benchmark and therefore, the first annual payment of $925,000 plus interest was distributed in the first quarter of 2004. Insurance revenues during 2004 met the benchmark, and a payment of $925,000 plus interest was distributed in the first quarter of 2005. This payment was reflected on the Consolidated Statements of Financial Condition as an accrued liability at December 31, 2004.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

(19)   Parent Company Condensed Financial Statements

Condensed Statements of Financial Condition
(In thousands)

	December 31
	2004	2003
Assets
Cash and cash equivalents	$1,805	$1,382
Investment in subsidiaries	69,208	69,478
Other	1,913	2,262
Total assets	$72,926	$73,122
Liabilities and Stockholders’ Equity
Subordinated debentures	$16,005	$16,005
Other liabilities and notes payable	4,067	4,713
Stockholders’ equity	52,854	52,404
Total liabilities and stockholders’ equity	$72,926	$73,122

Condensed Statements of Operations
(In thousands)

	Years ended December 31
	2004	2003	2002
Income:
Dividends from subsidiaries	$4,261	$4,800	$7,066
Interest income	49	3	2
Other expense, net	(2,243)	(2,198)	(2,715)
Income before equity in undistributed earnings of subsidiaries	2,067	2,605	4,353
Increase (decrease) in undistributed equity of subsidiaries	667	358	(636)
Income before income tax benefit	2,734	2,963	3,717
Income tax benefit	844	829	989
Net income	$3,578	$3,792	$4,706

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

Condensed Statements of Cash Flows
(In thousands)

	Year ended December 31
	2004	2003	2002
Cash flows from operating activities:
Net income	$3,578	$3,792	$4,706
(Increase) decrease in undistributed equity of subsidiaries	(667)	(358)	636
Contribution of treasury stock to ESOP	365	441	205
Non-cash compensation expense	7	26	137
Other	(592)	1,815	(152)
Net cash provided by operating activities	2,691	5,716	5,532
Cash flows from investing activities:
Capital contributions to subsidiaries	—	—	(1,000)
Net cash used in investing activities	—	—	(1,000)
Cash flows from financing activities:
Proceeds from notes payable	2,877	200	800
Principal payments on notes payable	(2,565)	(3,540)	(3,990)
Purchase of treasury stock	(1,683)	(564)	(1,177)
Issuance of common stock	401	55	249
Dividends paid on common stock	(1,298)	(1,022)	(872)
Net cash used in financing activities	(2,268)	(4,871)	(4,990)
Net increase (decrease) in cash and cash equivalents	423	845	(458)
Cash and cash equivalents at beginning of the year	1,382	537	995
Cash and cash equivalents at end of the year	$1,805	$1,382	$537

The primary source of funds available to us is the payment of dividends by its subsidiaries. Subject to maintaining certain minimum regulatory capital requirements, regulations limit the amount of dividends that may be paid without prior approval of the subsidiaries’ regulatory agencies. At December 31, 2004, the subsidiaries could pay dividends of $586,000 without prior regulatory approval.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003 and 2002

(20)   Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results:

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
	(Dollars in thousands, except per share data)
Year ended 2004:
Interest income	$7,806	$7,953	$7,896	$8,321
Interest expense	3,130	3,083	3,121	3,257
Provision for loan losses	250	310	261	644
Net income from continuing operations	771	844	1,276	1,133
Net income (loss) from discontinued operations	57	(90)	(124)	(289)
Net income	828	754	1,152	844
Basic income per share from continuing operations	0.19	0.21	0.32	0.28
Diluted income per share from continuing operations	0.19	0.20	0.31	0.28
Basic income per share from discontinued operations	0.01	(0.02)	(0.03)	(0.07)
Diluted income per share from discontinued operations	0.01	(0.02)	(0.03)	(0.07)
Basic income per share	0.20	0.18	0.29	0.21
Diluted income per share	$0.20	$0.18	$0.28	$0.21
Year ended 2003:
Interest income	$8,212	$7,803	$7,712	$7,852
Interest expense	3,574	3,452	3,288	3,208
Provision for loan losses	345	142	832	471
Net income from continuing operations	876	920	893	731
Net income (loss) from discontinued operations	115	54	251	(48)
Net income	991	974	1,144	683
Basic income per share from continuing operations	0.21	0.22	0.22	0.18
Diluted income per share from continuing operations	0.21	0.22	0.22	0.18
Basic income per share from discontinued operations	0.03	0.01	0.06	(0.01)
Diluted income per share from discontinued operations	0.03	0.01	0.06	(0.01)
Basic income per share	0.24	0.24	0.28	0.17
Diluted income per share	$0.24	$0.24	$0.28	$0.16

Item 9.   Changes in and Disagreements with Accountants and Financial Disclosures

None

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, Team Financial Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities Exchange Commission’s rules and forms.

Change in Internal Controls

No changes in our internal controls over financial reporting have occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

None.

Item 10.   Directors and Executive Officers of the Registrant

The information required by this item will be included in our Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2004, under the caption “Election of Directors”, and is incorporated in this Annual Report by reference.

Item 11.   Executive Compensation

The information required by this item will be included in our Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2004, under the caption “Executive Compensation”, and is incorporated in this Annual Report by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included in our Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2004, under the caption “Stock Ownership”, and is incorporated in this Annual Report by reference.

Item 13.   Certain Relationships and Related Transactions

The information required by this item will be included in our Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2004, under the caption “Certain Transactions With Affiliates”, and is incorporated in this Annual Report by reference.

Item 14.   Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement with respect to our 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2004, under the caption “Principal Accountant Fees and Services”, and is incorporated in this Annual Report by reference.

Item 15.   Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements
		These documents are listed in the Index to Consolidated Financial Statements under Item 8.
	2.	Financial Statement Schedules
		All financial statement schedules required by Article 9 of Regulation S-X have been included in the Consolidated Financial Statements or are either not applicable or not significant.
	3.	Exhibits

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc.(1)
3.2	Amended Bylaws of Team Financial, Inc.(1)
4.1	Form of Indenture.(5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1).(5)
4.3	Certificate of Trust.(5)
4.4	Trust Agreement.(5)
4.5	Form of Amended and Restated Trust Agreement.(5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5).(5)
4.7	Form of Preferred Securities Guarantee Agreement.(5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5).(5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 1, 2004.(6)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 1, 2004.(6)
10.3	Employment Agreement between Team Financial, Inc. and Rick P. Bartley dated January 1, 2001.(5)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001.(5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company.(1)
10.7 - 10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary.(1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan.(1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999.(1)

10.14	Team Financial, Inc.—Employee Stock Purchase Plan.(1)
10.15	Revolving Credit Agreement between between Team Financial, Inc. and US Bank dated March 18, 2004.(7)
10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001.(1)

10.17	Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc.(2)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002.(3)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001.(3)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002.(3)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002.(3)
10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001.(3)
10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002.(3)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002.(3)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001.(3)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002.(3)
10.27	Deferred Compensation Agreement between TeamBank, N.A. and Rick P. Bartley dated February 1, 2002.(3)
10.28	Salary Continuation Agreement between TeamBank, N.A. and Rick P. Bartley dated July 1, 2001.(3)
10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs dated January 1, 2004.(7)
10.30	Stock Purchase Agreement dated February 7, 2005 between TeamBank N.A. and International Insurance Brokers, Ltd. LLC.(8)
11.1	Statement regarding Computation of per share earnings—see consolidated financial statements.
21	Subsidiaries of Team Financial, Inc.—see Item 1
23	Consent of KPMG LLP(8)
24	Power of attorney—see signature page

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

(1)          Filed with Registration Statement on Form S-1, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.

(2)          Filed with Form 8-K dated December 18, 2002 and incorporated herein by reference.

(3)          Filed with the Annual Report on Form 10-K for December 31, 2002, and incorporated herein by reference.

(4)          Filed with the quarterly report on Form 10-Q for the period ended September 30, 2000, and incorporated herein by reference.

(5)          Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, (Registration Statement No. 333-64934) and is incorporated herein by reference.

(6)          Filed with Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(7)          Filed with the quarterly report on Form 10-Q for the period ended March 31, 2004, and incorporated herein by reference.

(8)          Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paola, Kansas on March 30, 2005.

TEAM FINANCIAL INC.
By:
/s/ ROBERT J. WEATHERBIE
Robert J. Weatherbie,
Chairman and Chief Executive Officer
/s/ MICHAEL L. GIBSON
Michael L. Gibson,
President of Investments and Chief Financial Officer

POWER OF ATTORNEY

Each individual whose signature appears below hereby designates and appoints Robert J. Weatherbie and Michael L. Gibson, and each of them, as such person’s true and lawful attorneys-in-fact and agents (the Attorneys-in-Fact) with full power of substitution and resubstitution, for each person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, which amendments may make such changes in this Annual Report on Form 10-K as either Attorney-in-Fact deems appropriate and to file each such amendment with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such Attorneys-in-Fact and each of them, full power and authority to do and perform each and every act and think requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such Attorneys-in-Fact or either of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2005.

SIGNATURES

/s/ ROBERT J. WEATHERBIE	Director, Chairman and Chief Executive	March 30, 2005
Robert J. Weatherbie	Officer (Principal Executive Officer)
/s/ MICHAEL L. GIBSON	Director, President of Investments and	March 30, 2005
Michael L. Gibson	Chief Financial Officer
/s/ MONTIE K. TAYLOR	Director	March 30, 2005
Montie K. Taylor
/s/ R.G. (GARY) KILKENNY	Director	March 30, 2005
R.G. (Gary) Kilkenny
/s/ CAROLYN S. JACOBS	Director	March 30, 2005
Carolyn S. Jacobs
/s/ LLOYD BYERHOF	Director	March 30, 2005
Lloyd A. Byerhof
/s/ DENIS A. KURTENBACH	Director	March 30, 2005
Denis A. Kurtenbach
/s/ KEITH B. EDQUIST	Director	March 30, 2005
Keith B. Edquist
/s/ KENNETH L. SMITH	Director	March 30, 2005
Kenneth L. Smith

Exhibit Index

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc.(1)
3.2	Amended Bylaws of Team Financial, Inc.(1)
4.1	Form of Indenture.(5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1).(5)
4.3	Certificate of Trust.(5)
4.4	Trust Agreement.(5)
4.5	Form of Amended and Restated Trust Agreement.(5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5).(5)
4.7	Form of Preferred Securities Guarantee Agreement.(5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5).(5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 1, 2004.(6)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 1, 2004.(6)
10.3	Employment Agreement between Team Financial, Inc. and Rick P. Bartley dated January 1, 2001.(5)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001.(5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company.(1)
10.7 – 10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary.(1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan.(1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999.(1)
10.14	Team Financial, Inc.—Employee Stock Purchase Plan.(1)
10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004.(4)
10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001(1)

10.17	Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc.(2)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002.(3)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001.(3)

10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002.(3)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002.(3)
10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001.(3)
10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002.(3)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002.(3)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001.(3)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002.(3)
10.27	Deferred Compensation Agreement between TeamBank, N.A. and Rick P. Bartley dated February 1, 2002.(3)
10.28	Salary Continuation Agreement between TeamBank, N.A. and Rick P. Bartley dated July 1, 2001.(3)
10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs dated January 1, 2004.(7)
10.30	Stock Purchase Agreement dated February 7, 2005 between TeamBank N.A. and International Insurance Brokers, Ltd. LLC.(8)
11.1	Statement regarding Computation of per share earnings—see consolidated financial statements.
21	Subsidiaries of Team Financial, Inc.—see Item 1
23	Consent of KPMG LLP(8)
24	Power of attorney—see signature page
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

(1)          Filed with Registration Statement on Form S-1, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.

(2)          Filed with Form 8-K dated December 18, 2002 and incorporated herein by reference.

(3)          Filed with Annual Report on Form 10-K for December 31, 2002, and incorporated herein by reference.

(4)          Filed with quarterly report on Form 10-Q for the period ended September 30, 2000, and incorporated herein by reference.

(5)          Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, (Registration Statement No. 333-64934) and is incorporated herein by reference.

(6)          Filed with Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(7)          Filed with quarterly report on Form 10-Q for the period ended March 31, 2004, and incorporated herein by reference.

(8)          Filed herewith.