Form 10-Q
period 2005-03-31
TEAM FINANCIAL INC /KS
filed 2005-05-13
CIK 1082484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

There were 4,039,095 shares of the Registrant’s common stock, no par value, outstanding as of May 6, 2005.

Part I. Financial Information

Item 1.	Financial Statements

Unaudited Consolidated Statements of Financial Condition as of March 31, 2005 and December 31, 2004

Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004

Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2005 and 2004

Unaudited Consolidated Statements of Changes In Stockholders’ Equity for the Three Months Ended March 31, 2005

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004

Notes to Unaudited Consolidated Financial Statements

Item 2.

Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signature Page

Exhibit 10.1	Employment Agreement Between Team Financial, Inc. and Robert J. Weatherbie dated December 28, 2004

Exhibit 10.2	Employment Agreement Between Team Financial, Inc. and Michael L. Gibson dated January 13, 2005

Exhibit 10.29	Employment Agreement Between TeamBank N.A. and Carolyn S. Jacobs dated January 13, 2005

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Financial Condition

(In thousands)

	March 31, 2005	December 31, 2004
Assets
Cash and due from banks	$12,379	$13,718
Interest bearing bank deposits	4,748	21,023
Cash and cash equivalents	17,127	34,741

Investment securities:
Available for sale, at fair value (amortized cost of $197,384 and $190,369 at March 31, 2005 and December 31, 2004, respectively)	196,204	191,842
Total investment securities	196,204	191,842

Loans receivable, net of unearned fees	388,711	378,771
Allowance for loan losses	(5,028)	(4,898)
Net loans receivable	383,683	373,873

Accrued interest receivable	4,031	3,819
Premises and equipment, net	15,072	15,317
Assets acquired through foreclosure	688	408
Goodwill	10,700	10,700
Intangible assets, net of accumulated amortization	3,659	3,811
Bank owned life insurance	18,638	18,460
Other assets	2,670	2,830
Assets of discontinued operations	—	8,282

Total assets	$652,472	$664,083

Liabilities and Stockholders’ Equity
Deposits:
Checking deposits	$165,826	$183,650
Savings deposits	34,213	32,749
Money market deposits	50,635	49,931
Certificates of deposit	210,192	201,620
Total deposits	460,866	467,950
Federal Funds purchased and securities sold under agreements to repurchase	6,826	5,669
Federal Home Loan Bank advances	111,905	111,915
Notes payable and other borrowings	1,601	3,544
Subordinated debentures	16,005	16,005
Accrued expenses and other liabilities	3,445	4,864
Liabilities of discontinued operations	—	1,282

Total liabilities	600,648	611,229

Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 4,499,470 and 4,496,753 shares issued; 4,039,095 and 4,034,178 shares outstanding at March 31, 2005 and December 31, 2004, respectively	27,880	27,849
Additional paid-in-capital	296	306
Retained earnings	28,938	28,264
Treasury stock, 460,375 and 462,575 shares of common stock at cost at March 31, 2005, and December 31, 2004, respectively	(4,512)	(4,537)
Accumulated other comprehensive income (loss)	(778)	972

Total stockholders’ equity	51,824	52,854

Total liabilities and stockholders’ equity	$652,472	$664,083

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Three Months Ended March 31
	2005	2004
Interest Income:
Interest and fees on loans	$6,230	$5,569
Taxable investment securities	1,810	1,902
Nontaxable investment securities	290	298
Other	76	37

Total interest income	8,406	7,806

Interest Expense:
Deposits:
Checking deposits	226	126
Savings deposits	52	56
Money market deposits	140	121
Certificates of deposit	1,347	1,160
Federal funds purchased and securities sold under agreements to repurchase	23	12
FHLB advances payable	1,164	1,238
Notes payable and other borrowings	32	29
Subordinated debentures	388	388

Total interest expense	3,372	3,130

Net interest income before provision for loan losses	5,034	4,676

Provision for loan losses	145	250

Net interest income after provision for loan losses	4,889	4,426

Non-Interest Income:
Service charges	904	830
Trust fees	187	151
Gain on sales of mortgage loans	215	343
Gain on sales of investment securities	—	6
Bank owned life insurance income	208	215
Other	321	415

Total non-interest income	1,835	1,960

Non-Interest Expenses:
Salaries and employee benefits	2,617	2,672
Occupancy and equipment	672	663
Data processing	689	612
Professional fees	335	279
Marketing	61	60
Supplies	79	89
Intangible asset amortization	156	208
Other	822	867

Total non-interest expenses	5,431	5,450

Net income from continuing operations before income taxes	1,293	936
Income tax expense	297	158
Net income from continuing operations	996	778
Net income from discontinued operations, net of tax	—	50
Net income	$996	$828

Basic income per share from continuing operations	$0.25	$0.19
Diluted income per share from continuing operations	$0.24	$0.19
Basic income per share from discontinued operations	$—	$0.01
Diluted income per share from discontinued operations	$—	$0.01
Basic income per share	$0.25	$0.20
Diluted income per share	$0.24	$0.20
Shares applicable to basic income per share	4,036,945	4,103,527
Shares applicable to diluted income per share	4,091,956	4,153,923

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

	Three Months Ended March 31,
	2005	2004

Net Income	$996	$828
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $903 and $619 for the three months ended March 31, 2005 and 2004, respectively	(1,750)	1,219
Reclassification adjustment for gains included in net income net of tax of $0 and $2 for the three months ended March 31, 2005 and 2004, respectively	—	(4)
Other comprehensive income (loss), net	(1,750)	1,215
Comprehensive income (loss)	$(754)	$2,043

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Changes In Stockholders’ Equity

Three Months Ended March 31, 2005

(In Thousands, Except Per Share Data)

					Accumulated
		Additional			other	Total
	Common	paid-in-	Retained	Treasury	comprehensive	stockholders’
	stock	capital	earnings	stock	income (loss)	equity
Balance, December 31, 2004	$27,849	$306	$28,264	$(4,537)	$972	$52,854
Common stock issued in connection with compensation plans (2,717 shares)	31	—	—	—	—	31
Treasury stock issued in connection with compensation plans (2,200 shares)		(10)		25		15
Net income	—	—	996	—	—	996
Dividends ($0.08 per share)	—	—	(322)	—	—	(322)
Other comprehensive loss net of $903 in taxes	—	—	—	—	(1,750)	(1,750)
Balance, March 31, 2005	$27,880	296	28,938	$(4,512)	(778)	51,824

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements Of Cash Flows

(Dollars In Thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$996	$828
Net income from discontinued operations	—	(50)
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Provision for loan losses	145	250
Depreciation and amortization	620	792
Increase in bank owned life insurance	(178)	(183)
Net gain on sales of investment securities	—	(6)
FHLB stock dividends	(73)	—
Net gain on sales of mortgage loans	(215)	(343)
Net loss on sales of assets	1	76
Proceeds from sale of mortgage loans	11,812	14,222
Origination of mortgage loans for sale	(11,286)	(16,040)
Net decrease (increase) in other assets	(2)	258
Net (decrease) increase in accrued expenses and other liabilities	408	(613)
Net cash (used in) provided by operating activities of continuing operations	2,228	(809)
Net cash flows of discontinued operations	7,000	121

Net cash (used in) provided by operating activities	9,228	(688)

Cash flows from investing activities:
Net increase in loans	(10,601)	(7,321)
Proceeds from sale of investment securities available-for-sale	—	16
Proceeds from maturities and principal reductions of investment securities available-for-sale	7,876	27,753
Purchases of investment securities available-for-sale	(14,975)	(25,765)
Purchase of premises and equipment, net	(61)	(1,316)
Proceeds from sales on assets	14	65
Cash paid for acquisitions	(925)	—
Cash used in investing activities of discontinued operations	—	(1,130)

Net cash used in investing activities	(18,672)	(7,698)

Cash flows from financing activities:
Net increase (decrease) in deposits	(7,084)	3,991
Net increase in federal funds purchased and securities sold under agreement to repurchase	1,157	2,380
Payments on Federal Home Loan Bank advances	(10)	(6)
Payments on notes payable	(3,218)	(3,593)
Proceeds of notes payable	1,276	3,972
Common stock issued	31	87
Purchase of treasury stock	—	(312)
Dividends paid on common stock	(322)	(328)

Net cash (used in) provided by financing activities	(8,170)	6,191

Net change in cash and cash equivalents	(17,614)	(2,195)

Cash and cash equivalents at beginning of the period	34,741	18,590

Cash and cash equivalents at end of the period	$17,127	$16,395

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$3,173	$3,227
Income taxes	$21	$471

Noncash activities related to operations
Assets acquired through foreclosure	$280	$377
Loans to facilitate the sale of real estate acquired through foreclosure	—	193

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Three month period ended March 31, 2005 and 2004

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of Team Financial, Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial condition and results of operations required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

The December 31, 2004 statement of financial condition has been derived from the audited consolidated financial statements as of that date.  Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.  The results of the interim period ended March 31, 2005, are not necessarily indicative of the results that may occur for the year ending December 31, 2005.

(2)  Recent Accounting Pronouncements

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payments, (“SFAS 123R”).  This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share based payments with employees except for equity instruments held by employee share ownership plans.  SFAS 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and is effective as of the beginning of the first annual reporting period beginning after June 15, 2005.   We apply APB 25 to account for stock incentive plans which requires compensation cost be recognized as the excess, if any, of the fair market value of our stock at the date of grant over the amount the employee must pay to acquire the stock.  In accordance with SFAS 123, we report the effect on net income as if the transactions were accounted for using the fair value method in footnote 4.  The adoption of SFAS 123R, in fiscal year 2006, will result in higher salaries and employee benefits expense in future periods.

(3)   Discontinued Operations

On February 25, 2005, we completed the sale of our insurance agency subsidiary, Team Insurance Group, Inc.  We sold all the issued and outstanding shares of the insurance agency subsidiary to an unaffiliated third party for total cash consideration of $7,000,000, plus or minus any adjustments to the closing balance sheet to reflect the difference between the total equity of Team Insurance Group, Inc. as of December 31, 2004 and the purchase price.  Our investment in Team Insurance Group, Inc. as of December 31, 2004 and February 25, 2005 was approximately $7,000,000.  There was no gain or loss recorded on the sale of the subsidiary during the three month period ended March 31, 2005.  The sale was effective December 31, 2004, and therefore, the operating activities of the insurance subsidiary during 2005 were assumed by the new owners.  The buyer asserted on May 9, 2005, balance sheet adjustments of $283,000, which are being reviewed by management.  Additionally, the buyer has until August 25, 2006 to contest representations and warranties.  Any adjustments to the purchase price could result in a loss on the sale of the subsidiary.

As a result of the sale, the operations related to the insurance agency subsidiary during the three months ended March 31, 2004 have been reclassified as discontinued operations in the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements.

The following table presents the net assets of Team Insurance Group, Inc. as of December 31, 2004:

2004
(In thousands)
Cash	$1,033
Premises and equipment, net	571
Goodwill	5,514
Intangible assets, net of accumulated amortization	1,039
Other assets	125
Accrued expenses and other liabilities	(1,282)

Total net assets	$7,000

Summarized results of operations of the insurance agency for the three months ended March 31, 2004 are as follows:

2004
(In thousands)
Insurance agency commissions	$1,200
Other interest income	22
Total income	1,222

Salary and employee benefits	830
Occupancy and equipment	77
Professional fees	8
Marketing	29
Supplies	11
Intangible asset amortization	42
Other	141
Total expenses	1,138

Net income from discontinued operations before income taxes	84

Income tax expense	34

Net income from discontinued operations, net of tax	$50

(4)   Stock Compensation and Income Per Share

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

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)

Net income:
As reported	$996	$828
Compensation expense determined under fair value, net of tax	21	22
Pro forma	$975	$806
Basic earnings per share:
As reported	$0.25	$0.20
Pro forma	0.24	0.20
Diluted earnings per share:
As reported	$0.24	$0.20
Pro forma	0.24	0.19

Shares applicable to basic earnings per share	4,036,945	4,103,527
Shares applicable to diluted earnings per share	4,091,956	4,153,923

(5)  Stock Repurchase Program

At March 31, 2005, there were 383,230 shares of our common stock remaining to be repurchased under a stock repurchase program authorized by the Board of Directors.  There were no purchases of our stock during the quarter ended March 31, 2005.

(6) Dividend Declared

On February 22, 2005, we declared a quarterly cash dividend of $0.08 per share to all shareholders of record on March 31, 2005, payable April 20, 2005.

(7) Investment Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities at March 31, 2005 and December 31, 2004.

	March 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(In thousands)
Debt securities:
U.S. Agency securities	$57,848	$105	$(1,023)	$56,930
Mortgage-backed securities	93,731	604	(1,547)	92,788
Non-taxable Municipal securities	30,236	679	(123)	30,792
Taxable Municipal securities	971	52	—	1,023
Other debt securities	6,056	78	(37)	6,097
Total debt securities	188,842	1,518	(2,730)	187,630
Equity securities	8,542	40	(8)	8,574
Total available for sale securities	$197,384	$1,558	$(2,738)	$196,204

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(In thousands)
Debt securities:
U.S. Agency securities	$56,401	$270	$(472)	$56,199
Mortgage-backed securities	88,039	1,062	(435)	88,666
Non-taxable Municipal securities	30,442	863	(73)	31,232
Taxable Municipal securities	971	73	—	1,044
Other debt securities	6,057	139	—	6,196
Total debt securities	181,910	2,407	(980)	183,337
Equity securities	8,459	53	(7)	8,505
Total available for sale securities	$190,369	$2,460	$(987)	$191,842

Management does not believe that any of the securities with unrealized losses at March 31, 2005 are other than temporarily impaired due to changes in market rate from the date of purchase to March 31, 2005.

 (8)  Commitments and Contingencies

Commitments to extend credit to our customers with unused approved lines of credit were approximately $78,198,000 at March 31, 2005.  Additionally, the contractual amount of standby letters of credit at March 31, 2005 was approximately $4,775,000.  These commitments involve credit risk in excess of the amount stated in the consolidated balance sheet.  Exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments.

Item 2:             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

OVERVIEW

Team Financial, Inc. is a financial holding company incorporated in the State of Kansas.  Our common stock is listed on the Nasdaq National Market (“NASDAQ”) under the symbol “TFIN”.

We offer full service community banking and financial services through 18 locations in Kansas, Missouri, Nebraska and Colorado through our wholly owned banking subsidiaries, TeamBank, N.A and Colorado National Bank. Our presence in Kansas consists of seven locations in the Kansas City metropolitan area and three locations in southeast Kansas. We operate two locations in western Missouri, three in the metropolitan area of Omaha, Nebraska, and three in the Colorado Springs, Colorado metropolitan area.

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Our operations are also affected by non-interest income, such as service charges, loan fees, and gains and losses from the sales of mortgage loans.  Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

On February 25, 2005, we completed the sale of Team Insurance Group, Inc., our insurance agency subsidiary.  Team Insurance Group, Inc., based in Tulsa, Oklahoma, operated as a subsidiary of TeamBank, N.A. since December of 2002 and offered employee benefit insurance and property and casualty insurance to businesses and individuals.  We sold all the issued and outstanding shares of the insurance agency subsidiary to an unaffiliated third party for total cash consideration of $7,000,000, plus or minus any adjustments to the closing balance sheet to reflect the difference between the total equity of Team Insurance Group, Inc. as of December 31, 2004 and the purchase price.  Our investment in Team Insurance Group, Inc. as of December 31, 2004 and February 25, 2005 was approximately $7,000,000.  There was no gain or loss recorded on the sale of the subsidiary during the three-month period ended March 31, 2005.  The sale was effective December 31, 2004, and therefore, the new owners assumed the operating activities of the insurance subsidiary during 2005.  The buyer asserted on May 9, 2005, balance sheet adjustments of $283,000, which are being reviewed by management.  Additionally, the buyer has until August 25, 2006 to contest representations and warranties.  Any adjustments to the purchase price could result in a loss on the sale of the subsidiary.

As a result of the sale, the operations related to the insurance agency subsidiary during the three months ended March 31, 2004 have been reclassified as discontinued operations.  Summarized results of operations of the insurance agency for the three months ended March 31, 2004 are as follows:

2004
(In thousands)
Insurance agency commissions	$1,200
Other interest income	22
Total income	1,222

Salary and employee benefits	830
Occupancy and equipment	77
Professional fees	8
Marketing	29
Supplies	11
Intangible asset amortization	42
Other	141
Total expenses	1,138

Net income from discontinued operations before income taxes	84

Income tax expense	34

Net income from discontinued operations, net of tax	$50

FINANCIAL CONDITION

Total assets at March 31, 2005, were $652.5 million compared to $664.1 million at December 31, 2004, a decrease of $11.6 million.  This decrease was primarily a result of a decrease in cash and cash equivalents of  $17.6 million.  Cash and cash equivalents were used to fund the loans receivable increase of $9.9 million to $388.7 million at March 31, 2005, from $378.8 million at December 31, 2004.  Total deposits decreased $7.1 million to $460.9 million at March 31, 2005 compared to $468.0 million at December 31, 2004, contributing to the decrease in cash and cash equivalents.

Investment Securities

Total investment securities were $196.2 million at March 31, 2005 compared to $191.8 million at December 31, 2004, an increase of $4.4 million, or 2.3%.  This increase was due to investing excess cash in the securities markets, which offset a decrease in the market value of the investment portfolio due to decreased market rates.

Loans Receivable

Loans receivable increased $9.9 million, or 2.6%, to $388.7 million at March 31, 2005, compared to $378.8 million at December 31, 2004, primarily due to growth in the construction and land development loans, which increased $7.6 million , or 15.4%, to $57.0 million at March 31, 2005, compared to $49.4 million at December 31, 2004.

The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

	March 31, 2005		December 31, 2004
	Principal	Percent of	Principal	Percent of
	Balance	Total	Balance	Total
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$89,410	23.0%	$87,633	23.1%
Construction and land development	56,964	14.7	49,388	13.0
Commercial	118,530	30.4	122,007	32.2
Other	24,049	6.2	17,781	4.7
Commerical	67,391	17.3	67,970	18.0
Agricultural	13,920	3.6	14,919	3.9
Installment loans	13,529	3.5	13,691	3.6
Other	5,684	1.5	6,172	1.7
Gross loans	389,477	100.2	379,561	100.2
Less unearned fees	(766)	(0.2)	(790)	(0.2)
Total loans receivable	$388,711	100.0%	$378,771	100.0%

Included in one-to-four family real estate loans were loans held for sale of approximately $2.8 million at March 31, 2005 and $3.1 million at December 31, 2004.

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

The following table summarizes our non-performing assets:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Non-accrual loans	$2,005	$1,281
Loans 90 days past due and still accruing	619	420
Restructured loans	1,035	1,053
Non-performing loans	3,659	2,754
Other real estate owned	688	408
Total non-performing assets	$4,347	$3,162
Non-performing loans as a percentage of total loans	0.94%	0.73%
Non-performing assets as a percentage of total assets	0.67%	0.48%

Non-performing assets totaled $4.3 million at March 31, 2005, compared to $3.2 million at December 31, 2004, representing an increase of approximately $1.1 million, or 34.4%.   The increase in non-performing assets was primarily a result of an increase in non-accrual loans.

Non-performing loans were approximately $3.7 million at March 31, 2005 and $2.8 million at December 31, 2004.  Included in non-performing loans at March 31, 2005 were several small non-accrual loans.  The largest three loans included in non-accrual at March 31, 2005 were $315,000 for a commercial building, $278,000 to an automotive

mechanic shop and $230,000 for a single-family dwelling.    The largest loan included in non-accrual at December 31, 2004 was approximately $234,000 for a single-family dwelling.  Restructured loans at March 31, 2005 and December 31, 2004 included several relationships; the largest was an agricultural loan restructured through Farmer Home Administration of approximately $500,000.

Other real estate owned at March 31, 2005 consisted of seven properties.  The properties consisted of four commercial buildings totaling $205,000, and three one-to-four family properties totaling $483,000.  The properties are all located within our market areas.  Management is working to sell the real estate as soon as practical.

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

The following table summarizes our allowance for loan losses:

	Three Months Ended March 31
	2005	2004
	(Dollars In thousands)
Allowance at beginning of period	$4,898	$4,506
Provision for loan losses	145	250
Loans charged off	(196)	(134)
Recoveries	181	76
Allowance at end of period	$5,028	$4,698

Annualized net charge-offs as a percent of total loans	0.02%	0.06%
Allowance as a percent of total loans	1.29%	1.31%
Allowance as a pecent of non-performing loans	137.41%	64.91%

The allowance for loan losses was 1.29% at March 31, 2005 and December 31, 2004 compared to 1.31% of total loans at March 31, 2004.

The allowance for loan losses as a percent of non-performing loans was 137.41% at March 31, 2005, compared to 177.85% at December 31, 2004 and 64.91% at March 31, 2004.  The allowance for loan losses as a percent of non-performing loans of 137.41% at March 31, 2005 increased from 64.91% at March 31, 2004 due to the inclusion of two large loans in non-performing loans at March 31, 2004 that were resolved during 2004.  Approximately $2.0 million was received as payoff on a residential property development loan and a loan for a single-family dwelling for approximately $1 million was foreclosed and the related property sold during 2004.

Deposits

Total deposits decreased approximately $7.1 million to $460.9 million at March 31, 2005 from $468.0 million at December 31, 2004. This decrease was a result of a decrease in checking deposits of approximately $17.8 million offset by an increase in certificates of deposits of approximately $8.6 million.  The decrease in checking deposits is due to a decrease in public funds.

Regulatory Capital

We are subject to regulatory capital requirements administered by the Federal Reserve, the Federal Deposit Insurance Corporation and the Comptroller of the Currency.  Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions.  As of March 31, 2005 and December 31, 2004, we met all capital adequacy requirements to which we are subject.  Our ratios at March 31, 2005, were as follows:

Ratio	Actual	Minimum Required
Total capital to risk weighted assets	13.20%	8.00%
Core capital to risk weighted assets	12.08%	4.00%
Core capital to average assets	8.41%	4.00%

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

Our most liquid assets are cash and cash equivalents and investment securities available-for-sale.  The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.  At March 31, 2005, these assets, approximating $213.3 million, consist of investment securities available-for-sale of $196.2 million.  Approximately $162.5 million of these investment securities were pledged as collateral for borrowings, repurchase agreements and for public funds on deposit at March 31, 2005.

At March 31, 2005, there was approximately $48.4 million borrowing capacity remaining under agreements with Federal Home Loan Bank of Topeka.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income from continuing operations before provision for loan losses for the three months ended March 31, 2005 totaled $5.0 million compared to $4.7 million for the same period in 2004.

Net interest margin from continuing operations, adjusted for the tax effect of tax exempt securities, as a percent of average earning assets from continuing operations was 3.59% for the three months ended March 31, 2005, compared to 3.43% during the three months ended March 31, 2004.  The average rate of interest earning assets from continuing operations for the quarter ended March 31, 2005 increased 28 basis points to 5.90% from 5.62% for the quarter ended March 31, 2004.  Offsetting the increase in the rate of interest earning assets was an increase in the average cost of interest bearing liabilities of 15 basis points to 2.57% during the three months ended March 31, 2005 from 2.42% during the three months ended March 31, 2004.

Interest earning assets of continuing operations

The average rate on interest earning assets was 5.90% for the three months ended March 31, 2005, representing an increase of 28 basis points from 5.62% for the same three months in 2004.  Interest earning assets are comprised of loans receivable, investment securities, interest-bearing deposits and investment in a non-consolidated wholly owned subsidiary that was formed for the purpose of issuing Trust Preferred Securities.

The average rate on loans receivable increased 11 basis points to 6.58% for the three months ended March 31, 2005, compared to 6.47% for the three months ended March 31, 2004.  Additionally, loans receivables average balance increased approximately $35.1 million during the three months ended March 31, 2005 compared to the same three months in 2004 contributing to the increase in interest income from loans receivable of $661,000, or 11.9%.

The average rate on investment securities adjusted for the tax effect of tax exempt securities increased to 4.78% for the three months ended March 31, 2005, compared to 4.47% for the three months ended March 31, 2004.  This increase in the yield was offset by a decrease in average balance of $23.8 million during the quarter ended March 31, 2005 to $195.4 million compared to average balance during the quarter ended March 31, 2004 of $219.2 million.

Interest bearing liabilities of continuing operations

The average rate paid on interest-bearing liabilities increased 15 basis points to 2.57% for the three months ended March 31, 2005, compared to 2.42% for the same three months in 2004.  Interest bearing liabilities are comprised of savings and interest bearing checking deposits, time deposits, federal funds purchased and securities sold under agreements to repurchase, Federal Home Loan Bank Advances and other borrowings, and on our subordinated debentures held by our subsidiary trust which issued the 9.50% Trust Preferred Securities.

The average rate paid on interest-bearing savings and interest-bearing checking deposits increased 24 basis points to 0.90% for the three months March 31, 2005, compared to .66% for the three months ended March 31, 2004.  The average rate paid on time deposits increased 31 basis points to 2.64% during the first quarter of 2005 compared to 2.33% during the first quarter of 2004.

The effective interest rate on the subordinated debentures was 9.83% for the three months ended March 31, 2005 and 2004.  The difference between the contractual interest rate of 9.50% and the effective interest rate is the amortization of debt issuance costs, which are being amortized over a 30-year period ending August 10, 2031.

Balance sheet management strategy

We initiated a long-term balance sheet management strategy starting in the fourth quarter of 2001 to increase the asset sensitivity of our balance sheet with the expectation of benefiting from increases in interest rates and to borrow long-term borrowings during the period of historically low interest rates.

Under this strategy we borrowed $88.0 million in FHLB advances and purchased short-term mortgage backed investment securities.   The Federal Home Loan Bank borrowings, which carry an average rate of 4.02% as of March 31, 2005, consisted of $70.0 million in 10 year fixed rate advances convertible to floating rate advances if LIBOR increases to a range of 6.0% to 7.50% within the 10 years, $10.0 million in 5 year fixed rate advances convertible to floating rate advances if LIBOR increases to 7.50% within the 5 years, $5.0 million in 10 year floating rate advances and $3.0 million in fixed rate advances.

A decreasing interest rate environment may cause an unfavorable impact on our net interest income and net interest margin and an increasing interest rate environment may increase net interest income over the remaining borrowing period, but the magnitude of this impact cannot be estimated.

The following tables present certain information relating to net interest income from continuing operations for the three months ended March 31, 2005 and 2004.  The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown.

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3)	$384,169	$6,230	6.58%	$349,056	$5,569	6.47%
Investment securities-taxable	165,044	1,810	4.45%	189,764	1,902	4.07%
Investment securities-nontaxable (4)	30,354	494	6.61%	29,460	515	7.09%
Interest-bearing deposits	11,523	65	2.29%	10,315	26	1.02%
Other assets	480	11	9.29%	480	11	9.29%
Total interest earning assets	$591,570	$8,610	5.90%	$579,075	$8,023	5.62%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$189,400	$418	0.90%	$185,981	$303	0.66%
Time deposits	207,188	1,347	2.64%	201,826	1,160	2.33%
Federal funds purchased and securities sold under agreements to repurchase	4,632	23	2.01%	6,478	12	0.75%
Federal Home Loan Bank advances and other borrowings	115,352	1,196	4.21%	114,763	1,267	4.48%
Subordinated debentures	16,005	388	9.83%	16,005	388	9.83%
Total interest bearing liabilities	$532,577	$3,372	2.57%	$525,053	$3,130	2.42%
Net interest income (tax equivalent)		$5,238			$4,893
Interest rate spread			3.33%			3.20%
Net interest earning assets	$58,993			$54,022
Net interest margin (4)			3.59%			3.43%
Ratio of average interest bearing liabilities to average interest earning assets	90.03%			90.67%

(1)          Loans are net of deferred loan fees.

(2)          Non-accruing loans are included in the computation of average balances.

(3)          Loan fees are included in interest income.  These fees for the three months ended March 31, 2005 and 2004 were $300,000 and $252,000, respectively.

(4)          Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended March 31, 2005 and 2004 were $204,000 and $217,000, respectively.

The following table presents the components of changes in net interest income, on a tax equivalent basis, attributed to volume and rate.  Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the average interest rate during the prior year’s first quarter.  The changes in interest income or interest expense attributable to change in interest rates are calculated by multiplying the change in interest rate by the average volume during the prior year’s first quarter.  The changes in interest income or interest expense attributable to the combined impact of changes in volume and changes in interest rates are calculated by multiplying the change in rate by the change in volume.

	Three Months Ended March 31, 2005
	Compared to
	Three months Ended March 31, 2004
	Increase (Decrease) Due To:
	Volume	Rate	Net
	(dollars in thousands)
Interest income:
Loans receivable, net (1) (2) (3)	$560	$101	$661
Investment securities-taxable	(248)	156	(92)
Investment securities-nontaxable (4)	16	(37)	(21)
Interest-bearing deposits	3	36	39
Other assets	—	—	—
Total interest income	331	256	587
Interest expense:
Savings deposits and interest bearing checking	6	109	115
Time deposits	31	156	187
Federal funds purchased and securities sold under agreements to repurchase	(3)	14	11
Federal Home Loan Bank advances and other borrowings	7	(78)	(71)
Subordinated debentures	—	—	—
Total interest expense	41	201	242
Net change in net interest income	$290	$55	$345

(1)          Loans are net of deferred loan fees.

(2)          Non-accruing loans are included in the computation of average balances.

(3)          Loan fees are included in interest income.  These fees for the three months ended March 31, 2005 and 2004 were $300,000 and $252,000, respectively.

(4)          Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended March 31, 2005 and 2004 were $204,000 and $217,000, respectively.

Provision for Loan Losses

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market areas, and other factors related to the collectibility of our loan portfolio.  After considering the above factors, management recorded a provision for loan losses on loans totaling $145,000 for the three months ended March 31, 2005, and $250,000 for the three months ended March 31, 2004.  The decrease in the provision was a result of improved credit quality during the quarter ended March 31, 2005 compared to the same quarter of 2004.

Non-Interest Income from Continuing Operations

The following table summarizes non-interest income from continuing operations for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Service charges	$904	$830
Trust fees	187	151
Brokerage service revenue	59	110
Gain on sales of mortgage loans	215	343
Gain on sales of investment securities	—	6
Mortgage servicing fees	64	77
Merchant processing fees	11	49
ATM and debit card fees	97	79
Bank owned life insurance income	208	215
Other	90	100
Total other income	$1,835	$1,960

Non-interest income from continuing operations for the three months ended March 31, 2005, was $1.8 million, a decrease of $200,000, or 10.0%, from $2.0 million for the three months ended March 31, 2004.  This decrease was primarily due to a $128,000, or 37.3% decrease in gain on sales of mortgage loans to $215,000 for the three months ended March 31, 2005 compared to $343,000 for the three months ended March 31, 2004.  The decrease in gain on sale of mortgage loans was the result of the decrease in the volume of loans originated and sold.

Non-Interest Expense from Continuing Operations

The following table presents non-interest expense from continuing operations for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
	(In thousands)
Salaries and employee benefits	$2,617	$2,672
Occupancy and equipment	672	663
Data processing	689	612
Professional fees	335	279
Marketing	61	60
Supplies	79	89
Intangible asset amortization	156	208
Other	822	867
Total other expenses	$5,431	$5,450

Non-interest expense from continuing operations approximated $5.4 million for the three months ended March 31, 2005 and the three months ended March 31, 2004.  See “Discontinued Operations” above for a description of non-interest expense from discontinued operations incurred during the three months ended March 31, 2004.

Income Tax Expense from Continuing Operations

Income tax expense from continuing operations was $297,000 for the three months ended March 31, 2005, an increase of $139,000 compared to an income tax expense of $158,000 for the three months ended March 31, 2004.  The effective tax rate for the three months ended March 31, 2005, was 23.0%, compared to 16.9% for the three months ended March 31, 2004.  The effective tax rate is less than the statutory federal rate of 34.0% due primarily to municipal interest income and income from the investment in bank owned life insurance.  The increase in the effective tax rate was due to the increase in the taxable income during the quarter ended March 31, 2005 compared to taxable income during the quarter ended March 31, 2004.

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

The following table indicates that at March 31, 2005, if there had been a sudden and sustained increase in prevailing market interest rates, our 2005 interest income would be expected to increase, while a decrease in rates would indicate a decrease in interest income.

	Net interest	(Decrease)
Change in interest rates	income	increase	% change
	(Dollar in thousands)
200 basis point rise	$23,537	$1,585	7.22%
100 basis point rise	22,745	793	3.61%
Base rate scenario	21,952	—	—
100 basis point decline	20,194	(1,758)	(8.01)%
200 basis point decline	17,593	(4,359)	(19.86)%

Item 4:                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities Exchange Commission’s rules and forms.

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

Item 2.  UNRGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  The following table summarizes information about the shares of common stock we repurchased during the first quarter of 2005.

			Total Number of
			Shares Purchased
			as Part of	Maximum Number
	Total Number		Publicly	of Shares That
	of Shares	Average Price	Announced	May Yet Be purchased
Period	Purchased	Paid per Share	Program	Under The Program

January 1- January 31	—	$—	—	383,230
February 1-February 29	—	$—	—	383,230
March 1 - March 31	—	$—	—	383,230
Total	—	$—	—

The Board of Directors approved a stock repurchase program, announced October 14, 2004, authorizing the repurchase of up to 400,000 shares of our common stock.  The stock repurchase program does not have an expiration date.

Item 6.             EXHIBITS

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)

3.2	Amended Bylaws of Team Financial, Inc. (1)

4.1	Form of Indenture. (5)

4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1). (5)

4.3	Certificate of Trust. (5)

4.4	Trust Agreement. (5)

4.5	Form of Amended and Restated Trust Agreement. (5)

4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (5)

4.7	Form of Preferred Securities Guarantee Agreement. (5)

4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (5)

10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated December 28, 2004. (9)

10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 13, 2005. (9)

10.3	Employment Agreement between Team Financial, Inc. and Rick P. Bartley dated January 1, 2001. (5)

10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (5)

10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)

10.7-10.10	Exhibit numbers intentionally not used.

10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)

10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)

10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)

10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)

10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (7)

10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001 (1)

10.17	Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc. (2)

10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (3)

10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (3)

10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (3)

10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (3)

10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (3)

10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (3)

10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (3)

10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (3)

10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (3)

10.27	Deferred Compensation Agreement between TeamBank, N.A. and Rick P. Bartley dated February 1, 2002. (3)

10.28	Salary Continuation Agreement between TeamBank, N.A. and Rick P. Bartley dated July 1, 2001. (3)

10.29	Employment Agreement between TeamBank N.A. and Carolyn S. Jacobs dated January 13, 2005. (9)

10.30	Stock Purchase Agreement dated February 7, 2005 between TeamBank N.A. and International

Insurance Brokers, Ltd. L.L.C. (8)

11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (9)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (9)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (9)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350. (9)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350. (9)

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

(5)           Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, (Registration Statement No. 333-64934) and incorporated herein by reference.

(6)           Filed with the annual report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(7)           Filed with the quarterly report on Form 10-Q for the period ended March 31, 2004, and incorporated herein by reference.

(8)           Filed with the annual report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(9)           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 13, 2005	By:	/s/ Robert J. Weatherbie
Robert J. Weatherbie
Chairman and
Chief Executive Officer

Date:	May 13, 2005	By:	/s/ Michael L. Gibson
Michael L. Gibson
President of Investments and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)

3.2	Amended Bylaws of Team Financial, Inc. (1)

4.1	Form of Indenture. (5)

4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1). (5)

4.3	Certificate of Trust. (5)

4.4	Trust Agreement. (5)

4.5	Form of Amended and Restated Trust Agreement. (5)

4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (5)

4.7	Form of Preferred Securities Guarantee Agreement. (5)

4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (5)

10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated December 28, 2004. (9)

10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 13, 2005. (9)

10.3	Employment Agreement between Team Financial, Inc. and Rick P. Bartley dated January 1, 2001. (5)

10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (5)

10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)

10.7-10.10	Exhibit numbers intentionally not used.

10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)

10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)

10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)

10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)

10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (7)

10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001 (1)

10.17	Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc. (2)

10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (3)

10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (3)

10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25,

2002. (3)

10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (3)

10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (3)

10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (3)

10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (3)

10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (3)

10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (3)

10.27	Deferred Compensation Agreement between TeamBank, N.A. and Rick P. Bartley dated February 1, 2002. (3)

10.28	Salary Continuation Agreement between TeamBank, N.A. and Rick P. Bartley dated July 1, 2001. (3)

10.29	Employment Agreement between TeamBank N.A. and Carolyn S. Jacobs dated January 13, 2005. (9)

10.30	Stock Purchase Agreement dated February 7, 2005 between TeamBank N.A. and International Insurance Brokers, Ltd. L.L.C. (8)

11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (9)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (9)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (9)

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

(5)        Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, (Registration Statement No. 333-64934) and incorporated herein by reference.

(6)        Filed with the annual report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

(7)        Filed with the quarterly report on Form 10-Q for the period ended March 31, 2004, and incorporated herein by reference.

(8)        Filed with the annual report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(9)        Filed herewith.