Form 10-Q
period 2005-06-30
TEAM FINANCIAL INC /KS
filed 2005-08-15
CIK 1082484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

There were 4,041,095 shares of the Registrant’s common stock, no par value, outstanding as of August 1, 2005.

Part I. Financial Information

Item 1.	Financial Statements

Unaudited Consolidated Statements of Financial Condition as of June 30, 2005 and December 31, 2004

Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004

Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2005 and 2004

Unaudited Consolidated Statements of Changes In Stockholders’ Equity for the Six Months Ended June 30, 2005

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signature Page

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Financial Condition

(Dollars In Thousands)

	June 30,	December 31,
	2005	2004
Assets
Cash and due from banks	$12,983	$13,718
Interest bearing bank deposits	6,350	21,023
Cash and cash equivalents	19,333	34,741

Investment securities:
Available for sale, at fair value (amortized cost of $197,403 and $190,369 at June 30, 2005 and December 31, 2004, respectively)	197,872	191,842
Total investment securities	197,872	191,842

Loans receivable, net of unearned fees	403,275	378,771
Allowance for loan losses	(5,226)	(4,898)
Net loans receivable	398,049	373,873

Accrued interest receivable	4,215	3,819
Premises and equipment, net	16,204	15,317
Assets acquired through foreclosure	176	408
Goodwill	10,700	10,700
Intangible assets, net of accumulated amortization	3,506	3,811
Bank owned life insurance policies	18,815	18,460
Other assets	2,542	2,830
Assets of discontinued operations	—	8,282

Total assets	$671,412	$664,083

Liabilities and Stockholders’ Equity
Deposits:
Checking deposits	$169,594	$183,650
Savings deposits	33,195	32,749
Money market deposits	46,036	49,931
Certificates of deposit	229,344	201,620
Total deposits	478,169	467,950
Federal funds purchased and securities sold under agreements to repurchase	5,940	5,669
Federal Home Loan Bank advances	111,765	111,915
Notes payable and other borrowings	1,103	3,544
Subordinated debentures	16,005	16,005
Accrued expenses and other liabilities	4,891	4,864
Liabilities of discontinued operations	—	1,282

Total liabilities	617,873	611,229

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 4,499,470 and 4,496,753 shares issued; 4,041,095 and 4,034,178 shares outstanding at June 30, 2005 and December 31, 2004, respectively	27,880	27,849
Capital surplus	367	306
Retained earnings	29,472	28,264
Treasury stock, 458,375 and 462,575 shares of common stock at cost at June 30, 2005 and December 31, 2004, respectively	(4,489)	(4,537)
Accumulated other comprehensive income	309	972

Total stockholders’ equity	53,539	52,854

Total liabilities and stockholders’ equity	$671,412	$664,083

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Operations

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Interest Income:
Interest and fees on loans	$6,775	$5,831	$13,005	$11,422
Taxable investment securities	1,858	1,802	3,668	3,687
Non-taxable investment securities	289	303	579	601
Other	86	17	162	49

Total interest income	9,008	7,953	17,414	15,759

Interest Expense:
Deposits
Checking deposits	261	127	487	253
Savings deposits	56	53	108	109
Money market deposits	147	115	287	236
Certificates of deposit	1,637	1,104	2,984	2,264
Federal funds purchased and securities sold under agreements to repurchase	33	22	56	34
FHLB advances payable	1,176	1,247	2,340	2,485
Notes payable and other borrowings	15	26	47	55
Subordinated debentures	389	389	777	777

Total interest expense	3,714	3,083	7,086	6,213

Net interest income before provision for loan losses	5,294	4,870	10,328	9,546

Provision for loan losses	267	310	412	560

Net interest income after provision for loan losses	5,027	4,560	9,916	8,986

Non-Interest Income:
Service charges	998	1,012	1,902	1,842
Trust fees	183	161	370	312
Gain on sales of mortgage loans	212	377	427	720
Gain (loss) on sales of investment securities	—	(35)	—	(29)
Bank owned life insurance income	208	210	416	425
Other	331	351	652	765

Total non-interest income	1,932	2,076	3,767	4,035

Non-Interest Expenses:
Salaries and employee benefits	2,833	2,665	5,450	5,336
Occupancy and equipment	695	669	1,367	1,332
Data processing	722	640	1,411	1,252
Professional fees	320	355	655	634
Marketing	86	95	147	155
Supplies	82	81	161	171
Intangible asset amortization	157	221	313	428
Other	805	887	1,627	1,755

Total non-interest expenses	5,700	5,613	11,131	11,063

Income from continuing operations before income taxes	1,259	1,023	2,552	1,958

Income tax expense	292	173	589	331

Net income from continuing operations	967	850	1,963	1,627

Net loss from discontinued operations	(108)	(96)	(108)	(45)

Net income	$859	$754	$1,855	$1,582

Basic income per share from continuing operations	$0.24	$0.21	$0.49	$0.40
Diluted income per share from continuing operations	$0.24	$0.21	$0.48	$0.39
Basic loss per share from discontinued operations	$(0.03)	$(0.02)	$(0.03)	$(0.01)
Diluted loss per share from discontinued operations	$(0.03)	$(0.02)	$(0.03)	$(0.01)
Basic income per share	$0.21	$0.18	$0.46	$0.39
Diluted income per share	$0.21	$0.18	$0.45	$0.38

Shares applicable to basic income per share	4,039,675	4,092,528	4,038,291	4,091,454
Shares applicable to diluted income per share	4,093,333	4,141,463	4,092,261	4,138,600

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income

(Dollars In Thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Net Income	$859	$754	$1,855	$1,582
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $562 and $(2,121) for the three months ended June 30, 2005 and 2004, respectively; and $(341) and $(1502) for the six months ended June 30, 2005 and 2004, respectively.	1,087	(4,128)	(663)	(2,909)
Reclassification adjustment for gains included in net income net of tax of $0 and $12 for the three months ended June 30, 2005 and 2004, respectively; and $0 and $10 for the six months ended June 30, 2005 and 2004, respectively.	—	23	—	19
Other comprehensive income (loss), net	1,087	(4,105)	(663)	(2,890)
Comprehensive income (loss)	$1,946	$(3,351)	$1,192	$(1,308)

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Changes In Stockholders’ Equity

Six Months Ended June 30, 2005

(Dollars In Thousands, Except Per Share Data)

					Accumulated
					other	Total
	Common	Capital	Retained	Treasury	comprehensive	stockholders’
	stock	surplus	earnings	stock	income	equity
Balance, December 31, 2004	$27,849	$306	$28,264	$(4,537)	$972	$52,854
Common stock issued in connection with compensation plans (2,717 shares)	31	—	—	—	—	31
Issuance of treasury stock in connection with compensation plans (4,200 shares)	—	(18)	—	48	—	30
Increase in capital surplus in connection with compensation plans	—	79	—	—	—	79
Net income	—	—	1,855	—	—	1,855
Dividends ($0.16 per share)	—	—	(647)	—	—	(647)
Other comprehensive loss net of $(341) in taxes	—	—	—	—	(663)	(663)
Balance, June 30, 2005	$27,880	367	29,472	$(4,489)	309	53,539

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements Of Cash Flows

(Dollars In Thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,855	$1,582
Net loss from discontinued operations	108	45
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Provision for loan losses	412	560
Depreciation and amortization	1,253	1,583
Non-cash compensation expense	41	—
Change in bank owned life insurance	(355)	(365)
Net loss on sales of investment securities	—	29
FHLB stock dividends	(155)	(96)
Net gain on sales of mortgage loans	(427)	(720)
Net (gain) loss on sales of assets	(52)	94
Proceeds from sale of mortgage loans	23,556	34,796
Origination of mortgage loans for sale	(21,365)	(35,039)
Net (increase) decrease in other assets	(7)	444
Net increase (decrease) in accrued expenses and other liabilities	1,332	(597)

Net cash provided by operating activities of continuing operations	6,196	2,316

Net cash flows of discontinued operations	6,892	275

Net cash provided by operating activities	13,088	2,591

Cash flows from investing activities:
Net increase in loans	(26,433)	(16,177)
Proceeds from sale of investment securities available-for-sale	—	3,644
Proceeds from maturities and principal reductions of investment securities available-for-sale	19,556	42,611
Purchases of investment securities available-for-sale	(26,757)	(36,074)
Cash paid for acquistions	(925)	(925)
Purchase of premises and equipment, net	(1,520)	(2,356)
Proceeds from sales on assets	270	424
Cash used in investing activities of discontinued operations	—	(210)

Net cash used in investing activities	(35,809)	(9,063)

Cash flows from financing activities:
Net increase in deposits	10,219	1,236
Net increase in federal funds purchased and securities sold under agreement to repurchase	271	4,562
Payments on Federal Home Loan Bank advances	(150)	(39)
Proceeds of Federal Home Loan Bank Advances	—	780
Payments on notes payable	(5,571)	(4,956)
Proceeds of notes payable	3,130	5,167
Common stock issued	31	103
Issuance of treasury stock	30	—
Purchase of treasury stock	—	(612)
Dividends paid on common stock	(647)	(655)

Net cash provided by (used in) financing activities	7,313	5,586

Net change in cash and cash equivalents	(15,408)	(886)

Cash and cash equivalents at beginning of the period	34,741	18,590

Cash and cash equivalents at end of the period	$19,333	$17,704

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$6,652	$6,045
Income taxes	$294	$846

Non-cash activities related to operations:
Assets acquired through foreclosure	$280	$614
Loans to facilitate the sale of real estate acquired through foreclosure	309	377

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Three and six month periods ended June 30, 2005 and 2004

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

The interim consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries, Team Financial Acquisition Subsidiary, Inc., including TeamBank, N.A. and its subsidiaries, and Post Bancorp including Colorado National Bank.   All material inter-company transactions, profits, and balances are eliminated in consolidation.  The consolidated financial statements do not include the accounts of our wholly owned statutory trust, Team Financial Capital Trust I (the “Trust”).  The Trust qualifies as a special purpose entity that is not required to be consolidated in the financial statements of Team Financial, Inc.  The Trust Preferred Securities issued by the Trust is included in Tier I capital for regulatory capital purposes.

The December 31, 2004 statement of financial condition has been derived from the audited consolidated financial statements as of that date.  Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.  The results of the interim periods ended June 30, 2005, are not necessarily indicative of the results that may occur for the year ending December 31, 2005.

(2)           Recent Accounting Pronouncements

 In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payments, (“SFAS 123R”).  This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share based payments with employees except for equity instruments held by employee share ownership plans.  SFAS 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and is effective as of the beginning of 2006.   We apply APB 25 to account for stock incentive plans which requires compensation cost be recognized as the excess, if any, of the fair market value of our stock at the date of grant over the amount the employee must pay to acquire the stock.  In accordance with SFAS 123, we report the effect on net income as if the transactions were accounted for using the fair value method in a footnote.  The adoption of SFAS 123R will result in higher salaries and employee benefits expense in future periods.

(3)   Discontinued Operations

On February 25, 2005, we completed the sale of our insurance agency subsidiary, Team Insurance Group, Inc.  We sold all the issued and outstanding shares of the insurance agency subsidiary to an unaffiliated third party for total cash consideration of $6,836,000.  Our investment in Team Insurance Group, Inc. as of December 31, 2004 and February 25, 2005 was approximately $7,000,000.  The loss on the sale of the subsidiary of approximately $164,000 was recorded in the second quarter of 2005 upon finalization of the selling price and is presented, net of tax, as loss from discontinued operations in the accompanying financial statements.   The sale was effective December 31, 2004, and therefore, the operating activities of the insurance subsidiary during 2005 were assumed by the new owners.   Pursuant to the terms of the agreement, the buyer has until August 25, 2006 to contest representations and warranties.

As a result of the sale, the operations related to the insurance agency subsidiary during the three and six months ended June 30, 2004 have been reclassified as discontinued operations in the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements.

Summarized results of operations of the insurance agency for the three and six months ended June 30, 2004 are as follows:

	Three Months	Six Months
	Ended June 30, 2004	Ended June 30, 2004
	(In thousands)
Insurance agency commissions	$912	2,112
Other interest income	19	41
Total income	931	2,153

Salary and employee benefits	720	1,551
Occupancy and equipment	91	168
Professional fees	27	35
Marketing	37	66
Supplies	10	20
Intangible asset amortization	42	85
Other	108	247
Total expenses	1,035	2,172

Net loss from discontinued operations before income taxes	(104)	(19)

Income tax (benefit) expense	(8)	26

Net loss from discontinued operations, net of tax	$(96)	(45)

(4)           Stock Compensation and Income Per Share

Basic income per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

We account for employee options under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, with pro forma disclosures of net income and income per share, as if the fair value method of accounting defined in Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, (SFAS 123) had been applied.  SFAS 123 establishes a fair value based method of accounting for stock based employee compensation plans.  Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period.  Under SFAS 123, our net income and net income per share would have decreased as reflected in the following pro forma amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)

Net income:
As reported	$859	$754	$1,855	$1,582
Stock-based compensation expense included in reported net income, net of tax	27	—	27	—
Compensation expense determined under fair value, net of tax	(48)	(22)	(69)	(44)

Pro forma	$838	$732	1,813	1,538
Basic earnings per share:
As reported	$0.21	$0.18	$0.46	$0.39
Pro forma	0.21	0.18	0.45	0.38
Diluted earnings per share:
As reported	$0.21	$0.18	$0.45	$0.38
Pro forma	0.20	0.18	0.44	0.37

(5)            Stock Repurchase Program

At June 30, 2005, there were 383,230 shares of our common stock remaining to be repurchased under a stock repurchase program authorized by the Board of Directors.  There were no purchases of our stock during the three or six months ended June 30, 2005.

(6)            Dividends Declared

On May 24, 2005, we declared a quarterly cash dividend of $0.08 per share to all shareholders of record on June 30, 2005, payable July 20, 2005.

(7)           Investment Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities at June 30, 2005 and December 31, 2004.

	June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Agency securities	$59,713	$127	$(484)	$59,356
Mortgage-backed securities	91,660	659	(524)	91,795
Non-taxable Municipal securities	30,880	643	(82)	31,441
Taxable Municipal securities	970	60	—	1,030
Other debt securities	5,556	58	(28)	5,586
Total debt securities	188,779	1,547	(1,118)	189,208
Equity securities	8,624	48	(8)	8,664
Total available for sale securities	$197,403	$1,595	$(1,126)	$197,872

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Agency securities	$56,401	$270	$(472)	$56,199
Mortgage-backed securities	88,039	1,062	(435)	88,666
Non-taxable Municipal securities	30,442	863	(73)	31,232
Taxable Municipal securities	971	73	—	1,044
Other debt securities	6,057	139	—	6,196
Total debt securities	181,910	2,407	(980)	183,337
Equity securities	8,459	53	(7)	8,505
Total available for sale securities	$190,369	$2,460	$(987)	$191,842

Management does not believe that any of the securities with unrealized losses at June 30, 2005 are other than temporarily impaired.

(8)           Notes Payable and Other Borrowings

During the second quarter of 2005, the maturity date of the advances under the line of credit was extended an additional year from June 30, 2005 to June 30, 2006.   All other terms of the borrowing agreement remain consistent with the terms as of December 31, 2004.

(9)            Commitments and Contingencies

Commitments to extend credit to our customers with unused approved lines of credit were approximately $82,752,971 at June 30, 2005.  Additionally, the contractual amount of standby letters of credit at June 30, 2005 was approximately $7,563,000 .  These commitments involve credit risk in excess of the amount stated in the consolidated balance sheet.  Exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments.

Item 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

OVERVIEW

Team Financial, Inc. is a financial holding company incorporated in the State of Kansas.  Our common stock is listed on the Nasdaq National Market (“NASDAQ”) under the symbol “TFIN”.

We offer full service community banking and financial services through 18 locations in Kansas, Missouri, Nebraska and Colorado through our wholly owned banking subsidiaries, TeamBank N.A and Colorado National Bank. Our presence in Kansas consists of seven locations in the Kansas City metropolitan area and three locations in southeast Kansas. We operate two locations in western Missouri, three in the metropolitan area of Omaha, Nebraska and three in the Colorado Springs, Colorado metropolitan area

Results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Results of operations are also affected by non-interest income, such as service charges, loan fees, and gains and losses from the sales of mortgage loans.  The principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

On February 25, 2005, we completed the sale of Team Insurance Group, Inc., our insurance agency subsidiary.  Team Insurance Group, Inc., based in Tulsa, Oklahoma, operated as a subsidiary of TeamBank, N.A. since December of 2002 and offered employee benefit insurance and property and casualty insurance to businesses and individuals.  We sold all the issued and outstanding shares of the insurance agency subsidiary to an unaffiliated third party for total cash consideration of $6.8 million.  Our investment in Team Insurance Group, Inc. as of February 25, 2005 was approximately $7.0 million.  The loss on the sale of the subsidiary of approximately $164,000, pre-tax, was recorded in the second quarter of 2005 upon finalization of the selling price and is presented as loss from discontinued operations.   The sale was effective December 31, 2004 and, therefore, the operating activities of the insurance subsidiary during 2005 were assumed by the new owners.   Pursuant to the terms of the agreement, the buyer has until August 25, 2006 to contest representations and warranties.

As a result of the sale, the operations related to the insurance agency subsidiary during the three and six months ended June 30, 2004 have been reclassified as discontinued operations in the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements.

Summarized results of operations of the insurance agency for the three and six months ended June 30, 2004 are as follows:

	Three Months	Six Months
	Ended June 30, 2004	Ended June 30, 2004
	(In thousands)
Insurance agency commissions	$912	$2,112
Other interest income	19	41
Total income	931	2,153

Salary and employee benefits	720	1,551
Occupancy and equipment	91	168
Professional fees	27	35
Marketing	37	66
Supplies	10	20
Intangible asset amortization	42	85
Other	108	247
Total expenses	1,035	2,172

Net loss from discontinued operations before income taxes	(104)	(19)

Income tax (benefit) expense	(8)	26

Net loss from discontinued operations, net of tax	$(96)	$(45)

FINANCIAL CONDITION

Total assets at June 30, 2005, were $671.4 million compared to $664.1 million at December 31, 2004, an increase of $7.3 million.  Loans receivable increased $24.5 million to $403.3 million at June 30, 2005, from $378.8 million at December 31, 2004.  The increases in loans receivable were funded with excess cash and an increase in deposits.

Investment Securities

Total investment securities were $197.9 million at June 30, 2005, compared to $191.8 million at December 31, 2004, an increase of $6.1 million, or 3.2%.   This increase was primarily due to investing excess cash in the securities markets.

Loans Receivable

Loans receivable increased $24.5 million, or 6.5%, to $403.3 million at June 30, 2005, compared to $378.8 million at December 31, 2004.  This increase was due to increases in real estate loans, primarily loans secured by construction and land development.

The following table presents the composition of the loan portfolio by type of loan at the dates indicated:

	June 30, 2005		December 31, 2004
	Principal	Percent of	Principal	Percent of
	Balance	Total	Balance	Total
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$91,114	22.6%	$87,633	23.1%
Construction and land development	64,643	16.0	49,388	13.0
Commercial	124,455	30.9	122,007	32.2
Other	24,508	6.0	17,781	4.7
Other Commerical	67,600	16.8	67,970	18.0
Agricultural	12,906	3.2	14,919	3.9
Installment loans	13,591	3.4	13,691	3.6
Other	5,310	1.3	6,172	1.7
Gross loans	404,127	100.2	379,561	100.2
Less unearned fees	(852)	(0.2)	(790)	(0.2)
Total loans receivable	$403,275	100.0%	$378,771	100.0%

Included in one-to-four family real estate loans were loans held for sale of approximately $1.3 million at June 30, 2005 and $3.1 million at December 31, 2004.

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

The following table summarizes non-performing assets:

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Non-accrual loans	2,009	1,281
Loans 90 days past due and still accruing	496	420
Restructured loans	1,090	1,053
Non-performing loans	3,595	2,754
Other real estate owned	176	408
Total non-performing assets	$3,771	$3,162
Non-performing loans as a percentage of total loans	0.89%	0.73%
Non-performing assets as a percentage of total assets	0.56%	0.48%

Non-performing assets totaled approximately $3.8 million at June 30, 2005, compared to $3.2 million at December 31, 2004.   This increase is primarily a result of an increase in non-accrual loans.

Non-performing loans of approximately $3.6 million at June 30, 2005 were comprised of several small non-accrual loans. The largest two loans included in non-accrual at June 30, 2005 were a loan to a manufacturer for $539,800 and a loan for $225,000 for a single family dwelling.  The largest loan included in non-accrual at December 31, 2004 was approximately $234,000 for a single-family dwelling.  Restructured loans at June 30, 2005 and December 31, 2004 included several relationships; the largest was an agricultural loan restructured through Farmer Home Administration of approximately $500,000.

Other real estate owned at June 30, 2005 consisted of four properties.  The properties consisted of three commercial buildings and one single family dwelling.  These properties are located within our market areas.  Management is working to sell the real estate as soon as practical.

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

The following table summarizes our allowance for loan losses:

	Six Months Ended June 30,
	2005	2004
	(Dollars in thousands)
Allowance at beginning of period	$4,898	$4,506
Provision for loan losses	412	560
Loans charged off	(356)	(434)
Recoveries	272	121
Allowance at end of period	$5,226	$4,753

Annualized net charge-offs as a percent of total loans	0.04%	0.17%
Allowance as a percent of total loans	1.30%	1.30%
Allowance as a pecent of non-performing loans	145.37%	89.53%

Allowance for loan losses was 1.30% of total loans at June 30, 2005 and 2004.   The allowance for loan losses as a percent of non-performing loans increased to 145.37% at June 30, 2005, compared to 89.53% at June 30, 2004 due to a decrease in non-accrual loans at June 30, 2005 compared to June 30, 2004.  Non-accrual loans at June 30, 2005 were $2.1 million and were $3.6 million at June 30, 2004.  This decrease was primarily due to the resolution of a loan classified as non-accrual at June 30, 2004 for a single family dwelling of approximately $1 million that had specific reserves of approximately $200,000 as the property was collateralized.  This loan was foreclosed and the related property was sold in December 2004.

Deposits

Total deposits increased approximately $10.2 million to $478.2 million at June 30, 2005 from $468.0 million at December 31, 2004. This increase was primarily a result of an increase in certificates of deposits as a result of branch promotional campaigns offset by a decrease in checking deposits.

Principal maturities of time deposits at June 30, 2005 are as follows:

Year:
2005	83,587
2006	100,433
2007	27,433
2008	12,555
2009	4,327
Thereafter	1,009
229,344

Regulatory Capital

We are subject to regulatory capital requirements administered by the Federal Reserve, the Federal Deposit Insurance Corporation and the Comptroller of the Currency.  Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions.  As of June 30, 2005 and December 31, 2004, we met all capital adequacy requirements to which we are subject.  Regulatory capital ratios at June 30, 2005, were as follows:

Ratio	Actual	Minimum Required
Total capital to risk weighted assets	13.01%	8.00%
Core capital to risk weighted assets	11.88%	4.00%
Core capital to average assets	8.42%	4.00%

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

The most liquid assets are cash and cash equivalents and investment securities available-for-sale.  The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period.  At June 30, 2005, these assets, approximating $217.2 million, consist of investment securities available-for-sale of $197.9 million.  Approximately

$158.4 million of these investment securities were pledged as collateral for borrowings, repurchase agreements and for public funds on deposit at June 30, 2005.

At June 30, 2005, there was approximately $30.8 million borrowing capacity remaining under agreements with Federal Home Loan Bank of Topeka.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income from continuing operations before provision for loan losses for the three months ended June 30, 2005 totaled $5.3 million compared to $4.9 million for the same period in 2004, an increase of $400,000, or 8.2%.  Net interest income from continuing operations before provision for loan losses for the six months ended June 30, 2005, totaled $10.3 million compared to $9.5 million for the same period in 2004, an increase of $800,000, or 8.4%.

Net interest margin from continuing operations, adjusted for the tax effect of tax exempt securities, as a percent of average earning assets from continuing operations was 3.61% for the three months ended June 30, 2005, compared to 3.54% for the three months ended June 30, 2004.  Tax equivalent net interest margin as a percent of average earning assets was 3.60% for the six months ended June 30, 2005, compared to 3.48% for the six months ended June 30, 2004.  The average rate of interest-earning assets from continuing operations for the quarter ended June 30, 2005 increased 37 basis points to 6.05% from 5.68% for the quarter ended June 30, 2004.  Offsetting the increase in the rate of interest earning assets was an increase in the average cost of interest bearing liabilities of 38 basis points to 2.74% during the three months ended June 30, 2005 from 2.36% during the three months ended June 30, 2004.  The average rate of interest earning assets increased 33 basis points to 5.98% for the six months ended June 30, 2005 from 5.65% during the same period in 2004.  The average cost of interest-bearing liabilities increased 27 basis points for the six months ended June 30, 2005, compared to the same period in 2004.  The result was an increase in the net interest income of $404,000 and $749,000 including the tax equivalent impact on tax exempt securities for the three and six months ended June 30, 2005 compared to the same periods in 2004.

The following tables present certain information relating to net interest income for the three and six months ended June 30, 2005 and 2004.  The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown.

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2) (3)	$401,965	$6,775	6.76%	$362,603	$5,831	6.45%
Investment securities-taxable	167,078	1,858	4.46%	180,336	1,802	4.01%
Investment securities-nontaxable (4)	30,329	486	6.43%	29,976	520	6.96%
Interest-bearing deposits	10,547	74	2.81%	3,279	7	0.86%
Other assets	480	12	10.03%	480	10	8.36%
Total interest-earning assets	$610,399	$9,205	6.05%	$576,674	$8,170	5.68%

Interest-bearing liabilities:
Savings deposits and interest-bearing checking	$183,175	$464	1.02%	$187,089	$295	0.63%
Time deposits	226,499	1,637	2.90%	196,614	1,104	2.25%
Federal funds purchased and securities sold under agreements to repurchase	5,721	33	2.31%	8,981	22	0.98%
Federal Home Loan Bank advances and other borrowings	113,021	1,191	4.23%	115,396	1,273	4.43%
Subordinated debentures	16,005	389	9.75%	16,005	389	9.75%
Total interest-bearing liabilities	$544,421	$3,714	2.74%	$524,085	$3,083	2.36%
Net interest income (tax equivalent)		$5,491			$5,087
Interest rate spread			3.31%			3.32%
Net interest-earning assets	$65,978			$52,589
Net interest margin (4)			3.61%			3.54%
Ratio of average interest-bearing liabilities to average interest-earning assets	89.19%			90.88%

(1)          Loans are net of deferred loan fees.

(2)          Non-accruing loans are included in the computation of average balances.

(3)          The Company includes loan fees in interest income. These fees for the three months ended June 30, 2005 and 2004 were $302,000 and $232,000, respectively.

(4)          Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the three months ended June 30, 2005 and 2004 were $197,000 and $217,000, respectively.

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2) (3)	$393,071	$13,005	6.67%	$356,390	$11,422	6.46%
Investment securities-taxable	166,046	3,668	4.46%	184,529	3,687	4.03%
Investment securities-nontaxable (4)	30,352	980	6.51%	29,718	1,035	7.02%
Interest-bearing deposits	11,047	139	2.54%	6,774	33	0.98%
Other assets	480	23	9.66%	480	16	6.72%
Total interest-earning assets	$600,996	$17,815	5.98%	$577,891	$16,193	5.65%

Interest-bearing liabilities:
Savings deposits and interest-bearing checking	$186,296	$882	0.96%	$186,571	$598	0.65%
Time deposits	216,843	2,984	2.78%	199,219	2,264	2.29%
Federal funds purchased and securities sold under agreements to repurchase	5,177	56	2.18%	7,724	34	0.89%
Federal Home Loan Bank advances and other borrowings	113,784	2,387	4.23%	114,997	2,540	4.45%
Subordinated debentures	16,005	777	9.79%	16,005	777	9.79%
Total interest-bearing liabilities	$538,105	$7,086	2.66%	$524,516	$6,213	2.39%
Net interest income (tax equivalent)		$10,729			$9,980
Interest rate spread			3.32%			3.26%
Net interest-earning assets	$62,891			$53,375
Net interest margin (4)			3.60%			3.48%
Ratio of average interest-bearing liabilities to average interest-earning assets	89.54%			90.76%

(1)          Loans are net of deferred loan fees.

(2)          Non-accruing loans are included in the computation of average balances.

(3)          The Company includes loan fees in interest income.  These fees for the six months ended June 30, 2005 and 2004 were $602,000 and $484,000, respectively.

(4)          Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the six months ended June 30, 2005 and 2004 were $401,000 and $434,000, respectively.

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

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	Compared To			Compared To
	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans receivable, net (1) (2) (3)	$633	$311	944	$1,175	$407	1,582
Investment securities-taxable	(132)	188	56	(369)	351	(18)
Investment securities-nontaxable (4)	6	(40)	(34)	22	(77)	(55)
Interest-bearing deposits	16	51	67	21	85	106
Other assets	—	2	2	—	7	7
Total interest income	$523	$512	1,035	$849	$773	1,622

Interest expense:
Savings deposits and interest bearing checking	$(6)	$175	169	$(1)	$285	284
Time deposits	168	365	533	200	519	719
Federal funds purchased and securities sold under agreements to repurchase	(8)	19	11	(11)	33	22
Federal Home Loan Bank advances and other borrowings	(26)	(56)	(82)	(27)	(125)	(152)
Subordinated debentures	—	—	—	—	—	—
Total interest expense	128	503	631	161	$712	873
Net change in net interest income	$395	9	404	$688	61	749

(1)          Loans are net of deferred loan fees.

(2)          Non-accruing loans are included in the computation of average balances.

(3)          The Company includes loan fees in interest income.  These fees for the three months ended June 30, 2005 and 2004 were $302,000 and $232,000, and for the six months ended June 30, 2005 and 2004 were $602,000 and $484,000, respectively.

(4)          Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended June 30, 2005 and 2004 were $197,000 and $217,000, and for the six months ended June 30, 2005 and 2004 were $401,000 and $434,000, respectively.

Interest-earning assets of continuing operations

The average rate on interest-earning assets from continuing operations was 6.05% for the three months ended June 30, 2005, representing an increase of 37 basis points from 5.68% for the same three months ended 2004.  The average rate on interest-earning assets was 5.98% for the six months ended June 30, 2005, representing a 33 basis point increase from 5.65% for the same six months ended 2004.  Interest-earning assets are comprised of loans receivable, investment securities, interest-bearing deposits and an investment in a non-consolidated wholly owned subsidiary that was formed for the purpose of issuing Trust Preferred Securities.

The average rate on loans receivable increased 31 basis points to 6.76% for the three months ended June 30, 2005, compared to 6.45% for the three months ended June 30, 2004.  The average rate on loans receivable increased 21 basis points to 6.67% for the six months ended June 30, 2005, compared to 6.46% for the six months ended June 30, 2004.  The average balance of loans receivable increased approximately $39.4 million during the three months ended June 30, 2005 compared to the same three months in 2004 and $36.7 million during the six months ended June 30, 2005 compared to the same six months in 2004.  The combination of the rate increases and average balance increases resulted in an increase in interest income from loans receivable of $944,000, or 16.2%, during the second quarter of 2005 compared to the second quarter of 2004 and an increase of $1.6 million, or 13.9%, during the six months ended June 30, 2005 compared to the same period in 2004.   During the three and six months ended June 30, 2004, approximately $200,000 of interest income on a non-accrual loan was reported in interest income.  Excluding this income, the average rate on loan receivables would have been 6.23% for the quarter ended June 30, 2004 and 6.35% for the six months ended June 30, 2004.

The average rate on investment securities, adjusted for the tax effect of tax exempt securities, increased 33 basis points to 4.76% for the quarter ended June 30, 2005 compared to 4.43% for the quarter ended June 30, 2004 and 33 basis points to 4.77% for the six months ended June 30, 2005, compared to 4.44% for the six months ended June 30, 2004.  This increase in average interest rate was offset by a decrease in the average balances of investment securities during the three and six months ended June 30, 2005 compared to the previous year.

Interest-bearing liabilities of continuing operations

The average rate paid on interest-bearing liabilities of continuing operations increased 38 basis points to 2.74% for the three months ended June 30, 2005, compared to 2.36% for the same three months ended 2004.  The average rate paid on interest-bearing liabilities increased 27 basis points to 2.66% for the six months ended June 30, 2005, compared to 2.39% for the same six months ended 2004.  Interest-bearing liabilities are comprised of savings and interest bearing checking deposits, time deposits, federal funds purchased and securities sold under agreements to repurchase, holding company notes payable, Federal Home Loan Bank advances and other borrowings, and subordinated debentures held by our subsidiary trust which issued the 9.50% preferred securities.

The average rate paid on interest-bearing savings and interest-bearing checking deposits increased 39 basis points to 1.02% for the three months June 30, 2005 compared to 0.63% for the three months ended June 30, 2004.  The average rate paid on time deposits increased 65 basis points to 2.90% during the second quarter of 2005 from 2.25% during the second quarter of 2004.  The average rate paid on interest-bearing savings and interest-bearing checking deposits increased 31 basis points to 0.96% for the six months ended June 30, 2005, compared to 0.65% for the six months ended June 30, 2004. The average rate paid on time deposits increased 49 basis points to 2.78% during the six months ended June 30, 2005 compared to 2.29% during the six months ended June 30, 2004.

The effective interest rate on the subordinated debentures was 9.75% for the three months ended June 30, 2005 and 2004 and 9.79% for the six months ending June 30, 2005 and 2004.  The difference between the contractual interest rate of 9.50% and the effective interest rate is the amortization of debt issuance costs, which are being amortized over a 30-year period ending August 10, 2031.

Provision for Loan Losses

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market areas, and other factors related to the collectibility of the loan portfolio.  After considering the above factors, management recorded a provision for loan losses on loans totaling $267,000 for the three months ended June 30, 2005, and $310,000 for the three months ended June 30, 2004. The provision for loan losses for the six months ended June 30, 2005, was $412,000, compared to $560,000 for the six months ended June 30, 2004.  The decreases in the provision for loan losses is due to increased loan quality.

Non-Interest Income from Continuing Operations

The following table summarizes non-interest income from continuing operations for the three and six months ended June 30, 2005, compared to the same periods ended June 30, 2004.

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
	(In thousands)
Service charges	$998	$1,012	$1,902	$1,842
Trust fees	183	161	370	312
Brokerage service revenue	18	39	77	149
Gain on sales of mortgage loans	212	377	427	720
Gain (loss) on sales of investment securities	—	(35)	—	(29)
Mortgage servicing fees	63	75	128	152
Merchant processing fees	9	54	19	103
ATM and debit card fees	120	91	217	169
Bank owned life insurance income	208	210	416	425
Other	121	92	211	192
Total non-interest income	$1,932	$2,076	$3,767	$4,035

Non-interest income for the three months ended June 30, 2005, was approximately $1.9 million, a decrease of $200,000, or 9.5%, from $2.1 million for the three months ended June 30, 2004.  Non-interest income for the six months ended June 30, 2005 was $3.8 million, a decrease of $200,000 , or 5.0%, from $4.0 million for the six months ended June 30, 2004.

Contributing to the decrease in non-interest income from continuing operations for the three and six months ended June 30, 2005 was a decrease in gain on sales of mortgage loans.  Gain on sales of mortgage loans decreased $165,000, or 43.8%, during the quarter ended June 30, 2005 and $293,000, or 40.7%, during the six months ended June 30, 2005 compared to the same periods ended June 30, 2004.  The decrease in gain on sales of mortgage loans experienced in 2005 was the result of the decrease in the volume of loans originated and sold compared to 2004.

Non-Interest Expense from Continuing Operations

The following table presents non-interest expense from continuing operations for the three and six months ended June 30, 2005, compared to the same periods ended June 30, 2004.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(In thousands)
Salaries and employee benefits	$2,833	$2,665	$5,450	$5,336
Occupancy and equipment	695	669	1,367	1,332
Data processing	722	640	1,411	1,252
Professional fees	320	355	655	634
Marketing	86	95	147	155
Supplies	82	81	161	171
Intangible asset amortization	157	221	313	428
Other	805	887	1,627	1,755
Total non-interest expenses	$5,700	$5,613	$11,131	$11,063

Total non-interest expense from continuing operations for the three and six months ended June 30, 2005 remained consistent with the three and six months ended June 30, 2004.

Data processing expense increased approximately $159,000, or12.7%, during the six months ended June 30, 2005 compared to the same period ended June 30, 2004 as a result of increased software license expense and increased data processing fees.  This was offset by a decrease in other expenses during the six months ended June 30, 2005 as a result of decreased merchant processing expense due to outsourcing the merchant processing program.

Income Tax Expense from Continuing Operations

We recorded income tax expense from continuing operations of $292,000 for the three months ended June 30, 2005, an increase of $119,000 compared to an income tax expense of $173,000 for the three months ended June 30, 2004.  Income tax expense for the six months ended June 30, 2005 was $589,000, an increase of $258,000 from $331,000 recorded for the six months ended June 30, 2004.

The effective tax rate from continuing operations for the three months ended June 30, 2005, was 23.2%, compared to 16.9% for the three months ended June 30, 2004.  The effective tax rate for the six months ended June 30, 2005, was 23.1%, compared to 16.9% for the six months ended June 30, 2004.   The effective tax rate is less than the statutory federal rate of 34.0% due primarily to municipal interest income and income from the investment in bank owned life insurance.  The increase in the effective tax rate was due to an increase in taxable income relative to the total pretax earnings between periods.

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

The following table indicates that at June 30, 2005, if there had been a sudden and sustained increase in prevailing market interest rates, our 2005 interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

	Net interest	(Decrease)
Change in interest rates	income	increase	% change
	(Dollars in thousands)
200 basis point rise	$24,419	$1,724	7.60%
100 basis point rise	23,557	862	3.80%
Base rate scenario	22,695	—	—
100 basis point decline	21,132	(1,563)	(6.89)%
200 basis point decline	18,504	(4,191)	(8.47)%

Item 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities Exchange Commission’s rules and forms.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  The Board of Directors approved a stock repurchase program, announced October 14, 2004, authorizing the repurchase of up to 400,000 shares of our common stock.  There were no shares purchased under this program during the six months ended June 30, 2005.  The maximum number of shares that may yet be purchased under the program at June 30, 2005 was 383,230.  The stock repurchase program does not have an expiration date.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)              The annual meeting of Stockholders was held on June 21, 2005.

b)             The following individuals were elected as Directors for the term of three years each.

	Votes	Votes
Name	For	Withheld
Keith B. Edquist	3,069,583	91,230
Carolyn S. Jacobs	2,732,699	201,950
Denis A. Kurtenbach	2,929,955	162,745

The following directors continued in office after the annual meeting:

Robert L. Weatherbie

Michael L. Gibson

Montie K. Taylor*

R.G. (Gary) Kilkenny

Kenneth L. Smith

Lloyd A. Byerhof

*      On May 24, 2005 Jerry Wiesner was elected by the Board of Directors as a member of the Board of Directors to fill the unexpired term of Montie Taylor who resigned effective May 20, 2005.

c)              The shareholders ratified the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2005.  Shareholders voted on this proposal as follows:

Votes For	Votes Against	Voted Abstained
3,042,749	11,613	10,411

Item 6.    EXHIBITS

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
10.16 10.17

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001 (1) Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc. (2)

10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (3)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (3)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (3)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (3)
10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (3)
10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (3)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (3)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (3)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (3)
10.27	Deferred Compensation Agreement between TeamBank, N.A. and Rick P. Bartley dated February 1, 2002. (3)

10.28	Salary Continuation Agreement between TeamBank, N.A. and Rick P. Bartley dated July 1, 2001. (3)
10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs dated January 13, 2005. (9)
10.30	Stock Purchase Agreement dated February 7, 2005 between TeamBank N.A. and International Insurance Brokers, Ltd. L.L.C. (8)
11.1	Statement regarding Computation of per share earnings — see consolidated financial statements. (10)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350. (10)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350. (10)

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

(8)                                  Filed with annual report on form 10-k for the year ended December 31, 2004 and incorporated herein by reference.

(9)                                  Filed with quarterly report on form 10-Q for the period ended March 31, 2005 and incorporated herein by reference.

(10)         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2005	By:	/s/ Robert J. Weatherbie
Robert J. Weatherbie
Chairman and
Chief Executive Officer

Date: August 15, 2005	By:	/s/ Michael L. Gibson
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
10.16 10.17

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001 (1) Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc. (2)

10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (3)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (3)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (3)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (3)
10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (3)

10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (3)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (3)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (3)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (3)
10.27	Deferred Compensation Agreement between TeamBank, N.A. and Rick P. Bartley dated February 1, 2002. (3)
10.28	Salary Continuation Agreement between TeamBank, N.A. and Rick P. Bartley dated July 1, 2001. (3)
10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs dated January 13, 2005. (9)
10.30	Stock Purchase Agreement dated February 7, 2005 between TeamBank N.A. and International Insurance Brokers, Ltd. L.L.C. (8)
11.1	Statement regarding Computation of per share earnings — see consolidated financial statements. (10)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350. (10)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350. (10)

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

(8)                                  Filed with annual report on form 10-k for the year ended December 31, 2004 and incorporated herein by reference.

(9)                                  Filed with quarterly report on form 10-Q for the period ended March 31, 2005 and incorporated herein by reference.

(10)         Filed herewith.