Form 10-Q
period 2005-09-30
TEAM FINANCIAL INC /KS
filed 2005-11-14
CIK 1082484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☐       No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).

Yes ☐       No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 4,035,645 shares of the Registrant’s common stock, no par value, outstanding as of November 4, 2005.

Part I. Financial Information

Item 1.	Financial Statements

Unaudited Consolidated Statements of Financial Condition as of September 30, 2005 and December 31, 2004

Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2005 and 2004

Unaudited Consolidated Statements of Changes In Stockholders’ Equity for the Nine Months Ended September 30, 2005

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004

Notes to Unaudited Consolidated Financial Statements

Item 2.

Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signature Page

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

TEAM FINANCIAL, INC AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(Dollars in thousands)

	September 30,	December 31,
	2005	2004
Assets

Cash and due from banks	$13,500	$13,718
Interest bearing bank deposits	8,345	21,023
Cash and cash equivalents	21,845	34,741

Investment securities:
Available for sale, at fair value (amortized cost of $193,334 and $190,369 at September 30, 2005 and December 31, 2004, respectively)	192,959	191,842
Total investment securities	192,959	191,842

Loans receivable, net of unearned fees	416,443	378,771
Allowance for loan losses	(5,390)	(4,898)
Net loans receivable	411,053	373,873

Accrued interest receivable	4,334	3,819
Premises and equipment, net	15,978	15,317
Assets acquired through foreclosure	383	408
Goodwill	10,700	10,700
Intangible assets, net of accumulated amortization	3,374	3,811
Bank owned life insurance policies	18,994	18,460
Other assets	2,514	2,830
Assets of discontinued operations	—	8,282

Total assets	$682,134	$664,083

Liabilities and Stockholder’s Equity
Deposits:
Checking deposits	$166,038	$183,650
Savings deposits	33,755	32,749
Money market deposits	46,044	49,931
Certificates of deposit	239,318	201,620
Total deposits	485,155	467,950
Federal funds purchased and securities sold under agreements to repurchase	12,936	5,669
Federal Home Loan Bank advances	109,255	111,915
Notes payable	200	3,544
Subordinated debentures	16,005	16,005
Accrued expenses and other liabilities	5,024	4,864
Liabilities of discontinued operations	—	1,282

Total liabilities	628,575	611,229

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 4,499,470 and 4,496,753 shares issued; 4,039,095 and 4,034,178 shares outstanding at September 30, 2005 and December 31, 2004, respectively	27,880	27,849
Capital surplus	417	306
Retained earnings	30,030	28,264
Treasury stock, 460,375 and 462,575 shares of common stock at cost at September 30, 2005, and December 31, 2004, respectively	(4,520)	(4,537)
Accumulated other comprehensive income (loss)	(248)	972

Total stockholders’ equity	53,559	52,854

Total liabilities and stockholders’ equity	$682,134	$664,083

See accompanying notes to the consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest Income:
Interest and fees on loans	$7,136	$5,740	$20,141	$17,162
Taxable investment securities	1,815	1,830	5,483	5,516
Non-taxable investment securities	310	308	889	909
Other	55	18	217	67

Total interest income	9,316	7,896	26,730	23,654

Interest Expense:
Deposits
Checking deposits	301	144	788	397
Savings deposits	58	51	166	160
Money market deposits	157	121	444	357
Certificates of deposit	1,792	1,145	4,776	3,409
Federal funds purchased and securities sold under agreements to repurchase	51	48	107	82
FHLB advances payable	1,175	1,190	3,515	3,675
Notes payable and other borrowings	11	34	58	89
Subordinated debentures	388	388	1,165	1,165

Total interest expense	3,933	3,121	11,019	9,334

Net interest income before provision for loan losses	5,383	4,775	15,711	14,320

Provision for loan losses	263	261	675	821

Net interest income after provision for loan losses	5,120	4,514	15,036	13,499

Non-Interest Income:
Service charges	1,029	1,086	2,931	2,928
Trust fees	159	179	529	491
Gain on sales of mortgage loans	240	241	667	961
Gain (loss) on sales of investment securities	—	(25)	—	(54)
Bank owned life insurance income	209	198	625	623
Other	356	366	1,008	1,131

Total non-interest income	1,993	2,045	5,760	6,080

Non-Interest Expenses:
Salaries and employee benefits	2,811	2,651	8,261	7,988
Occupancy and equipment	705	699	2,072	2,031
Data processing	726	632	2,137	1,884
Professional fees	346	274	1,001	907
Marketing	106	120	253	274
Supplies	98	93	259	264
Intangible asset amortization	151	185	464	613
Other	1,069	850	2,696	2,605

Total non-interest expenses	6,012	5,504	17,143	16,566

Net income from continuing operations before income taxes	1,101	1,055	3,653	3,013

Income tax expense	220	20	809	350

Net income from continuing operations	881	1,035	2,844	2,663

Net income (loss) from discontinued operations, net of tax	—	117	(108)	71

Net income	$881	$1,152	$2,736	$2,734

Basic income per share from continuing operations	$0.22	$0.26	$0.70	$0.65
Diluted income per share from continuing operations	$0.21	$0.25	$0.69	$0.65
Basic income (loss) per share from discontinued operations	$—	$0.03	$(0.03)	$0.02
Diluted income (loss) per share from discontinued operations	$—	$0.03	$(0.03)	$0.02
Basic income per share	$0.22	$0.29	$0.68	$0.67
Diluted income per share	$0.21	$0.28	$0.67	$0.66

Shares applicable to basic income per share	4,040,595	4,036,234	4,039,068	4,072,913
Shares applicable to diluted income per share	4,101,431	4,074,086	4,095,474	4,117,100

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income	$881	$1,152	$2,736	$2,734
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $(286) and $1,280 for the three months ended September 30, 2005 and September 30, 2004, respectively; and net of tax $(629) and $(221) for the nine months ended September 30, 2005 and September 30, 2004, respectively	(557)	2,484	(1,220)	(426)
Reclassification adjustment for gains included in net income net of tax of $0 and $9 for the three months ended September 30, 2005 and September 30, 2004, respectively; and net of tax $0 and $18 for the nine months ended September 30, 2005 and September 30, 2004, respectively	—	16	—	36
Other comprehensive income (loss)	(557)	2,500	(1,220)	(390)
Comprehensive income	$324	$3,652	$1,516	$2,344

See accompanying notes to the consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements of Changes In Stockholders’ Equity

Nine Months Ended September 30, 2005

(Dollars in thousands, except per share amounts)

(Unaudited)

					Accumulated
					other	Total
	Common	Capital	Retained	Treasury	comprehensive	stockholders’
	stock	surplus	earnings	stock	income	equity

BALANCE, December 31, 2004	$27,849	$306	$28,264	$(4,537)	$972	$52,854
Treasury stock purchased (2,000 shares)	—	—	—	(31)	—	(31)
Common stock issued in connection with compensation plans (2717 shares)	31	—	—	—	—	31
Issuance of Treasury Shares in connection with compensation plans (4,200 shares)	—	(18)	—	48	—	30
Increase in capital surplus in connection with compensation plans	—	129	—	—	—	129
Net income	—	—	2,736	—	—	2,736
Dividends ($0.24 per share)	—	—	(970)	—	—	(970)
Other comprehensive income (loss) net of $(629) in taxes	—	—	—	—	(1,220)	(1,220)
BALANCE, September 30, 2005	$27,880	$417	$30,030	$(4,520)	$(248)	$53,559

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Consolidated Statements Of Cash Flows

(Dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,736	$2,734
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	675	821
Depreciation and amortization	1,869	2,240
Non-cash compensation expense	129	—
Change in bank owned life insurance	(534)	(535)
Net loss on sales of investment securities	—	54
Stock Dividends	(233)	(157)
Net gain on sales of mortgage loans	(667)	(961)
Net (gain) loss on sales of assets	(57)	99
Proceeds from sale of mortgage loans	38,652	46,701
Origination of mortgage loans for sale	(38,126)	(47,078)
Net change in operating activities of discontinued operations	7,000	624
Net decrease (increase) in other assets	(20)	147
Net (decrease) increase in accrued expenses and other liabilities	788	(398)

Net cash provided by operating activities	12,212	4,291

Cash flows from investing activities:
Net (increase) in loans	(38,072)	(32,945)
Proceeds from sale of investment securities available-for-sale	—	8,642
Proceeds from maturities and principal reductions of investment securities available-for-sale	31,551	58,745
Purchases of investment securities available-for-sale	(34,762)	(49,361)
Purchase of premises and equipment, net	(1,626)	(2,700)
Proceeds from sales of assets	273	519
Cash paid for acquisitions and dispositions, net	—	(925)
Cash used in investing activities of discontinued operations	—	(251)

Net cash used in investing activities	(42,636)	(18,276)

Cash flows from financing activities:
Net (decrease) increase in deposits	17,205	(1,218)
Net increase in federal funds purchased and securities sold under agreement to repurchase	7,267	15,236
Payments on Federal Home Loan Bank advances	(2,670)	(12,051)
Proceeds from Federal Home Loan Bank advances	10	12,779
Payments on notes payable	(8,006)	(6,283)
Proceeds of notes payable	4,662	6,551
Common stock issued	31	103
Purchase of treasury stock	(31)	(1,444)
Issuance of treasury stock	30	—
Dividends paid on common stock	(970)	(980)

Net cash provided by financing activities	17,528	12,693

Net change in cash and cash equivalents	(12,896)	(1,292)

Cash and cash equivalents at beginning of the period	34,741	18,590

Cash and cash equivalents at end of the period	$21,845	$17,298
Total change in cash equivalents	$(12,896)	$17,298
Difference in cash flow statement	$—	$—

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$10,461
Income taxes	569

Noncash activities related to operations
Transfer of loans to assets acquired through foreclosure	$487
Loans to facilitate the sale of real estate acquired through foreclosure	336

See accompanying notes to the consolidated financial statements

 Team Financial, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Three and nine month periods ended September 30, 2005 and 2004

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

The interim consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries, Team Financial Acquisition Subsidiary, Inc., including TeamBank, N.A. and its subsidiaries, and Post Bancorp including Colorado National Bank.   All material inter-company transactions, profits, and balances are eliminated in consolidation.  The consolidated financial statements do not include the accounts of our wholly owned statutory trust, Team Financial Capital Trust I (the “Trust”).  The Trust qualifies as a special purpose entity that is not required to be consolidated in the financial statements of Team Financial, Inc.  The Trust Preferred Securities issued by the Trust are included in Tier I capital for regulatory capital purposes.

The December 31, 2004 statement of financial condition has been derived from the audited consolidated financial statements as of that date.  Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.  The results of the interim periods ended September 30, 2005 are not necessarily indicative of the results that may occur for the year ending December 31, 2005.

(2)           Recent Accounting Pronouncements

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payments, (“SFAS 123R”).  This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share based payments with employees except for equity instruments held by employee share ownership plans.  SFAS 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and is effective as of the beginning of 2006.   We apply APB 25 to account for stock incentive plans which requires compensation cost be recognized as the excess, if any, of the fair market value of our stock at the date of grant over the amount the employee must pay to acquire the stock.  In accordance with SFAS 123, we report the effect on net income as if the transactions were accounted for using the fair value method in a footnote.  The adoption of SFAS 123R will result in higher salaries and employee benefits expense in future periods.

(3)           Discontinued Operations

On February 25, 2005, we completed the sale of our insurance agency subsidiary, Team Insurance Group, Inc.  All of the issued and outstanding shares of the subsidiary were sold to an unaffiliated third party for total cash consideration of $6,836,000.  Our investment in Team Insurance Group, Inc. at February 25, 2005 was approximately $7,000,000.  A loss on the sale of the subsidiary of approximately $164,000 was recorded in the second quarter of 2005 upon finalization of the selling price and is presented, net of tax, as loss from discontinued operations in the accompanying financial statements.   The sale was effective December 31, 2004, and therefore, the operating activities of the insurance subsidiary during 2005 were assumed by the new owners.   Pursuant to the terms of the agreement, the buyer has until August 25, 2006 to present any breach of warranty or representation claims.

As a result of the sale, the operations related to the insurance agency subsidiary during the three and nine months ended September 30, 2004 have been reclassified as discontinued operations in the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements.

Summarized results of operations of the insurance agency for the three and nine months ended September 30, 2004 are as follows:

	Three Months	Nine Months
	Ended September 30, 2004	Ended September 30, 2004
	(In thousands)
Insurance agency commissions	$1,281	3,393
Other interest income	17	59
Total income	1,298	3,452

Salary and employee benefits	808	2,358
Occupancy and equipment	81	249
Professional fees	15	51
Marketing	37	104
Supplies	11	31
Intangible asset amortization	42	127
Other	106	353
Total expenses	1,100	3,273

Net income from discontinued operations before income taxes	198	179

Income tax (benefit) expense	81	108

Net income from discontinued operations, net of tax	$117	71

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)

Net income:
As reported	$881	$1,152	$2,736	$2,734
Stock-based compensation expense included in reported net income, net of tax	33	—	60	—
Compensation expense determined under fair value, net of tax	(54)	(22)	(123)	(66)
Pro forma	$860	$1,130	$2,673	$2,668
Basic earnings per share:
As reported	$0.22	$0.29	$0.68	$0.67
Pro forma	0.21	0.28	0.66	0.66
Diluted earnings per share:
As reported	$0.21	$0.28	$0.67	$0.66
Pro forma	0.21	0.28	0.65	0.65

(5)           Stock Repurchase Program

There were 2,000 shares of common stock repurchased during the quarter ended September 30, 2005 at an average price of $15.50 per share under a stock repurchase program authorized by the Board of Directors that allows the repurchase of up to 400,000 shares.  At September 30, 2005, there were 381,230 shares of our common stock remaining to be repurchased.

(6)           Dividends Declared

On August 23, 2005, we declared a quarterly cash dividend of $0.08 per share to all common shareholders of record on September 30, 2005, payable on October 20, 2005.  During the nine months ended September 30, 2005, total cash dividends of $.24 per share were declared.

(7)           Investment Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities at September 30, 2005 and December 31, 2004.

	September 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Debt securities:
U.S. agency securities	$61,657	$61	$(682)	$61,036
Mortgage-backed securities	85,582	525	(833)	85,274
Non-taxable municipal securities	29,902	589	(96)	30,395
Taxable municipal securities	930	53	—	983
Other debt securities	6,555	23	(50)	6,528
Total debt securities	184,626	1,251	(1,661)	184,216
Equity securities	8,708	46	(11)	8,743
Total available for sale securities	$193,334	$1,297	$(1,672)	$192,959

	December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Debt securities:
U.S. agency securities	$56,401	$270	$(472)	$56,199
Mortgage-backed securities	88,039	1,062	(435)	88,666
Non-taxable municipal securities	30,442	863	(73)	31,232
Taxable municipal securities	971	73	—	1,044
Other debt securities	6,057	139	—	6,196
Total debt securities	181,910	2,407	(980)	183,337
Equity securities	8,459	53	(7)	8,505
Total available for sale securities	$190,369	$2,460	$(987)	$191,842

Management does not believe that any of the securities with unrealized losses at September 30, 2005 are other than temporarily impaired.

(8)           Notes payable and Other Borrowings

During 2005, the Company paid off $3.4 million of corporate debt.  All other terms of the borrowing agreement remain consistent with the terms as of December 31, 2004.

(9)           Commitments and Contingencies

Commitments to extend credit to our customers with unused approved lines of credit were approximately $74.5 million at September 30, 2005.  Additionally, the contractual amount of standby letters of credit at September 30, 2005 was approximately $5.8 million.  These commitments involve credit risk in excess of the amount stated in the consolidated balance sheet.  Exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments.

(10)         Legal Proceedings

During the third quarter of 2005, a summary judgment was entered against the Company and its subsidiaries by a Nebraska district court in pending litigation regarding a contract provision in the Company’s 1999 acquisition of Ft. Calhoun State Bank, now operated as part of TeamBank, N.A.  Although this judgment is currently on appeal, it did result in a charge to other non-interest expense in the third quarter of $214,000.  We do not anticipate that any interest that may be accrued on this amount until the appeal is settled will be material to our financial position or operating results.  The Company does not believe that any other pending litigation to which we are a party will have a material adverse effect on our liquidity, financial condition, or results of operations.

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

On February 25, 2005, we completed the sale of Team Insurance Group, Inc., our insurance agency subsidiary.  Team Insurance Group, Inc., based in Tulsa, Oklahoma, was operated as a subsidiary of TeamBank, N.A. from December of 2002 until December, 2004 and offered employee benefit insurance and property and casualty insurance to businesses and individuals.  We sold all the issued and outstanding shares of the subsidiary to an unaffiliated third party for total cash consideration of $6.8 million.  Our investment in Team Insurance Group, Inc. as of February 25, 2005 was approximately $7.0 million.  A loss on the sale of the subsidiary of approximately $164,000 was recorded in the second quarter of 2005 upon finalization of the selling price and is presented, net of tax, as loss from discontinued operations.   The sale was effective December 31, 2004 and, therefore, the operating activities of the insurance subsidiary during 2005 were assumed by the new owners.   Pursuant to the terms of the agreement, the buyer has until August 25, 2006 to present any breach of warranty or representations claims.

As a result of the sale, the operations related to the insurance agency subsidiary during the three and nine months ended September 30, 2004 have been reclassified as discontinued operations in the unaudited consolidated financial statements and notes to the unaudited consolidated financial statements.

Summarized results of operations of the insurance agency for the three and nine months ended September 30, 2004 are set forth in note 3 to the consolidated financial statements herein.

FINANCIAL CONDITION

Total assets at September 30, 2005, were $682.1 million compared to $664.1 million at December 31, 2004, an increase of $18.0 million.  The increase was due primarily to the increase in loans receivable, which increased $37.6 million to $416.4 million at September 30, 2005, from $378.8 million at December 31, 2004.  The increase in loans receivable was funded with excess cash and an increase in deposits.

Investment Securities

Total investment securities were $192.9 million at September 30, 2005, compared to $191.8 million at December 31, 2004, an increase of $1.1 million, or 0.6%.  This increase was funded primarily with excess cash.

Loans Receivable

Loans receivable increased $37.6 million, or 9.9%, to $416.4 million at September 30, 2005, compared to $378.8 million at December 31, 2004.  This increase was primarily due to increases in real estate loans, primarily loans secured by construction and land development.

The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

	September 30, 2005		December 31, 2004
	Principal	Percent of	Principal	Percent of
	Balance	Total	Balance	Total
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$92,989	22.3%	$87,633	23.1%
Construction and land development	69,944	16.8	49,388	13.0
Commercial	135,997	32.7	122,007	32.2
Other	32,874	7.9	17,781	4.7
Commerical	56,588	13.6	67,970	18.0
Agricultural	11,343	2.7	14,919	3.9
Installment loans	12,462	3.0	13,691	3.6
Other	5,106	1.2	6,172	1.7
Gross loans	417,303	100.2	379,561	100.2
Less unearned fees	(860)	(0.2)	(790)	(0.2)
Total loans receivable	$416,443	100.0%	$378,771	100.0%

Included in one-to-four family real estate loans were loans held for sale of approximately $3.1 million at September 30, 2005 and $3.1 million at December 31, 2004.

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

The following table summarizes non-performing assets:

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Non-performing assets:
Non-accrual loans	1,864	1,281
Loans 90 days past due and still accruing	630	420
Restructured loans	1,039	1,053
Non-performing loans	3,533	2,754
Other real estate owned	383	408
Total non-performing assets	$3,916	$3,162
Non-performing loans as a percentage of total loans	0.85%	0.73%
Non-performing assets as a percentage of total assets	0.57%	0.48%

Non-performing assets totaled approximately $3.9 million at September 30, 2005, compared to $3.2 million at December 31, 2004, representing an increase of $0.7 million, or 21.9%.  The increase in non-performing assets was primarily a result of an increase in non-accrual loans of approximately $.6 million.

Non-performing loans of approximately $3.5 million at September 30, 2005 were comprised of several non-accrual loans totaling $1.9 million, restructured loans totaling $1.0 million and approximately $630,000 of loans 90 days past due and still accruing interest.  Loans reported as non-accrual at September 30, 2005 included several loans.  The two largest loans included in non-accrual were for a combined value of approximately $540,000 to a fencing company.  Other significant loans in non-accrual at September 30, 2005 included a loan for $220,000 and $157,000, both for single family dwellings, $132,000 with a construction company, and $114,000 for a single family dwelling.  These loans, aggregating approximately

$1.2 million, had specific reserves of approximately $410,000 at September 30, 2005.   Management does not anticipate a loss on these credits in excess of the specific reserves.

Other real estate owned of approximately $383,000 at September 30, 2005 consisted of seven properties.   The properties consisted of three commercial buildings and four single family dwellings. These properties are all located within our market areas and management is working to sell the real estate as soon as practical.

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

The following table summarizes the allowance for loan losses:

	Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Allowance at beginning of period	$4,898	$4,506
Provision for estimated loan losses	675	821
Loans charged off	(526)	(628)
Recoveries	343	167
Allowance at end of period	$5,390	$4,866

Annualized net charge-offs as a percent of total loans	0.06%	0.16%
Allowance as a percent of total loans	1.29%	1.27%
Allowance as a pecent of non-performing loans	152.56%	93.87%

The allowance for loan losses as a percent of non-performing loans increased to 152.56% at September 30, 2005, compared to 93.87% at September 30, 2004 due to a decrease in non-accrual loans at September 30, 2005 compared to September 30, 2004.   Non-accrual loans at September 30, 2005 were approximately $1.9 million compared to approximately $3.6 million at September 30, 2004, a decrease of approximately $1.7 million.  This decrease was primarily due to the resolution of a loan classified as non-accrual at September 30, 2004 for a single family dwelling of approximately $1 million that had specific reserves of approximately $200,000 as the property was collateralized.  This loan was foreclosed and the related property was sold in December 2004.

Deposits

Total deposits increased approximately $17.2 million to $485.2 million at September 30, 2005 from $468.0 million at December 31, 2004. This increase was primarily a result of an increase in certificates of deposits as a result of branch promotional campaigns offset by a decrease in checking deposits.

Principal maturities of time deposits at September 30, 2005 were as follows:

Year ending December 31:	(Dollars in thousands)
2005	$43,793
2006	138,033
2007	38,624
2008	13,226
2009	4,367
Thereafter	1,275
Total	$239,318

Notes Payable

Notes payable decreased approximately $3.3 million, or 94.3%, to $0.2 million at September 30, 2005, compared to approximately $3.5 million at December 31, 2004.  Approximately $0.9 million of this total decrease occurred during the third quarter of 2005.  The decrease is a result of the Company paying down its balance on the $6 million dollar revolving line of credit of corporate debt.

Regulatory Capital

We are subject to regulatory capital requirements administered by the Federal Reserve, the Federal Deposit Insurance Corporation and the Comptroller of the Currency.  Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions.  As of September 30, 2005 and December 31, 2004, we met all applicable capital adequacy requirements.  Regulatory capital ratios at September 30, 2005, were as follows:

Ratio	Actual	Minimum Required
Total capital to risk weighted assets	12.75%	8.00%
Core capital to risk weighted assets	11.62%	4.00%
Core capital to average assets	8.50%	4.00%

Liquidity

Liquidity is continuously forecasted and managed in order to satisfy cash flow requirements of depositors and borrowers and meet other operating cash flow needs.  We have developed internal and external sources of liquidity to meet our liquidity needs.  These sources include, but are not limited to, the ability to raise deposits through branch promotional campaigns, purchase brokered certificates of deposits, overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank of Topeka.

The most liquid assets are cash and cash equivalents and investment securities available-for-sale.  The levels of these assets are dependent on operating, financing, lending, and investing activities during any given period.  At September 30, 2005, these assets, approximating $214.8 million, consisted of $21.8 million in cash and cash equivalents and $193.0 in investment securities available-for-sale.  Approximately $154.1 million of these investment securities were pledged as collateral for borrowings, repurchase agreements and for public funds on deposit at September 30, 2005.

At September 30, 2005, there was approximately $24.7 million borrowing capacity remaining under existing agreements with the Federal Home Loan Bank of Topeka.

RESULTS OF CONTINUING OPERATIONS

Net Interest Income

Net interest income before provision for loan losses for the three months ended September 30, 2005 totaled $5.4 million compared to $4.8 million for the same period in 2004, an increase of $0.6 million, or 12.5%.  Net interest income before provision for loan losses for the nine months ended September 30, 2005 totaled $15.7 million compared to $14.3 million for the same period in 2004, an increase of $1.4 million, or 9.8%.

Net interest margin, adjusted for the tax effect of tax exempt securities, as a percent of average earning assets, was 3.63% for the three months ended September 30, 2005, compared to 3.45% for the three months ended September 30, 2004.  Tax equivalent net interest margin as a percent of average earning assets was 3.61% for the nine months ended September 30, 2005, compared to 3.47% for the nine months ended September 30, 2004.  The average cost of interest-bearing liabilities increased 51 and 35 basis points for the respective three and nine months ended September 30, 2005, compared to the same periods in 2004.  The average rate of interest-earning assets increased 59 basis points for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004.  The average rate of interest earning assets increased 42 basis points for the nine months ended September 30, 2005 compared to the same period in 2004. The result was an increase in net interest income of $599,000 and $1,349,000 including the tax equivalent impact on tax exempt securities for the three and nine months ended September 30, 2005 compared to the same periods in 2004.

The following tables present certain information relating to net interest income for the three and nine months ended September 30, 2005 and 2004.  The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown.

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3)	$409,147	$7,136	6.92%	$368,853	$5,740	6.17%
Investment securities-taxable	165,563	1,815	4.35%	172,449	1,830	4.21%
Investment securities-nontaxable (4)	30,390	518	6.76%	30,198	525	6.90%
Interest-bearing deposits	5,215	44	3.35%	2,726	7	1.02%
Other assets	480	11	9.09%	480	11	9.09%
Total interest earning assets	$610,795	$9,524	6.19%	$574,706	$8,113	5.60%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$176,269	$516	1.16%	$181,797	$316	0.69%
Time deposits	230,861	1,792	3.08%	195,894	1,145	2.32%
Federal funds purchased and securities sold under agreements to repurchase	6,991	51	2.89%	13,343	48	1.43%
Federal Home Loan Bank advances and other borrowings	111,556	1,186	4.22%	115,333	1,224	4.21%
Subordinated debentures	16,005	388	9.62%	16,005	388	9.62%
Total interest bearing liabilities	$541,682	$3,933	2.88%	$522,372	$3,121	2.37%
Net interest income (tax equivalent)		$5,591			$4,992
Interest rate spread			3.31%			3.22%
Net interest earning assets	$69,113			$52,334
Net interest margin (4)			3.63%			3.45%
Ratio of average interest bearing liabilities to average interest earning assets	88.68%			90.89%

(1)   Loans are net of deferred loan fees.

(2)   Non-accruing loans are included in the computation of average balances.

(3)   The Company includes loan fees in interest income.  These fees for the three months ended September 30, 2005 and 2004 were $308,000 and $226,000, respectively.

(4)   Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended September 30, 2005 and 2004 were $208,000 and $217,000, respectively.

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2) (3)	$398,431	$20,141	6.76%	$360,568	$17,162	6.36%
Investment securities-taxable	165,885	5,483	4.42%	180,502	5,516	4.09%
Investment securities-nontaxable (4)	30,365	1,498	6.60%	29,878	1,560	6.98%
Interest-bearing deposits	9,102	183	2.69%	5,428	33	0.81%
Other assets	480	34	9.47%	480	34	9.47%
Total interest-earning assets	$604,263	$27,339	6.05%	$576,856	$24,305	5.63%

Interest-bearing liabilities:
Savings deposits and interest-bearing checking	$182,954	$1,398	1.02%	$184,978	$914	0.66%
Time deposits	221,515	4,776	2.88%	198,109	3,409	2.30%
Federal funds purchased and securities sold under agreements to repurchase	5,781	107	2.48%	9,597	82	1.14%
Federal Home Loan Bank advances and other borrowings	113,037	3,573	4.23%	115,117	3,764	4.37%
Subordinated debentures	16,005	1,165	9.73%	16,005	1,165	9.73%
Total interest-bearing liabilities	$539,292	$11,019	2.73%	$523,806	$9,334	2.38%
Net interest income (tax equivalent)		$16,320			$14,971
Interest rate spread			3.32%			3.25%
Net interest-earning assets	$64,971			$53,050
Net interest margin (4)			3.61%			3.47%
Ratio of average interest-bearing liabilities to average interest-earning assets	89.25%			90.80%

(1)   Loans are net of deferred loan fees.

(2)   Non-accruing loans are included in the computation of average balances.

(3)   The Company includes loan fees in interest income.  These fees for the nine months ended September 30, 2005 and 2004 were $910,000 and $710,000, respectively.

(4)   Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the nine months ended September 30, 2005 and 2004 were $609,000 and $651,000, respectively.

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

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	Compared To			Compared To
	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans receivable, net (1) (2) (3)	$627	$769	1,396	$1,802	$1,177	2,979
Investment securities-taxable	(73)	58	(15)	(447)	414	(33)
Investment securities-nontaxable (4)	3	(10)	(7)	25	(87)	(62)
Interest-bearing deposits	6	31	37	22	128	150
Other assets	—	—	—	—	—	—
Total interest income	$563	$848	1,411	$1,402	$1,632	3,034

Interest expense:
Savings deposits and interest bearing checking	$(10)	$210	200	$(10)	$494	484
Time deposits	204	443	647	403	964	1,367
Federal funds purchased and securities sold under agreements to repurchase	(23)	26	3	(33)	58	25
Federal Home Loan Bank advances and other borrowings	(40)	2	(38)	(68)	(123)	(191)
Subordinated debentures	0	0	0	0	0	0
Total interest expense	131	681	812	292	$1,393	1,685
Net change in net interest income	$432	167	599	$1,110	239	1,349

(1)   Loans are net of deferred loan fees.

(2)   Non-accruing loans are included in the computation of average balances.

(3)   The Company includes loan fees in interest income.  These fees for the three months ended September 30, 2005 and 2004 were $308,000 and $226,000, and for the nine months ended September 30, 2005 and 2004 were $910,000 and $710,000.

(4)   Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended September 30, 2005 and 2004 were $208,000 and $217,000, and for the nine months ended September 30, 2005 and 2004 were $609,000 and $651,000.

Interest-earning assets

The average rate on interest-earning assets was 6.19% for the three months ended September 30, 2005, representing an increase of 59 basis points from 5.60% for the same three months ended 2004.  The average rate on interest-earning assets was 6.05% for the nine months ended September 30, 2005 compared to 5.63% for the same nine months of 2004, an increase of 42 basis points. Interest-earning assets are comprised of loans receivable, investment securities, interest-bearing deposits and an investment in a non-consolidated wholly owned subsidiary that was formed for the purpose of issuing trust preferred securities.

The average rate on loans receivable increased 75 basis points to 6.92% for the three months ended September 30, 2005, compared to 6.17% for the three months ended September 30, 2004.  The average rate on loans receivable increased 40 basis points to 6.76% for the nine months ended September 30, 2005, compared to 6.36% for the nine months ended September 30, 2004.

The average balance of loans receivable increased approximately $40.3 million during the three months ended September 30, 2005 compared to the same three months ended 2004 and $37.9 million during the nine months ended September 30, 2005 compared to the same nine months ended September 30, 2004.  As a result of the increase in average rates and average balances, interest income from loans receivable increased approximately $1.4 million, or 24.3%, during the three months ended September 30, 2005 compared to September 30, 2004 and approximately $3.0 million, or 17.4%, during the nine months ended September 30, 2005 compared to September 30, 2004.

The average rate on investment securities, adjusted for the tax effect of tax exempt securities, increased 11 basis points to 4.72% for the three months ended September 30, 2005 compared to 4.61% for the three months ended September 30, 2004 and 26 basis points to 4.76% for the nine months ended September 30, 2005 compared to 4.50% for the nine months ended September 30, 2004.  This increase in average interest rate was offset by a decrease in the average balance of approximately $6.7 million and $14.1 million during the three months and nine months ended September 30, 2005, respectively, as compared to the previous year.  As a result of the increase in interest rates and the decrease in average balances, interest income from investment securities, adjusted for the tax effect of tax exempt securities, decreased approximately $22,000 and $95,000 during the three and nine months ended September 30, 2005 compared to the same periods of 2004.

Interest-bearing liabilities

The average rate paid on interest-bearing liabilities increased 51 basis points to 2.88% for the three months ended September 30, 2005, compared to 2.37% for the same three months ended 2004.  The average rate paid on interest-bearing liabilities increased 35 basis points to 2.73% for the nine months ended September 30, 2005, compared to 2.38% for the same nine months ended 2004.  Interest-bearing liabilities are comprised of savings and interest bearing checking deposits, time deposits, federal funds purchased and securities sold under agreements to repurchase, holding company notes payable, Federal Home Loan Bank advances and other borrowings, and subordinated debentures held by our subsidiary trust which issued the trust preferred securities.

The average rate paid on interest-bearing savings and interest-bearing checking deposits increased 47 basis points to 1.16% for the three months ended September 30, 2005 compared to 0.69% for the three months ended September 30, 2004.  The average rate paid on time deposits increased 76 basis points to 3.08% during the third quarter of 2005 from 2.32% during the third quarter of 2004.  The average rate paid on interest-bearing savings and interest-bearing checking deposits increased 36 basis points to 1.02% for the nine months ended September 30, 2005, compared to 0.66% for the nine months ended September 30, 2004. The average rate paid on time deposits increased 58 basis points to 2.88% during the nine months ended September 30, 2005 compared to 2.30% during the nine months ended September 30, 2004.

The effective interest rate on the subordinated debentures was 9.62% for the three months ended September 30, 2005 and 2004 and 9.73% for the nine months ended September 30, 2005 and 2004.  The difference between the contractual interest rate of 9.50% on the Trust Preferred Securities and the effective interest rate is the amortization of debt issuance costs.  The debt issuance costs are being amortized over a 30-year period ending August 10, 2031.

Provision for Loan Losses

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market areas, and other factors related to the collectibility of the loan portfolio.  After considering the above factors, management recorded a provision for loan losses on loans totaling $263,000 for the three months ended September 30, 2005, and $261,000 for the three months ended September 30, 2004. The provision for loan losses for the nine months ended September 30, 2005, was $675,000, compared to $821,000 for the nine months ended September 30, 2004.  The decrease in the provision for loan losses was due to increased loan quality.

Non-Interest Income

The following table summarizes non-interest income for the three and nine months ended September 30, 2005, compared to the same periods ended September 30, 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Service charges	$1,029	$1,086	$2,931	$2,928
Trust fees	159	179	529	491
Brokerage service revenue	55	48	131	197
Gain on sales of mortgage loans	240	241	667	961
Gain (loss) on sales of investment securities	—	(25)	—	(54)
Mortgage servicing fees	59	69	189	221
Merchant processing fees	9	63	28	166
ATM and debit card fees	107	99	305	268
Bank owned life insurance income	209	198	625	623
Other	126	87	355	279
Total non-interest income	$1,993	$2,045	$5,760	$6,080

Non-interest income for the three months ended September 30, 2005 decreased approximately 2.5% compared to the three months ended September 30, 2004.  Non-interest income for the nine months ended September 30, 2005 decreased approximately 5.3% compared to the nine months ended September 30, 2004.

Contributing to the decrease in non-interest income for the three and nine months ended September 30, 2005 was a decrease in gain on sales of mortgage loans.  Gain on sales of mortgage loans decreased 0.4% during the quarter ended September 30, 2005 and 30.6%, during the nine months ended September 30, 2005, compared to the same periods ended September 30, 2004.  The decrease in gain on sales of mortgage loans experienced in 2005 was the result of a decrease in the volume of loans originated and sold compared to 2004.

Non-Interest Expense

The following table presents non-interest expense for the three and nine months ended September 30, 2005, compared to the same periods ended September 30, 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Salaries and employee benefits	$2,811	$2,651	$8,261	$7,988
Occupancy and equipment	705	699	2,072	2,031
Data processing	726	632	2,137	1,884
Professional fees	346	274	1,001	907
Marketing	106	120	253	274
Supplies	98	93	259	264
Intangible asset amortization	151	185	464	613
Other	1,069	850	2,696	2,605
Total non-interest expenses	$6,012	$5,504	$17,143	$16,566

Non-interest expense increased approximately 9.1%, for the three months ended September 30, 2005, compared to the three months ended September 30, 2004.  Non-interest expense increased approximately 3.5%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Contributing to the increase in non-interest expense was an increase in data processing expense of 14.9% and 13.4% during the three and nine months ended September 30, 2005, respectively, compared to the same periods ended September 30, 2004.   These increases were due to increased software license expense and increased data processing fees.

In September of 2005, a summary judgment was entered against the Company and its subsidiaries by a Nebraska district court in pending litigation regarding a contract provision in the Company’s 1999 acquisition of Ft. Calhoun State Bank, now operated as part of TeamBank, N.A.  Although this judgment is currently on appeal, it did result in a charge to other non-interest expense in the third quarter of $214,000.  We do not anticipate that any interest that may be accrued on this amount until the appeal is settled will be material to our financial position or operating results.

Income Tax Expense

We recorded income tax expense of $220,000 for the three months ended September 30, 2005, an increase of $200,000 compared to income tax expense of $20,000 for the three months ended September 30, 2004.   The effective tax rate for the three months ended September 30, 2005, was 20.0%, compared to 1.9% for the three months ended September 30, 2004.   Income tax expense for the nine months ended September 30, 2005 was $809,000, an increase of $459,000 from $350,000 recorded for the nine months ended September 30, 2004.  The effective tax rate for the nine months ended September 30, 2005, was 22.1%, compared to 11.6% for the nine months ended September 30, 2004.

The increases in effective tax rates for the three and nine months ended September 30, 2005 compared to the same periods ended September 30, 2004 were primarily due to the reversal, in the prior year, of previous year overaccruals of tax liabilities of $165,000.  The remaining increase was due to an increase in taxable income relative to the total pretax earnings between periods.

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

The following table indicates that at September 30, 2005, if there had been a sudden and sustained increase in prevailing market interest rates, our 2005 interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

	Net interest	(Decrease)
Change in interest rates	income	increase	% change
	(Dollars in thousands)
200 basis point rise	$24,673	$1,662	7.22%
100 basis point rise	23,842	831	3.61%
Base rate scenario	23,011	—	—
100 basis point decline	21,667	(1,344)	(5.84)%
200 basis point decline	19,117	(3,894)	(16.92)%

Item 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2005, management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities Exchange Commission’s rules and forms.

Change in Internal Controls

No changes in our internal controls over financial reporting have occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II                 OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

During the third quarter of 2005, a summary judgment was entered against the Company and its subsidiaries by a Nebraska district court in pending litigation regarding a contract provision in the Company’s 1999 acquisition of Ft. Calhoun State Bank, now operated as part of TeamBank, N.A.  Although this judgment is currently on appeal, it did result in a charge to other non-interest expense in the amount of $214,000.  We do not anticipate that any interest that may be accrued on this amount until the appeal is settled will be material to our financial position or operating results.  The Company does not believe that any other pending litigation to which we are a party will have a material adverse effect on our liquidity, financial condition, or results of operations.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table summarizes information about the shares of common stock we repurchased during the nine months ended September 30, 2005.

			Total Number of
			Shares Purchased
			as Part of	Maximum Number
	Total Number		Publicly	of Shares That
	of Shares	Average Price	Announced	May Yet Be purchased
Period	Purchased	Paid per Share	Program	Under The Program

January 1- January 31	—	—	—	383,230
February 1-Februaray 28	—	—	—	383,230
March 1 - March 31	—	—	—	383,230
April 1-April 30	—	—	—	383,230
May 1-May 31	—	—	—	383,230
June 1- June 30	—	—	—	383,230
July 1-July 31	—	—	—	383,230
August 1- August 31	—	—	—	383,230
September 1- September 30	2,000	15.50	2,000	381,230
Total	2,000	$15.50	2,000

The Board of Directors approved a stock repurchase program, announced October 14, 2004, authorizing the repurchase of up to 400,000 shares of our common stock.  During the nine months ended September 30, 2005, all stock repurchases were made pursuant to this repurchase plan.  The stock repurchase program does not have an expiration date.

Item 6.    EXHIBITS

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)
3.2	Amended Bylaws of Team Financial, Inc. (1)
4.1	Form of Indenture. (5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1). (5)
4.3	Certificate of Trust. (5)
4.4	Trust Agreement. (5)

4.5	Form of Amended and Restated Trust Agreement. (5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (5)
4.7	Form of Preferred Securities Guarantee Agreement. (5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 1, 2004. (6)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 1, 2004. (6)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)
10.7-10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)
10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)
10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (7)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (3)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (3)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (3)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (3)
10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (3)
10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (3)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (3)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (3)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (3)

10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs dated January 1, 2004. (7)
10.30	Stock Purchase Agreement dated February 7, 2005 between TeamBank, N.A. and International Insurance Brokers, Ltd., LLC. (8)
11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350. (8)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350. (8)

(1)           Filed with Registration Statement on Form S-1 dated August 6, 2001, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.

(2)           Filed with the amended Form 8-K dated December 18, 2002 and incorporated herein by reference.

(3)           Filed with Annual Report on Form 10-K for the Year Ending December 31, 2002, and incorporated herein by reference.

(4)           Filed with quarterly report on form 10-Q for the period ended September 30, 2000 and incorporated herein by reference.

(5)           Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, (Registration Statement No. 333-64934) and are incorporated herein by reference.

(6)           Filed with Annual Report on Form 10-K for the Year Ending December 31, 2003, and incorporated herein by reference.

(7)           Filed with quarterly report on form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.

(8)           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 14, 2005	By:	/s/ Robert J. Weatherbie
Robert J. Weatherbie
Chairman and
Chief Executive Officer

Date:	November 14, 2005	By:	/s/ Michael L. Gibson
Michael L. Gibson
President of Investments and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)
3.2	Amended Bylaws of Team Financial, Inc. (1)
4.1	Form of Indenture. (5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1). (5)
4.3	Certificate of Trust. (5)
4.4	Trust Agreement. (5)
4.5	Form of Amended and Restated Trust Agreement. (5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (5)
4.7	Form of Preferred Securities Guarantee Agreement. (5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 1, 2004. (6)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 1, 2004. (6)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)
10.7-10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)
10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)
10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (7)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (3)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (3)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (3)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (3)
10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (3)

10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (3)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (3)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (3)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (3)
10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs dated January 1, 2004. (7)
10.30	Stock Purchase Agreement dated February 7, 2005 between TeamBank, N.A. and International Insurance Brokers, Ltd., LLC. (8)
11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (8)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (8)

(1)           Filed with Registration Statement on Form S-1 dated August 6, 2001, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.

(2)           Filed with the amended Form 8-K dated December 18, 2002 and incorporated herein by reference.

(3)           Filed with Annual Report on Form 10-K for the Year Ending December 31, 2002, and incorporated herein by reference.

(4)           Filed with quarterly report on form 10-Q for the period ended September 30, 2000 and incorporated herein by reference.

(5)           Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, (Registration Statement No. 333-64934) and are incorporated herein by reference.

(6)           Filed with Annual Report on Form 10-K for the Year Ending December 31, 2003, and incorporated herein by reference.

(7)           Filed with quarterly report on form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.

(8)           Filed herewith.