Form 10-K
period 2005-12-31
TEAM FINANCIAL INC /KS
filed 2006-03-30
CIK 1082484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number: 000-26335

TEAM FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

KANSAS (State or other jurisdiction of incorporation or organization)	48-1017164 (I.R.S. Employer Identification No.)
8 West Peoria, Suite 200, Paola, Kansas, 66071 (Address of principal executive offices) (Zip Code)
Registrant’s telephone, including area code: (913) 294-9667
Securities registered pursuant to Section 12(g) of the Act: Common stock, no par value (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of $13.88 per share as reported on June 30, 2005 on the Nasdaq National Market, was $39,446,780.

There were 3,970,884 shares of the Registrant’s common stock, no par value, outstanding as of March 30, 2006.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Portions of Registrant’s definitive proxy statement for its 2006 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2005 will be incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.                        Business

General Description

Team Financial, Inc. (the Company) is a financial holding company incorporated in the State of Kansas. Our common stock is listed on the Nasdaq National Market under the symbol “TFIN”.

We offer full service community banking and financial services through 18 locations in Kansas, Missouri, Nebraska and Colorado through our wholly owned banking subsidiaries, TeamBank, N.A., and Colorado National Bank. Our presence in Kansas consists of seven locations in the Kansas City metropolitan area and three locations in southeast Kansas. We operate two locations in western Missouri, three in metropolitan Omaha, Nebraska, and three in metropolitan Colorado Springs, Colorado.

We were formed in 1986 when our founders, along with an Employee Stock Ownership Plan (ESOP), purchased a one-bank holding company in Paola, Kansas, in a leveraged transaction. Since formation, we have grown from $85 million in assets to $697 million in assets as of December 31, 2005. This growth was achieved through a combination of bank and branch acquisitions, the establishment of new branches and by internal growth. In 1999 our common stock began trading on the Nasdaq National Market upon completion of a public offering.

The ESOP owned 23.1% of our outstanding common stock as of December 31, 2005. Management believes the ESOP reflects our corporate culture in that employees are the integral component of a financial institution. Management intends to continue the ESOP, as it is a significant incentive to attract and retain qualified employees.

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

Our assortment of lending services includes:

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

•       real estate development;

•       construction lending; and

•       agricultural lending.

We also provide a broad selection of deposit instruments which include:

•       multiple checking and NOW accounts for both personal and business accounts;

•       various savings accounts, including those for minors;

•       money market accounts;

•       tax qualified deposit accounts such as Health Savings Accounts and Individual Retirement Accounts; and

•       a broad array of certificate of deposit products.

We also support our customers by providing services such as:

•       functioning as a federal tax depository;

•       access to merchant bankcard services;

•       various forms of electronic funds transfer;

•       debit cards and credit cards; and

•       telephone and internet banking.

Through our trust and estate planning and our personal investment financial counseling services, we offer a wide variety of mutual funds, equity investments, and fixed and variable annuities.

We participate in the wholesale capital markets through the management of our investment securities portfolio and our use of various forms of wholesale funding. Our investment securities portfolio contains a variety of instruments, including callable debentures, taxable and nontaxable debentures, fixed and adjustable rate mortgage backed securities and collateralized mortgage obligations.

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Our operations are also affected by non-interest income, such as service charges, loan fees, and gains and losses from the sale of mortgage loans. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, data processing expenses, occupancy costs, and provisions for loan losses.

Recent Developments

On February 25, 2005, we completed the sale of Team Insurance Group, Inc., our insurance agency subsidiary. This subsidiary was operated as a subsidiary of TeamBank, N.A. from December of 2002 until December, 2004 and offered employee benefit insurance and property and casualty insurance to businesses and individuals. We sold all the issued and outstanding shares of the subsidiary to an unaffiliated third party for total cash consideration of $6.8 million after adjustments. Our investment in this subsidiary as of February 25, 2005 was approximately $7.0 million. As a result of the sale, the operations related to this subsidiary have been reclassified in discontinued operations in the consolidated financial statements and related footnotes. A loss on the sale of the subsidiary of approximately $164,000 was recorded in the second quarter of 2005 upon finalization of the selling price and is presented in our consolidated financial statements, net of tax, in loss from discontinued operations.  The sale was effective December 31, 2004 and, therefore, the operating activities of the insurance subsidiary during 2005 were assumed by the new owners.  Pursuant to the terms of the agreement, the buyer has until August 25, 2006 to present any breach of warranty or representations claims.

During 2004, we opened two de novo branches in the Colorado Springs, Colorado metropolitan area. One opened for operation in March of 2004 in downtown Colorado Springs and the second opened in June of 2004 in Monument, Colorado, on the Interstate 25 corridor north of Colorado Springs.

Competition

We face a high degree of competition. In our market areas, there are numerous small banks and several larger national and regional financial banking groups. We also compete with savings and loan associations, credit unions, leasing companies, mortgage companies, and other financial service providers. Many of these competitors have capital resources and legal lending limits substantially in excess of our capital resources and legal lending limits.

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

We face competition for our personnel. We compete for our personnel by offering competitive wages and benefit packages in our respective markets and by offering a pleasant work environment through our emphasis as a community banking culture. Management also believes that the ESOP contributes to our ability to effectively retain personnel in our market areas because it provides incentives for employees to continue their employment and motivation to enhance shareholder value.

We will also face significant competition from other financial institutions in any potential acquisitions. This competition can increase purchase prices to levels beyond our financial capability or to levels that would not result in economical returns on our investment.

We have two wholly owned bank subsidiaries. The table below presents information concerning these subsidiaries.

			Asset size at
	Number of	Lending	December 31,
Name of Bank	locations	Limit	2005
		(In millions)
TeamBank, N.A. Paola, Kansas a national banking association	15	$7.6	$585
Colorado National Bank Colorado Springs, Colorado, a national banking association	3	1.4	110

Market Areas Served

TeamBank, N.A.

TeamBank, N.A. has banking locations in Kansas, Missouri, and Nebraska. TeamBank, N.A.’s primary Kansas service area is in Miami County, Kansas.

TeamBank, N.A.’s Miami County branches are located in Paola, the county seat of Miami County, Osawatomie, the second largest city in the county and Spring Hill, a community developed across the Miami County and Johnson County border. TeamBank, N.A. also operates a branch in Ottawa, Kansas, the county seat of adjoining Franklin County; Iola, Kansas, the county seat of Allen County; and operates two locations in Parsons, Kansas of Labette County. TeamBank, N.A.’s Johnson County branches are located in Prairie Village and De Soto, Kansas. TeamBank, N.A.’s Missouri service areas are in Barton and Vernon counties, which adjoin each other and are located in the southwest section of Missouri along the Kansas-Missouri border. TeamBank, N.A. also operates three facilities in the Omaha, Nebraska metropolitan area. The primary Nebraska service areas are in Washington and Sarpy Counties.

Colorado National Bank

Colorado National Bank, located in Colorado Springs, Colorado, services El Paso County and Teller County, which are located along the front range of the Colorado Rocky Mountains. In January 2003, the name of Colorado Springs National Bank was changed to Colorado National Bank to reflect our expansion plans to other markets beyond Colorado Springs along the front range of the Colorado Rocky Mountains. The bank operates two full service branches in Colorado Springs and a third branch located in Monument, Colorado, which is a community located between Denver and Colorado Springs, along the growing Interstate 25 corridor.

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

Acquisitions

Management believes that the consolidation in the banking industry, along with the easing of legal requirements of branch banking throughout Kansas, Missouri, Nebraska, and Colorado as well as increased regulatory requirements, concerns about technology and marketing, are likely to lead owners of community banks within these areas to explore the possibility of sale or combination with broader-based financial service companies such as ourselves. In addition, branching opportunities can arise from time to time as a result of divestiture of branches by large national and regional bank holding companies of certain overlapping branches resulting from consolidations. As a result, branch locations have become available for purchase. We completed three branch acquisitions and three bank holding company acquisitions from 1997 through 2003.

Management’s strategy in assimilating acquisitions is to emphasize revenue growth and to continuously review the operations of the acquired entities and streamline operations where feasible. Management does not believe that implementing wholesale administrative cost reductions in acquired institutions is beneficial to our long-term growth, because significant administrative changes in community banks can have an adverse impact on customer satisfaction in the acquired institution’s community. However, management has determined that certain human resource, operations, and accounting functions can be consolidated immediately upon acquisition to achieve greater efficiencies without compromising customer service.

Branch Location Expansion

On an ongoing basis, management reviews opportunities to expand through acquisition of branches or developing de novo branches. Because of the economic growth over the past several years in the Omaha, Nebraska area, the Colorado Springs, Colorado area, as well as Johnson County, Kansas; management may consider further branch expansion in these areas. However, we will not rule out branch expansion in other areas experiencing economic growth.

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

•       the effect of the acquisition on earnings per share and book value, seeking acquisitions that will be accretive to earnings within 18 months of the acquisition;

•       whether we have sufficient management and other resources to integrate or add the operations of the target or branch; and

•       the investment required for, and opportunity costs of, the acquisition or branch.

Internal Growth

We believe that our largest source of internal growth is through our ongoing solicitation practices conducted by bank presidents, market leaders and lending officers, followed by referrals from customers. The primary reason for referrals is positive customer feedback regarding our customer service and response time.

Our goal in continuing our expansion is to maintain a profitable, customer-focused financial institution. We believe that our existing structure, management, data and operational systems are sufficient to achieve further internal growth in asset size, revenues, and capital without proportionate increases in operating costs. This internal growth should also allow us to increase the legal lending limits of our banks, thereby enabling us to increase our ability to serve the needs of existing and new customers. Our operating strategy has always been to provide high quality community banking services to our customers and increase market share through active solicitation of new business, repeat business, referrals from customers, and continuation of selected promotional strategies.

For the most part, our banking customers seek a banking relationship with a service-oriented community banking organization. Our operational systems have been designed to facilitate personalized service. Management believes our banking locations have an atmosphere which facilitates personalized services and decision-making, yet are of sufficient financial size with broad product lines to meet customers’ needs. Management also believes that economic expansion in our market areas will continue to contribute to internal growth. Through our primary emphasis on customer service and our management’s banking experience, we intend to continue internal growth by attracting customers and primarily focusing on the following:

•       Products Offered—We offer personal and corporate banking services, trust and estate planning, mortgage origination, mortgage servicing, personal investment, and financial counseling services as well as internet and telephone banking. We offer a full range of commercial banking services, checking accounts, ATM’s, checking accounts with interest, savings accounts, money market accounts, certificates of deposit, NOW accounts, Health Savings Accounts, Individual Retirement Accounts, brokerage and residential mortgage services, branch banking, and debit and credit cards. We also offer installment loans, including auto, recreational vehicle, and other secured and unsecured loans sourced directly by our branches. See “Loans” below for a discussion of products we provide to commercial accounts.

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

Loans

We provide a broad range of commercial and retail lending services. Our banks follow a uniform credit policy, which contains underwriting and loan administration criteria, levels of loan commitment, loan types, credit criteria, concentration limits, loan administration, loan review and grading and related matters. In addition, we provide ongoing loan officer training and operate a centralized processing and servicing center for loans. Each loan portfolio is subject to loan review on a regular basis in accordance with our loan review process. At December 31, 2005, substantially all loans outstanding were to customers within our market areas.

Loan Administration

We maintain a loan committee approach to lending, which we believe yields positive results in both responsiveness to customer needs and asset quality. Each of our subsidiary banks and some branches have a loan committee, which meets at least once per week to review and discuss loans. Each bank and some branches also have a loan level threshold, which, if exceeded, requires the approval of our holding company loan committee, which meets on an on-call basis. Interest rates charged on loans vary with the degree of risk, maturity, costs of underwriting and servicing, loan amount, and the extent of other banking relationships maintained with customers, and are further subject to competitive pressures, availability of funds and government regulations.

Commercial Loans

These loans consist primarily of loans to businesses for various purposes, including revolving lines of credit, equipment financing, and accounts receivable factoring. Commercial loans secured by collateral other than real estate generally mature within one year, have adjustable interest rates and are secured by inventory, accounts receivable, machinery, government guarantees, or other commercial assets. Revolving lines of credit are generally for business purposes, mature annually and have adjustable interest rates. The primary repayment risk of commercial loans is the failure of the borrower’s business.

Real Estate Loans

These loans include various types of loans for which we hold real property as collateral. Interest rates on these loans typically adjust annually. Real estate construction loans include commercial and residential real estate construction loans, but are principally made to builders to construct business buildings or single and multi-family residences. Real estate construction loans typically have maturities of six to 12 months, and are charged origination fees. Terms may vary depending upon many factors, including the type of project and financial condition of the borrower. It is our standard practice in making commercial loans to receive real estate as collateral in addition to other appropriate collateral. Therefore, loans categorized in the other real estate loan category can be characterized as commercial loans, which are secured by real estate. Commercial loans secured by real estate typically have adjustable interest rates. The primary risks of real estate mortgage loans include the borrower’s inability to pay, deterioration in value and increased government planning and zoning activity that may negatively affect the value of real estate that is held as collateral.

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

Employees

As of December 31, 2005, we had approximately 240 full-time equivalent employees. Neither our company nor any of our subsidiaries is a party to any collective bargaining agreement.

Principal Sources of Revenue

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Our operations are also affected by non-interest income, such as service charges, loan fees, and gains and losses from the sale of mortgage loans. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, data processing expense, occupancy costs, and provisions for loan losses.

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

The Federal Reserve Board has adopted a system using risk-based capital adequacy guidelines to evaluate the regulatory capital adequacy of financial holding companies. The guidelines apply on a consolidated basis to financial holding companies with consolidated assets of at least $150 million. Under the risk-based capital guidelines, different categories of assets are assigned to different risk categories based generally on the perceived credit risk of the asset. The risk weights of the particular category are multiplied by the corresponding asset balances and added together to determine a risk-weighted asset base. Some off-balance sheet items, such as loan commitments in excess of one year, mortgage loans sold with recourse and letters of credit, are added to the risk-weighted asset base by converting them to a credit equivalent and assigning them to the appropriate risk category. For purposes of the Federal Reserve Board’s regulatory risk-based capital guidelines, total capital is defined as the sum of core and secondary capital elements, with secondary capital being limited to 100% of core capital. For financial holding companies, core capital, also known as Tier 1 capital, generally includes common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries, less goodwill and other intangible assets. No more than 25% of core capital elements may consist of cumulative preferred stock. Secondary capital, also known as Tier 2 capital, generally includes the allowance for loan losses limited to 1.25% of weighted risk assets, certain forms of perpetual preferred stock, as well as hybrid capital instruments. The Federal Reserve Board’s regulatory guidelines require a minimum ratio of qualifying total capital to weighted risk assets of 8%, of which at least 4% should be in the form of core capital. At December 31, 2005, our core capital was $56.7 million.

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

The table below presents certain capital ratios at December 31, 2005.

		Minimum
Ratio	Actual	required
Total capital to risk weighted assets	12.72%	8.00%
Core capital to risk weighted assets	11.60%	4.00%
Core capital to average assets	8.42%	4.00%

Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve Board of appropriate supervisory or enforcement actions, including but not limited to delaying or denying pending or future applications to acquire additional financial or bank holding companies.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act (the Act), signed into law in 2002, addresses issues related to corporate governance of publicly traded companies. The Act requires, among other items, certification of the quality of financial reporting by the Chief Executive Officer and Chief Financial Officer, enhanced and timely disclosure of financial reporting and strengthens the rules regarding auditor and audit committee independence. Certain provisions of the Act were effective immediately and others became effective or are in process of becoming effective through Securities and Exchange Commission rules. As of the end of fiscal year 2007, the Company expects to be subject to all provisions of the Act and anticipates increased future expenditures in order to comply with the provisions of the Act.

The Banks

General

We own two national chartered banks. TeamBank, N.A. and Colorado National Bank, as national banks, are subject to regulations by the Office of the Comptroller of the Currency. The deposits of the banks are insured by the Federal Deposit Insurance Corporation.

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

Dividend Restrictions

Dividends paid by our banks to the holding company provide a substantial amount of our operating and investing cash flow. During 2005, our subsidiary banks paid $5,730,000 in dividends to the holding company and could have paid an additional $1,200,000 without prior regulatory approval.

With respect to national banks, the directors may declare dividends of as much of the bank’s undivided profits as they deem expedient, except until the bank’s surplus fund equals its common capital at which time, no dividends may be declared unless the bank has carried to the surplus fund at least one-tenth of the bank’s net income of the preceding half year in the case of quarterly or semiannual dividends, or at least one-tenth of its net income of the preceding two consecutive half-year periods in the case of annual dividends. However, the Comptroller of the Currency’s approval is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net income of that year combined with its retained net income of the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

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

The table below presents the regulatory capital ratios of TeamBank N.A. and Colorado National Bank at December 31, 2005.

	TeamBank, N.A.		Colorado National Bank
		Minimum		Minimum
Ratio	Actual	Required	Actual	Required
Total capital to risk weighted assets	12.18%	8.00%	13.34%	8.00%
Core capital to risk weighted assets	11.05%	4.00%	12.31%	4.00%
Core capital to average assets	8.16%	4.00%	8.04%	4.00%

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

Interstate Banking Legislation

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which became effective September 1995, eliminated many of the historical barriers to the acquisition of banks by out-of-state financial holding companies. This law facilitates the interstate expansion and consolidation of banking organizations by permitting: (1) financial holding companies that are adequately capitalized and managed, subject to certain limitations, to acquire banks located in states outside their home states regardless of whether acquisitions are authorized under the laws of the host state; (2) the interstate merger of banks after June 1, 1997, subject to the right of individual states either to pass legislation providing for earlier effectiveness of mergers or to opt out of this authority prior to that date; (3) banks to establish new branches on an interstate basis provided that this action is specifically authorized by the laws of the host state; (4) foreign banks to establish, with approval of the appropriate regulators in the United States, branches outside their home states to the same extent that national or state banks located in that state would be authorized to do so; and (5) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same or different state.

Item 1A.                Risk Factors

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

Our growth strategy involves operating and acquisition risks that may negatively impact our profits—We face risks in our growth strategy, including the risks that we will be unable to expand our business through the acquisition of other financial institutions or bank branches or by internal growth, including the opening of new branch offices. Our ability to grow profitably through the opening of new branches involves risks that the growth depends primarily on our ability to identify attractive markets and acquire or establish branch locations in those markets at reasonable costs. In addition, we must attract the necessary deposits and generate sound loans in those markets.

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

The risks discussed above may inhibit or restrict our strategy to grow through acquisition and branch expansion, and may negatively impact our revenue growth and ultimately reduce profits.

If we are unable to successfully integrate acquisitions, our earnings could decrease—In connection with our acquisitions of other banks, bank branches or other financial service providers, we face risks in integrating and managing these businesses. We have a history of growth through acquisitions and plan to continue this strategy. To integrate an acquisition operationally, we must:

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

Our growth may require us to raise additional capital in the future, but sufficient capital may not be available when it is needed—We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our immediate foreseeable capital requirements. However, to the extent that we further expand our asset base, primarily through loan growth, we will be required to support this growth by increasing our capital. Accordingly, we may need to raise additional capital in the future to support continued asset growth.

Our ability to raise additional capital to support future loan growth will depend on conditions in the capital markets, which are outside of our control, and on our financial performance. Accordingly, we cannot assure our ability to raise additional capital when needed or on economical terms. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and our business. Also, these restrictions could negatively impact our ability to further expand our operations through acquisitions or the establishment of additional branches and result in increases in operating expenses and reductions in revenues that would negatively affect our operating results.

We rely heavily on our management team, and the unexpected loss of key managers may adversely affect our operations—Much of our success to date has been influenced strongly by our ability to attract and retain senior management experienced in banking and financial services. Our ability to retain executive officers, the current management teams and loan officers of our operating subsidiaries will continue to be important to the successful implementation of our strategies. It is also critical to be able to attract and retain qualified additional management and loan officers. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

We may not be able to successfully implement our strategy to enter new markets—Our strategic plan includes expansion into growing markets by acquisition or by establishing new offices. Expansion requires a significant expenditure of capital in order to prepare the facilities for operation and additional expense in order to staff these new facilities. As our new offices mature and grow, we are able to spread our overhead costs over a broader asset base. While our new offices are generating loan activity consistent with our expectations, we may encounter unanticipated difficulties that could adversely affect future profitability. In addition, we cannot ensure that we will be able to operate and manage our operations in new markets successfully or recover our initial capital investment in these operations. To the extent that we expand, we may experience the negative effects of higher operating expenses relative to operating income from the new offices.

We may not be successful in implementing our internal growth strategy due to numerous factors, which would negatively affect earnings—We intend to continue pursuing an internal growth strategy, the success of which is subject to our ability to generate an increasing level of loans and deposits at acceptable risk levels without corresponding increases in non-interest expenses. We may not be successful in our internal growth strategies due to competition, delays, and other impediments resulting from regulatory oversight, lack of qualified personnel, scarcity of branch sites or deficient site selection of bank branches. In addition, the success of our internal growth strategy will depend on maintaining sufficient regulatory capital levels and on positive economic conditions in our primary market areas.

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

We compete for loans with other banks located in our operating areas, with loan production offices of large banks headquartered in other states, as well as with savings and loan associations, credit unions, finance companies, mortgage bankers, leasing companies and other institutions. Competitive factors with respect to loans include interest rates charged, customer service and responsiveness in tailoring financial products to the needs of customers.

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

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio—We establish an allowance for loan losses in consultation with management of our bank subsidiaries and maintain it at a level considered adequate by management to absorb loan losses that are inherent in our loan portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control and these losses may exceed current estimates. Although management believes that our allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot ensure that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our allowance for loan losses may adversely affect our business, financial condition and results of operations.

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

Our business is subject to credit risks, which may adversely affect our earnings—Our loan customers may not repay their loans according to their terms, and collateral securing their loans, if any, may not have a value equal to amounts owed under their loans. Should the economic climate deteriorate, borrowers may experience difficulty in repaying their loans, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses which would cause our net income to decline.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act), including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in our future filings with the Securities and Exchange Commission, press releases or oral and written statements made by or with our approval, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company’s, management or board of directors, including those relating to products or services, (iii) statements of future economic performance and (iv) statements such as “anticipates”, “expects”, “intends”, “plans”, “targets”, and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rates, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing, and savings habits; (vi) technological changes; (vii) acquisitions and our ability to assimilate them; (viii) the ability to increase market shares and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, and securities) with which we must comply; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xi) changes in our organization, compensation, and benefits plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xiii) the risks discussed above under “Item 1A. Risk Factors” and (xiv) our success at managing risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

The table below presents property information concerning our offices at December 31, 2005.

			Square
	Type of	Lease	Footage of
Name and Address of Office	Interest	Expiration	Facility
Team Financial, Inc.	Owned	NA	5,000
8 West Peoria Paola, Kansas 66071
TeamBank, N.A., Paola Branch (Main Office)	Owned	NA	17,951
1 South Pearl Paola, Kansas 66071
Team Bank, N.A., East Bank, Paola Branch	Owned	NA	9,630
1515 Baptiste Drive Paola, Kansas 66071
TeamBank, N.A., DeSoto Branch	Owned	NA	6,800
34102 Commerce Drive DeSoto, Kansas 66018
TeamBank, N.A., Lamar Branch	Leased	2006	2,650
1011 Gulf Street Lamar, Missouri 64759
TeamBank, N.A., Nevada Branch	Owned	NA	16,000
201 East Cherry Nevada, Missouri 64772
TeamBank, N.A., Osawatomie Branch	Owned	NA	4,756
6th and Brown Osawatomie, Kansas 66064
TeamBank, N.A., Ottawa Branch	Owned	NA	8,000
421 South Hickory Ottawa, Kansas 66067
TeamBank, N.A., Spring Hill Branch	Owned	NA	2,800
22330 Harrison Street Spring Hill, Kansas 66083
TeamBank, N.A., Iola Branch	Owned	NA	13,768
119 East Madison Iola, Kansas 66749
TeamBank, N.A., Parsons Branch (including drive in)	Owned	NA	11,000
1902 Main Parsons, Kansas 66357
TeamBank, N.A., Prairie Village Branch	Owned	NA	3,602
5206 West 95th Street Prairie Village, Kansas 66207

TeamBank, N.A., Omaha Branch (Main Office)	Leased	2007	4,679
1902 Harlan Drive Bellevue, Nebraska 68005
TeamBank, N.A., Bellevue Branch	Leased	2006	1,980
7001 South 36th Bellevue, Nebraska 68147
TeamBank, N.A., Fort Calhoun Branch	Owned	NA	4,250
101 N. 14th Street Fort Calhoun, Nebraska 68023
Colorado National Bank, Colorado Springs Branch (Main Office)	Owned	NA	7,859
3100 North Nevada Avenue Colorado Springs, Colorado 80907
Colorado National Bank, Colorado Springs Branch	Owned	NA	4,600
601 North Nevada Avenue Colorado Springs, Colorado 80907
Colorado National Bank, Monument Branch	Owned	NA	5,150
581 Highway 105 Monument, Colorado 80132

All of the leased properties are leased from unrelated third parties.

Item 3.                        Legal Proceedings

On September 15, 2005, a summary judgment was entered against the Company and its subsidiaries by the District Court of Douglas County, Nebraska in litigation that began in 2004 regarding a contract provision in the Company’s 1999 acquisition of Ft. Calhoun State Bank, a wholly owned subsidiary of Ft. Calhoun Investment Company (FCIC), now operated as part of TeamBank, N.A. The motion for summary judgment was filed by plaintiff John C. Mitchell, acting on behalf of FCIC. The motion for summary judgment was on the basis that the Company failed to provide Mitchell with quarterly interest payments and status reports on one problem loan that had specific purchase contract provisions associated with it. Mitchell sought relief of $170,000 plus interest accrued from March 24, 2000, the closing date of the acquisition. Although this judgment is currently on appeal, it did result in a charge of $214,000 to other non-interest expense in the third quarter of 2005. We do not anticipate that any interest that may be accruing on this amount until the appeal is settled will be material to our financial position or operating results. The Company does not believe that any other pending litigation to which we are a party will have a material adverse effect on our liquidity, financial condition, or results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of 2005.

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

	Dividends
	Declared	Common Stock
Quarter Ended	per Share	High	Low
2005:
December 31, 2005	$0.08	$15.16	$13.86
September 30, 2005	0.08	16.00	13.81
June 30, 2005	0.08	15.00	13.35
March 31, 2005	0.08	15.05	12.33
Year	$0.32
2004:
December 31, 2004	$0.08	$12.75	$10.80
September 30, 2004	0.08	12.00	10.50
June 30, 2004	0.08	12.40	11.77
March 31, 2004	0.08	13.15	12.00
Year	$0.32

At February 28, 2006 we had approximately 230 holders of record of our common stock; management estimates that the number of beneficial owners is significantly greater.

The following table summarizes information about the shares of common stock we repurchased during the fourth quarter of 2005.

			Total Number of
			Shares Purchased	Maximum Number
	Total Number		as Part of	of Shares That
	of Shares	Average Price	Publicly Announced	May Yet Be Purchased
Period	Purchased	Paid per Share	Program	Under The Program
October 1-October 31	4,100	$15.21	4,100	377,130
November 1-November 30	—	—	—	377,130
December 1-December 31	—	—	—	377,130
Total	4,100	$15.21	4,100

The Board of Directors approved a stock repurchase program, announced October 14, 2004, authorizing the repurchase of up to 400,000 shares of our common stock. There is no expiration date on this program.

During 2005 we repurchased a total of 6,100 shares of our common stock under our stock repurchase program at an average price of $15.30 per share. Pursuant to the repurchase plan authorized by the Board of Directors, 377,130 shares of our common stock remain to be purchased under this program.

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

Our ability to pay cash dividends largely depends on the amount of cash dividends paid to us by our subsidiary banks. Capital distributions, including dividends by financial institutions such as our subsidiary banks, are subject to restrictions tied to the institutions’ earnings and capital. Payment of dividends on our common stock depends on payment of dividends to us by our subsidiary banks. Generally, without prior bank regulatory approval, the subsidiary banks cannot pay dividends during any calendar year in excess of the sum of their earnings during that year and the two previous years, less any other distributions during that period. At December 31, 2005, our subsidiaries could have paid additional dividends to Team Financial, Inc. of approximately $1,200,000 without prior regulatory approval.

The following table summarizes the securities authorized for issuance under our equity compensation plans. We have no equity compensation plans that have not been approved by our shareholders.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
		Weighted average	remaining available for
	Number of securities	exercise price of	future issuance under
	to be issued upon	outstanding	equity compensation
	exercise of	options,	plans (excluding
	outstanding options,	warrants and	securities reflected in
Plan category	warrants and rights	rights	column (a))
Equity compensation plans approved by security holders	304,850	$10.08	116,500

Item 6.                        Selected Financial Data

	Years ended December 31
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Consolidated statement of operations data:
Interest income	$36,609	$31,975	$31,579	$37,113	$39,968
Interest expense	15,243	12,591	13,523	16,427	20,575
Net interest income	21,366	19,384	18,056	20,686	19,393
Provision for loan losses	820	1,465	1,790	1,434	1,435
Non-interest income	7,706	8,150	9,808	9,839	7,924
Non-interest expenses	23,230	22,051	21,674	21,964	20,886
Income taxes	944	222	958	2,418	1,462
Net income from continuing operations, net of tax	4,078	3,796	3,442	4,709	3,534
Net income (loss) from discontinued operations, net of tax	(108)	(218)	350	(3)	—
Net income	3,970	3,578	3,792	4,706	3,534
Consolidated statements of financial condition data:
Total assets	696,529	664,083	649,796	656,349	650,790
Loans receivable	420,181	378,771	348,095	340,986	357,080
Allowance for loan losses	5,424	4,898	4,506	4,611	4,392
Investment securities available for sale	190,409	191,842	220,230	224,052	204,651
Non-performing assets(1)	5,037	3,162	8,377	6,346	5,268
Deposits	507,878	467,950	446,159	455,605	487,751
Long-term borrowings	108,131	106,295	101,184	108,301	72,438
Subordinated debt	16,005	16,005	16,005	16,005	16,005
Stockholders’ equity	$53,349	$52,854	$52,404	$51,828	$45,370
Per common share:
Shares applicable to basic income per share	4,038,097	4,060,587	4,095,903	4,145,820	3,989,098
Shares applicable to diluted income per share	4,094,793	4,094,714	4,131,381	4,165,400	3,996,327
Basic income per share from continuing operations	$1.01	$0.93	$0.84	$1.14	$0.89
Diluted income per share from continuing operations	1.00	0.93	0.83	1.13	0.88
Basic income per share from discontinued operations	(0.03)	(0.05)	0.09	—	—
Diluted income per share from discontinued operations	(0.03)	(0.05)	0.09	—	—
Basic income per share	0.98	0.88	0.93	1.14	0.89
Diluted income per share	0.97	0.87	0.92	1.13	0.88
Book value per share	13.22	13.10	12.78	12.62	10.86
Tangible book value per share	9.87	8.01	7.81	7.59	6.84
Dividends paid per common share	$0.32	$0.32	$0.27	$0.22	$0.20
Dividend payout ratio	32.65%	36.36%	29.03%	19.30%	22.47%
Key ratios:
Net interest margin(2)	3.64%	3.49%	3.30%	3.76%	3.95%
Return on average assets	0.59%	0.55%	0.59%	0.71%	0.64%
Return on average stockholders’ equity	7.46%	6.84%	7.28%	9.57%	8.10%
Core risk based capital ratio	11.60%	10.70%	11.08%	11.00%	10.60%
Total risk based capital ratio	12.72%	11.81%	12.16%	12.17%	11.72%
Leverage ratio	8.42%	7.43%	7.46%	6.88%	6.92%
Non-performing assets to total assets	0.72%	0.48%	1.29%	0.97%	0.81%
Non-performing loans to total loans	1.09%	0.73%	2.09%	1.34%	1.04%
Allowance for loan losses to total loans	1.29%	1.29%	1.29%	1.35%	1.23%
Allowance for loan losses to non-performing loans	118.38%	177.85%	62.10%	100.76%	118.83%

(1)             Includes loans 90 days or more delinquent and still accruing interest, non-accrual loans, restructured loans, and other real estate owned.

(2)             On a tax equivalent basis using a federal tax rate of 34%.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Environment and Risk Factors

Management’s discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements contained within this report, including the Notes thereto. Our future operating results may be affected by various trends and factors that are beyond our control. These include the factors set forth in “Risk Factors” and “Forward-Looking Statements.” Accordingly, past results and trends may not be reliable indicators of future results or trends. With the exception of historical information, the matters discussed below include forward-looking statements that involve risks and uncertainties. We caution readers that a number of important factors discussed in this report could affect our actual results and cause actual results to differ materially from those in the forward-looking statements.

Overview

We are a financial holding company offering full-service community banking and financial services through 18 locations in Kansas, Missouri, Nebraska and Colorado through our wholly owned banking subsidiaries, TeamBank N.A. and Colorado National Bank. Our presence in Kansas consists of seven locations in the Kansas City metropolitan area and three locations in southeast Kansas. We operate two locations in western Missouri, three in metropolitan Omaha, Nebraska, and three in the Colorado Springs, Colorado metropolitan area. Our total assets over the past ten years have more than doubled, growing from $260.3 million at January 1, 1996 to $696.5 million at December 31, 2005. The growth in assets and the corresponding increase in earnings were achieved primarily through purchases of branches of large banks, purchases of community banks, and branch expansions. Our branch expansion includes growth at existing branches as well as the opening of new branches. Accompanying the acquisition growth were increased operating expenses as well as increases in provisions for loan losses and amortization expense of intangible assets related to acquisitions, and in some instances, issuance of our common stock in conjunction with the acquisitions. Our experience is that it takes 12 to 18 months to realize meaningful net income improvements from acquisitions due to our emphasis on retaining key employees rather than the immediate implementation of cost reduction measures.

On February 25, 2005, we sold our interest in the insurance agency subsidiary. Financial information as of and for the years ended December 31, 2005, 2004 and 2003 presents the assets, liabilities and operating results of this subsidiary in discontinued operations.

At December 31, 2005 total assets were $696.5 million, an increase of $32.4 million, or 4.9%, from $664.1 million at December 31, 2004. The increase in total assets was primarily due to an increase in loans receivable of $41.4 million. The increase in loans was offset by a decrease in assets of discontinued operations of $8.3 million. At December 31, 2004 total assets were $664.1 million, an increase of $14.3 million, or 2.2%, from $649.8 million at December 31, 2003. The increase in total assets was primarily due to an increase in cash and cash equivalents of $16.2 million as a result of an increase in checking deposits. Loans increased $30.7 million, or 8.8%, from December 31, 2003 offset by a decrease in investment securities of $28.4 million, or 12.9%.

Net income from continuing operations totaled $4.1 million for the year ended December 31, 2005 versus $3.8 million for the year ended December 31, 2004. The increase of $300,000, or 7.9%, was primarily the result of an increase in net interest income of $2.0 million, or 10.3%, a decrease in the provision for loan losses of $645,000, or 44.0%, offset by a decrease in non-interest income of $444,000, or 5.4%, an increase in non-interest expense of $1.2 million, or 5.4%, and an increase in income tax expense of $722,000, or 325.2%.

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

For the year ended December 31, 2005, discontinued operations resulted in a net loss of $108,000 compared to a net loss of $218,000 for the year ended December 31, 2004 and net income of $350,000 for the year ended December 31, 2003. During the second quarter of 2005, a loss on the sale of the insurance agency subsidiary of approximately $164,000 was recorded upon finalization of the selling price and is presented, net of the tax effect, in discontinued operations in the accompanying consolidated financial statements. The sale was effective December 31, 2004 and, therefore, the operations of the insurance subsidiary during 2005 were assumed by the new owners. Although no formal warranty or representation claims have been presented, pursuant to the terms of the agreement, the buyer has until August 25, 2006 to present any breach of warranty or representation claims. In the event that such claims are presented, their ultimate outcome is not ascertainable at this time.

As a result of the sale, the operations related to the insurance agency subsidiary have been reclassified as discontinued operations in the consolidated financial statements and notes to the consolidated financial statements.

Critical Accounting Policies

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period presented. Actual results could differ significantly from those estimates.

Allowance for Loan Losses

We establish allowances for loan losses. The provision for loan losses charged to operations is based on historical loss experience, an evaluation of economic conditions and regular review of delinquencies and loan portfolio quality. Based upon these factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for probable loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectibility is considered questionable. Since certain lending activities involve greater risks, the percentage applied to specific loan types may vary. The allowance provided is subject to review by our regulators. Management believes that the allowance is adequate for probable loan losses inherent in the loan portfolio. While management uses available information to provide appropriate allowances for inherent losses on loans, future additions to the allowance may be necessary based on borrowers’ circumstances and changes in economic conditions.

Impairment of Goodwill Analysis

The provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), require that goodwill be evaluated for impairment annually or more frequently if conditions indicate impairment may have occurred. The evaluation of possible impairment of intangible assets involves judgment based upon short-term and long-term projections of future performance. The Company has completed its most recent evaluation of goodwill of continuing operations and determined that no impairment exists for the year ended December 31, 2005. Net loss from discontinued operations included an impairment of goodwill of $174,000 during the year ended December 31, 2004 as a result of the annual impairment testing and the sale of the insurance agency. There was no impairment of goodwill in 2003.

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

	Year ended December 31, 2005			Year ended December 31, 2004			Year ended December 31, 2003
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Loans receivable, net(1)(2)(3)	$403,234	$27,778	6.89%	$365,587	$23,308	6.38%	$341,782	$23,189	6.79%
Investment securities-taxable	165,320	7,352	4.45%	176,571	7,364	4.17%	195,185	7,144	3.66%
Investment securities-nontaxable(4)	30,135	1,968	6.53%	31,765	2,064	6.50%	27,590	1,971	7.14%
Federal funds sold and interest-bearing deposits	9,367	266	2.84%	5,227	54	1.03%	10,743	107	1.00%
Other assets	480	45	9.38%	480	46	9.58%	480	45	9.38%
Total interest earning assets	$608,536	$37,409	6.15%	$579,630	$32,836	5.67%	$575,780	$32,456	5.64%
Interest bearing liabilities:
Savings deposits and interest bearing checking	$181,265	$1,973	1.09%	$184,916	$1,275	0.69%	$178,199	$1,357	0.76%
Time deposits	226,889	6,823	3.01%	198,123	4,630	2.34%	203,452	5,392	2.65%
Federal funds purchased and securities sold under agreements to repurchase	5,347	136	2.54%	10,481	143	1.36%	5,647	49	0.87%
Notes payable and Federal Home Loan
Bank advances	112,946	4,758	4.21%	115,205	4,990	4.33%	116,572	5,172	4.44%
Subordinated debentures	16,005	1,553	9.70%	16,005	1,553	9.70%	16,005	1,553	9.70%
Total interest bearing liabilities	$542,452	$15,243	2.81%	$524,730	$12,591	2.40%	$519,875	$13,523	2.60%
Net interest income (tax equivalent)		$22,166			$20,245			$18,933
Interest rate spread			3.34%			3.27%			3.04%
Net interest earning assets	$66,084			$54,900			$55,905
Net interest margin(4)			3.64%			3.49%			3.29%
Ratio of average interest bearing liabilities to average interest earning assets	89.14%			90.53%			90.29%

(1)             Loans are net of deferred fees.

(2)             Non-accruing loans are included in the computation of average balances.

(3)             Interest income includes loan fees. These fees for the years ended December 31, 2005, 2004, and 2003 were $1,230,000, $967,000, and $989,000, respectively.

(4)             Yield is adjusted for the tax effect of tax-exempt securities. The tax effects for the years ended December 31, 2005, 2004, and 2003 were $800,000, $861,000, and $877,000, respectively.

Net interest margin increased to 3.64% for the year ended December 31, 2005 as compared to 3.49% and 3.29% for the years ended 2004 and 2003, respectively. The increase in net interest margin resulted from higher average rates earned on interest-earning assets than average rates paid on interest-bearing liabilities.

Total interest income on a tax equivalent basis from continuing operations for 2005 was $37.4 million, representing an increase of $4.6 million, or 14.0%, from $32.8 million for 2004. The increase was primarily the result of a $4.5 million increase in interest income on loans receivable.

Interest income on loans receivable increased due to a 51 basis point increase in the average yield on the loans receivable to 6.89% in 2005 from 6.38% in 2004, coupled with an increase of $37.6 million in the average loan receivable balance to $403.2 million in 2005 from $365.6 million in 2004. The increase in the yield of loans receivable reflects the increase in the rates applied to loans that re-priced in 2005 as required by the notes’ terms and the pricing of newly originated loans at higher rates.

The average yield on taxable investment securities increased 28 basis points from 4.17% in 2004 to 4.45% in 2005, contributing to a $500 thousand increase in interest income. Offsetting the increase in interest income due to higher yields was a decrease in average balances of approximately $11.3 million, resulting in a decrease in interest income of approximately $500 thousand. However, the net decrease in interest income as a result of the higher average yield and lower average balance was $12 thousand.

Total interest expense from continuing operations was $15.2 million for 2005, a $2.6 million, or 20.6%, increase from $12.6 million in 2004. The increase was primarily related to the increase in average rates paid on time deposits to 3.01% in 2005 from 2.34% in 2004, representing a 67 basis point increase. An increase of approximately $28.8 million in the average balances of time deposits as a result of branch CD promotions also contributed to a $673 thousand increase in interest expense. Additionally, the average rates paid on interest bearing savings and checking deposits increased from 0.69% in 2004 to 1.09% in 2005, an increase of 40 basis points.

As a result of the changes described above, net interest income on a tax equivalent basis from continuing operations increased to $22.2 million during 2005, representing an increase of $2.0 million, or 9.9%, compared to $20.2 million in 2004.

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

The average rate paid on our 9.50% subordinated debentures, which we issued in third quarter 2001 in connection with the sale by our wholly owned subsidiary, Team Financial Capital Trust I, of 9.50% Trust Preferred Securities, was 9.70% for 2005, 2004 and 2003. The difference between the contractual amount of 9.50% and the 9.70% reported interest rate is the amortization of debt issuance costs, which are amortized over a 30-year period. The terms of the subordinated debentures allow us to redeem them in whole or in part beginning August 10, 2006. Pursuant to the provisions of Financial Accounting Standards Board Interpretation No. 46 Revised (FIN 46R), Consolidation of Variable Interest Entities, the Trust is not consolidated in the financial statements.

The following table presents the components of changes in our net interest income from continuing operations, on a tax equivalent basis, attributed to volume and rate. Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the prior fiscal year’s average interest rate. The changes in interest income or interest expense attributable to changes in interest rates are calculated by multiplying the change in interest rate by the prior fiscal year’s average volume. The changes in interest income or interest expense attributable to the combined impact of changes in volume and change in interest rate are calculated by multiplying the change in rate by the change in volume.

	Year ended December 31, 2005			Year ended December 31, 2004
	Compared To			Compared To
	Year ended December 31, 2004			Year ended December 31, 2003
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest income:
Loans receivable, net(1)(2)(3)	$2,402	$2,068	$4,470	$1,615	$(1,496)	$119
Investment securities-taxable	(469)	457	(12)	(681)	901	220
Investment securities-nontaxable(4)	(106)	10	(96)	298	(205)	93
Federal funds sold and interest-bearing deposits	43	169	212	(55)	2	(53)
Other assets	—	(1)	(1)	—	1	1
Total interest income	1,870	2,703	4,573	1,177	(797)	380
Interest expense:
Savings deposits and interest bearing checking	(25)	723	698	51	(133)	(82)
Time deposits	673	1,520	2,193	(141)	(621)	(762)
Federal funds purchased and securities sold under agreements to repurchase	(70)	63	(7)	42	52	94
Notes Payable and Federal Home Loan Bank Advances	(98)	(134)	(232)	(61)	(121)	(182)
Subordinated debentures	—	—	—	—	—	—
Total interest expense	480	2,172	2,652	(109)	(823)	(932)
Net change in net interest income	$1,390	$531	$1,921	$1,286	$26	$1,312

(1)             Loans are net of deferred fees.

(2)             Non-accruing loans are included in the computation of average balances.

(3)             Interest income includes loan fees. These fees for the years ended December 31, 2005, 2004, and 2003 were $1,230,000, $967,000, and $989,000, respectively.

(4)             Income is adjusted for the tax effect of tax-exempt securities. The tax effects for the years ended December 31, 2005, 2004, and 2003 were $800,000, $861,000, and $877,000, respectively.

Provision for Loan Losses

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market areas, and other factors related to the collectibility of our loan portfolio. After considering the above factors, management recorded a provision for loan losses on loans totaling $0.8 million for the year ended 2005, $1.5 million for the year ended 2004 and $1.8 million for the year ended 2003. The provision recorded for the year ended 2005 decreased from 2004 primarily as a result of the increased levels of loans secured by real estate which are secured by higher collateral values, therefore, not necessitating large amounts of loan loss reserves.

Non-Interest Income from Continuing Operations

The following table sets forth non-interest income from continuing operations for the indicated periods.

	Years ended December 31
	2005	2004	2003
	(In thousands)
Service charges	$3,891	$3,952	$3,573
Trust fees	702	664	608
Brokerage service revenue	167	234	369
Gain on sales of mortgage loans	887	1,264	2,788
Gain (loss) on sales of investment securities	(1)	(50)	294
Mortgage servicing fees, net of amortization	248	290	329
Merchant processing fees	65	188	186
ATM and debit card fees	444	368	318
Income from investment in bank owned life insurance	842	821	892
Other	461	419	451
Total non-interest income	$7,706	$8,150	$9,808

Non-interest income from continuing operations decreased $500 thousand during 2005 to $7.7 million, compared to $8.2 million during 2004. The decrease was primarily the result of a $400 thousand, or 30% decrease in gain on sales of mortgage loans as a result of the decrease in volume of loans refinanced and originated and sold due to the continued decline in mortgage banking activity as a result of the higher interest rate environment as compared to the interest rate environment of recent prior years. We do not expect gain on sales of mortgage loans to increase materially unless interest rates decrease significantly. Further decreases in gain on sales of mortgage loans could occur in the event that long-term interest rates increase. Also contributing to the decrease was a $100 thousand, or 65%, decrease in merchant processing fees from $188 thousand in 2004 to $65 thousand in 2005. The decrease in merchant processing fees was a result of selling our merchant processing portfolio in the fourth quarter of 2004. Since the sale of the portfolio, all merchant processing fee income is a result of a referral program with the vendor.

Non-interest income from continuing operations was $8.2 million for 2004, a $1.6 million, or 16.3%, decrease from 2003. This decrease was primarily a result of a decrease of gain on sales of mortgage loans of $1.5 million, or 53.6%. The decrease in gain on sales of mortgage loans was the result of the decrease in volume of loans refinanced and originated and sold due to stabilizing interest rate environment experienced during the year compared to previous years’ interest rate environments that were experiencing declining interest rates. Service charges increased approximately $400,000 for the year ended 2004 compared to the year ended 2003 due to an increased volume of overdraft fees and other service charges. Gain on sales of investment securities decreased approximately $300,000 for the year ended 2004 compared to the year ended 2003 due to planned decisions to re-invest certain investments maintained in our portfolio.

Non-Interest Expense from Continuing Operations

The following table presents non-interest expense for the indicated periods:

	Years ended December 31
	2005	2004	2003
	(In thousands)
Salaries and employee benefits	$11,406	$10,638	$10,927
Occupancy and equipment	2,759	2,765	2,495
Data processing	2,851	2,528	2,190
Professional fees	1,348	1,179	1,090
Marketing	378	355	267
Supplies	322	378	381
Intangible asset amortization	616	798	823
Disposal of branch assets	—	—	258
Other	3,550	3,410	3,243
Total non-interest expenses	$23,230	$22,051	$21,674

Non-interest expense from continuing operations was $23.2 million for the year ended 2005, an increase of $1.2 million, or 5.4%, compared to $22.1 million for the year ended 2004. Salaries and employee benefits increased $768,000, or 7.2%, over the prior year primarily due to an increase in bonuses earned in 2005 of approximately $634,000 as compared to 2004. Data processing expense increased approximately $323,000 due to increases in computer license expense and other computer support. Additionally, professional fees increased $169,000, or 14.3%, primarily due to increased internal audit expenses. These increases were offset by a decrease in intangible asset amortization of $182,000, or 22.8%, primarily due to a reduction of the valuation allowance on mortgage servicing rights based on our valuation of the fair value of the mortgage servicing assets.

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

Income Tax Expense from Continuing Operations

We recorded income tax expense from continuing operations of $944,000 for the year ended 2005 compared to $222,000 for the year ended 2004, representing an increase of $722,000. The effective tax rate from continuing operations for 2005 and 2004 was 18.8% and 5.5%, respectively. An increase in taxable income contributed to the higher effective tax rate in 2005 compared to 2004. The lower effective tax rate in 2004 was a result of approximately $165,000 due to the completion of the year ended December 31, 2003 income tax returns and the reconciliation of actual tax liabilities to those previously estimated in the tax provision and approximately $291,000 due to the reversal of previously provided tax reserves from closed tax years. Otherwise, the effective tax rate was less than the statutory federal rate of 34.0% in 2005 and

2004 primarily due to municipal interest income and non-taxable income from our investment in bank owned life insurance.

Discontinued Operations

On February 25, 2005, we completed the sale of our insurance agency subsidiary, Team Insurance Group, Inc. All of the issued and outstanding shares of the insurance agency subsidiary were sold to an unaffiliated third party for total cash consideration of $6,836,000. Our investment in the subsidiary as of February 25, 2005 was approximately $7,000,000. A loss on the sale of the subsidiary of approximately $164,000 was recorded in the second quarter of 2005 upon finalization of the selling price and is presented, net of tax, as loss from discontinued operations in the accompanying financial statements. The sale was effective December 31, 2004 and, therefore, the operations of the insurance subsidiary during 2005 were assumed by the new owners. Pursuant to the terms of the agreement, the buyer has until August 25, 2006 to present any breach of warranty or representation claims.

As a result of the sale, the insurance agency’s operations have been classified as a discontinued operation in the consolidated financial statements.

Team Insurance Group, Inc. was purchased on December 18, 2002 and operated as a subsidiary until its sale. Total consideration paid for the insurance agency when purchased in 2002 was $6,850,000. Cash of $5,000,000 was paid at closing. Additional consideration of $1,850,000 plus interest was paid to the previous owners because certain revenue contingencies were met during the years ended 2003 and 2004.

The following table presents the net assets of Team Insurance Group, Inc. as of December 31, 2004.

2004
(In thousands)
Cash	$1,033
Investments	—
Premises and equipment, net	571
Goodwill	5,514
Intangible assets, net of accumulated amortization	1,039
Other assets	125
Accrued expenses and other liabilities	(1,282)
Total net assets	$7,000

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

Summarized results of operations related to the insurance agency are as follows for the years ended December 31, 2004, and 2003.

	For the years ended
	December 31
	2004	2003
	(In thousands)
Insurance agency commissions	$4,153	$4,454
Other income	193	229
Total income	4,346	4,683
Salary and employee benefits	3,092	2,864
Occupancy and equipment	338	274
Professional fees	90	53
Marketing	126	161
Supplies	39	58
Intangible asset amortization	170	175
Goodwill impairment	174	—
Intangible asset write-off	119	—
Other	455	498
Total expenses	4,603	4,083
Net income (loss) from discontinued operations before income taxes	(257)	600
Income tax expense (benefit)	(39)	250
Net income (loss) from discontinued operations, net of tax	$(218)	$350

Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income. Our other comprehensive income is composed of the change in equity resulting from an increase or decrease in the market value of our available for sale investment securities, due to the changes in interest rates, net of tax.

Comprehensive income was $1.7 million for the year ended 2005, a decrease of $1.0 million from $2.7 million for the year ended 2004. The decrease was primarily the result of a $1.4 million decrease in other comprehensive income as unrealized losses experienced during 2005 increased compared to the unrealized losses experienced during 2004.

Comprehensive income was $2.7 million for the year ended 2004, an increase of $1.0 million from $1.7 million for the year ended 2003. The increase was primarily the result of a $1.2 million increase in other comprehensive income as unrealized losses experienced during 2004 decreased compared to the unrealized losses experienced during 2003.

Analysis of Financial Condition

Overview

Total assets were $696.5 million at December 31, 2005, an increase of $32.4 million, or 4.9%, from $664.1 million in total assets as of December 31, 2004. The increase in total assets was primarily due to an increase in loans receivable of $41.4 million. This was offset by a decrease in assets of discontinued operations of $8.3 million.

Total assets were $664.1 million at December 31, 2004, compared to $649.8 million as of December 31, 2003, an increase of $14.3 million, or 2.2%. The increase in total assets was primarily due to an increase in cash and cash equivalents of $16.2 million. Loans increased approximately $30.7 million in 2004 compared to 2003. This was offset by a decrease in investment securities of $28.4 million.

Loan Portfolio Composition

The following tables present the composition of our loan portfolio by type of loan at the dates indicated.

	December 31
	2005		2004		2003		2002		2001
	Principal	Percent	Principal	Percent	Principal	Percent	Principal	Percent	Principal	Percent
	Balance	of Total	Balance	of Total	Balance	of Total	Balance	of Total	Balance	of Total
	(Dollars in thousands)
Loans secured by real estate

One to four family	$86,880	20.9%	$87,633	23.4%	$93,711	27.3%	$102,673	30.5%	$125,666	35.6%
Construction and land development	80,918	19.5	49,388	13.2	43,748	12.7	38,717	11.5	29,154	8.3
Commercial	136,318	32.9	122,007	32.6	103,568	30.2	84,751	25.2	61,203	17.3
Other	36,738	8.9	17,781	4.8	15,161	4.4	13,891	4.1	18,877	5.4
Total	340,854	82.2	276,809	74.0	256,188	74.6	240,032	71.4	234,900	66.6
Commercial and agricultural	63,080	15.2	82,889	22.2	70,734	20.6	71,835	21.4	82,594	23.4
Installment and other	17,176	4.1	19,863	5.3	21,819	6.4	29,716	8.8	40,211	11.4
Gross Loans	421,110	101.5	379,561	101.5	348,741	101.5	341,583	101.5	357,705	101.4
Less unearned fees	(929)	(0.2)	(790)	(0.2)	(646)	(0.2)	(597)	(0.2)	(625)	(0.2)
Total loans receivable	420,181	101.3	378,771	101.3	348,095	101.3	340,986	101.4	357,080	101.2
Less allowance for loan losses	(5,424)	(1.3)	(4,898)	(1.3)	(4,506)	(1.3)	(4,611)	(1.4)	(4,392)	(1.2)
Total net loans receivable	$414,757	100.0%	$373,873	100.0%	$343,589	100.0%	$336,375	100.0%	$352,688	100.0%

Total loans receivable were $420.2 million at December 31, 2005 compared to $378.8 million at December 31, 2004, representing an increase of $41.4 million, or 10.9%. The increase in total loans receivable was primarily due to increases in the construction and land development and commercial real estate. The internal loan growth in these areas produced an increase of $45.8 million, or 26.7% in these loans compared to 2004. Offsetting the increase in our construction and land development and commercial real estate loans was a decrease in our commercial and agricultural portfolio, representing a 23.9% decrease in 2005 compared to 2004, or approximately $19.8 million. Installment loans continued to decrease as a percentage of our loan portfolio over the past several years as we have placed more emphasis on growing our small to mid-size business lending. At December 31, 2005 installment loans were $11.8 million, representing a $1.9 million decrease, or 13.9%, from installment loans at December 31, 2004 of $13.7 million.

Loans secured by real estate

Loans secured by real estate represent our largest loan category. At December 31, 2005 these loans totaled $340.9 million, a $64.1 million, or 23.2%, increase from $276.8 million at December 31, 2004. The increase was generated from a $31.5 million, or 63.8% increase in construction and land development loans and a $14.3 million increase in commercial real estate loans. Other loans secured by real estate increased $18.9 million from $17.8 million at December 31, 2004. The decline in our one to four family loan portfolio seen in recent years slowed in 2005 as this portfolio declined only $753,000, or 0.9%. Included in one to four family loans were loans held for sale of $1.8 million at December 31, 2005 and $3.1 million at December 31, 2004. We typically sell fixed rate one to four family loans to the secondary market instead of holding such loans in our one to four family portfolio. We occasionally retain the servicing rights on these loans. Capitalized servicing rights are recorded at the time the loan is sold, thereby increasing the gain on sale by such amount. The balance of our mortgage servicing rights was $403,000 at December 31, 2005 compared to $514,000 at December 31, 2004.

Non-farm, non-residential commercial loans secured by real estate increased $14.3 million, or 11.7%, to $136.3 million at December 31, 2005 from $122.0 million at December 31, 2004. We have experienced steady growth in this area increasing in each of the last five years. We anticipate continued growth in this loan portfolio with our continued emphasis on small to mid-size business loans in our metropolitan markets.

At December 31, 2004, loans secured by real estate totaled $276.8 million, a $20.6 million, or 8.0%, increase from $256.2 million at December 31, 2003. The increase was generated from an $18.4 million increase in commercial real estate loans and a $5.7 million increase in construction and development loans. Offsetting this increase was a $6.1 million decrease in one to four family loans. At December 31, 2004, the balance of real estate loans held for sale was $3.1 million, representing a $2.0 million increase from the balance at December 31, 2003 of $1.1 million. Construction and land development loans secured by real estate increased $5.7 million, or 13.0%, to $49.4 million at December 31, 2004 from $43.7 million at December 31, 2003.

Commercial and Agricultural

Commercial and agricultural loans were $63.1 million at December 31, 2005, a decrease of $19.8 million, or 23.9%, from $82.9 million at December 31, 2004. Commercial loans include loans to service, retail, wholesale, and light manufacturing businesses. Agricultural loans include loans to farmers for production and other agricultural needs.

Commercial loans were $55.1 million at December 31, 2005, compared to $68.0 million at December 31, 2004, a decrease of $12.9 million, or 19.0%. At December 31, 2004, commercial loans were $68.0 million compared to $56.7 million at December 31, 2003, an increase of $11.3 million, or 19.9%.

At December 31, 2005, agricultural loans were $8.0 million compared to $14.9 million at December 31, 2004, a decrease of $6.9 million, or 46.3%. Agricultural loans at December 31, 2004 increased $0.9 million or 6.4% from $14.0 million at December 31, 2003.

Installment and Other

Installment and other loans include automobile and other personal loans, leases and loans to state and political subdivisions. The majority of these loans are installment loans with fixed interest rates. Installment and other loans were $17.2 million at December 31, 2005, a decrease of $2.7 million, or 13.6%, from $19.9 million at December 31, 2004. At December 31, 2004, installment and other loans decreased $1.9 million, or 8.7%, from $21.8 million at December 31, 2003. Installment and other loans have been decreasing as a percentage of total loans over the past several years as we have placed less emphasis in this area and more emphasis on our small to mid-size business loans in our markets.

Loan Maturities

The following tables present, at December 31, 2005 and 2004, loans by maturity in each major category of our portfolio based on contractual schedules. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are re-evaluated using substantially the same credit procedures that are used when loans are made.

	December 31, 2005
		Over One Year
		Through Five Years		Over Five Years
	One Year	Fixed		Fixed
	or Less	Rate	Variable	Rate	Variable	Total
	(In thousands)
Loans secured by real estate:
One to four family	$10,573	$7,924	$6,734	$13,099	$48,550	$86,880
Construction and land development	66,095	9,945	2,876	—	2,002	80,918
Commercial	31,523	28,151	9,515	5,758	61,371	136,318
Other	10,723	4,570	5,224	1,886	14,335	36,738
Total	118,914	50,590	24,349	20,743	126,258	340,854
Commercial and agricultural	32,545	15,222	6,906	2,533	5,874	63,080
Installment and other	3,890	10,444	—	1,815	1,027	17,176
Gross Loans	155,349	76,256	31,255	25,091	133,159	421,110
Less unearned fees	929	—	—	—	—	929
Total loans receivable	$154,420	$76,256	$31,255	$25,091	$133,159	$420,181

	December 31, 2004
		Over One Year
		Through Five Years		Over Five Years
	One Year	Fixed		Fixed
	or Less	Rate	Variable	Rate	Variable	Total
	(In thousands)
Loans secured by real estate:
One to four family	$11,059	$6,122	$2,257	$15,279	$52,916	$87,633
Construction and land development	36,304	5,971	2,281	217	4,615	49,388
Commercial	32,226	28,447	14,743	5,788	40,803	122,007
Other	3,141	3,681	1,483	1,374	8,102	17,781
Total	82,730	44,221	20,764	22,658	106,436	276,809
Commercial and agricultural	44,142	13,660	7,488	1,679	15,920	82,889
Installment and other	4,280	10,670	36	3,654	1,223	19,863
Gross Loans	131,152	68,551	28,288	27,991	123,579	379,561
Less unearned fees	790	—	—	—	—	790
Total loans receivable	$130,362	$68,551	$28,288	$27,991	$123,579	$378,771

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

The following table presents information concerning the non-performing assets at the dates indicated.

	December 31
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Non-accrual loans	$2,343	$1,281	$5,481	$3,413	$2,316
Loans 90 days past due and still accruing	1,184	420	641	1,163	1,380
Restructured loans	1,055	1,053	1,138	—	—
Non-performing loans	4,582	2,754	7,260	4,576	3,696
Other real estate owned	455	408	1,117	1,770	1,572
Total non-performing assets	$5,037	$3,162	$8,377	$6,346	$5,268
Non-performing loans as a percentage of total loans	1.09%	0.73%	2.09%	1.34%	1.04%
Non-performing assets as a percentage of total assets	0.72%	0.48%	1.29%	0.97%	0.81%

Total non-performing assets were $5.0 million at December 31, 2005 compared to $3.2 million at December 31, 2004, representing an increase of $1.8 million, or 56.3%. The increase in non-performing assets was due to an increase in non-accrual loans of $1.1 million and an increase in loans 90 days past due and still accruing of approximately $800,000. The increase in loans 90 days past due and still accruing was the result of several new loans in this category at December 31, 2005, the largest of which was approximately $375,000 to a distribution company.

Non-performing loans increased $1.8 million, or 64.3%, to $4.6 million at December 31, 2005 from $2.8 million at December 31, 2004. The increase in non-performing loans was a result of an increase in non-accrual loans of $1.1 million and an increase in loans 90 days past due and still accruing of approximately $800,000. This increase was partially due to a commercial loan to a manufacturing company of approximately $540,000 being put on non-accrual as of December 31, 2005.

Also included in the $2.3 million of non-accrual loans at December 31, 2005 were several small loans, the largest of which was approximately $216,000. Non-accrual loans had approximately $613,000 specific reserves included in the allowance for loan losses at December 31, 2005. We do not anticipate losses on these credits in excess of the specific reserves. Restructured loans at December 31, 2005 consisted of eight relationships. The largest relationship included an agricultural loan restructured through Farmer Home Administration of approximately $554,000.

Other real estate owned was $455,000 at December 31, 2005 compared to $408,000 at December 31, 2004. Other real estate owned consisted of ten properties held by our subsidiary banks, consisting of three commercial buildings and seven single family dwellings, at December 31, 2005. The properties are all located within our market areas. Management is working to sell the real estate as soon as practicable. During the year ended December 31, 2005, three properties held in other real estate owned were sold at a total gain of approximately $70,000.

Non-performing assets as a percent of total assets were 0.72% at December 31, 2005, compared to 0.48% at December 31, 2004, and 1.29% at December 31, 2003. Non-performing assets will generally increase in times of economic uncertainty or stress. Management believes the level of non-performing assets may increase if economic weaknesses are experienced in 2006, although the magnitude of any increase in non-performing loans is not determinable.

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

At December 31, 2005, we had impaired loans totaling $3.5 million, which have related specific reserves of $613,000. This compares to $1.7 million of impaired loans, which had related specific reserves of $262,000 at December 31, 2004. The increase in impaired loans was the result of the increase in non-accrual loans and loans 90 days past due and still accruing described above. The average recorded investment in impaired loans during the year ended December 31, 2005 was $2.3 million. Interest income recognized on impaired loans during the period the loans were considered to be impaired for 2005 and 2004 approximated $50,000. Impaired loans will generally increase in times of economic uncertainty or stress. Management believes the level of impaired loans could increase if economic weaknesses are experienced in our market area during 2006.

Allowance for Loan Losses

Management maintains its allowance for loan losses based on historical experience, an evaluation of economic conditions and regular review of delinquencies and loan portfolio quality. Based upon these factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for probable loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectibility is considered questionable. Since certain lending activities involve greater risks, the percentage applied to specific loan types may vary. The allowance is increased by provisions for loan losses and reduced by loans charged off, net of recoveries.

The following table sets forth information regarding changes in the allowance for loan losses for the periods indicated.

	Year ended December 31
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Average total loans	$403,234	$365,587	$341,782	$335,194	$339,258
Total loans at end of period	$420,181	$378,771	$348,095	$340,986	$357,080
Allowance at beginning of year	$4,898	$4,506	$4,611	$4,392	$3,911
Loans charged off:
Real estate:
One to four family	(87)	(307)	(229)	(238)	(99)
Construction	—	(200)	—	(18)	(141)
Other	—	(218)	(2)	(103)	(38)
Commercial	(293)	(267)	(1,296)	(561)	(441)
Lease financing receivables	—	(16)	(32)	(20)	(36)
Installment and other	(331)	(298)	(688)	(635)	(930)
Total charge-offs	(711)	(1,306)	(2,247)	(1,575)	(1,685)
Recoveries:
Real estate:
One to four family	39	16	49	13	4
Construction	5	3	7	29	—
Other	7	—	80	19	—
Commercial	175	38	35	38	67
Lease financing receivables	1	6	—	22	24
Installment and other	190	170	181	239	254
Total recoveries	417	233	352	360	349
Net charge-offs	(294)	(1,073)	(1,895)	(1,215)	(1,336)
Provision for loan losses	820	1,465	1,790	1,434	1,435
Allowance related to acquisitions	—	—	—	—	382
Allowance at end of period	$5,424	$4,898	$4,506	$4,611	$4,392
Ratio of net charge-offs to average total loans	0.07%	0.29%	0.55%	0.36%	0.39%
Allowance to total loans at end of period	1.29%	1.29%	1.29%	1.35%	1.23%
Allowance to non-performing loans	118.4%	177.9%	62.10%	100.76%	118.83%

The decrease in the allowance as a percent of non-performing loans was due to higher collateral values securing the non-performing loans in 2005 compared to 2004. Net charge-offs were $294,000 for the year ended 2005 compared to $1.1 million for the year ended 2004. Net charge-offs for 2005 consisted of several small credits. The largest charge-off during 2005 was approximately $99,000 for a commercial loan.

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

December 31
	2005		2004		2003		2002		2001
		Loans in		Loans in		Loans in		Loans in		Loans in
		Category		Category		Category		Category		Category
	Amount	as a	Amount	as a	Amount	as a	Amount	as a	Amount	as a
	of	Percentage	of	Percentage	of	Percentage	of	Percentage	of	Percentage
	Gross	of Total	Gross	of Total	Gross	of Total	Gross	of Total	Gross	of Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
(Dollars in thousands)
Loans secured by real estate:

One to four family	$417	20.7%	$423	23.1%	$397	27.0%	$16	30.1%	$139	35.2%
Construction and land development	705	19.3	402	13.0	635	13.0	575	11.3	248	8.2
Commercial & other	1,035	41.1	1,137	36.9	944	34.0	784	28.8	658	22.4
Commercial and agricultural	2,588	15.0	2,331	21.9	1,638	20.0	2,102	21.1	2,283	23.1
Lease financing receivables	6	0.3	9	0.4	8	—	14	—	35	1.4
Installment and other	582	3.6	393	4.7	602	6.0	864	8.7	889	9.7
Unallocated	91	—	203	—	282	—	256	—	140	—
	$5,424	100.0%	$4,898	100.0%	$4,506	100.0%	$4,611	100.0%	$4,392	100.0%

The provision for loan losses takes into account many factors such as our prior experience with loan losses and an evaluation of the risks in the loan portfolio at any given time, including changes in economic, operating, and other conditions of borrowers, the economies in our areas of operations and to a lesser extent, the national economy. The allowance for loan losses allocated to construction and land development increased approximately $300,000 at December 31, 2005 compared to December 31, 2004 due to an increase in the allocation of the allowance associated with historical trends and economic conditions due to an increased balance in this category in 2005 compared to 2004. The allowance for loan losses allocated to commercial and agricultural loans increased approximately $257,000 due to an increase in specific reserves at 2005 compared to 2004.  The allowance for loan losses allocated to installment and other loans increased approximately $189,000 due to an increase in the specific allocations of this category of loans in 2005 compared to 2004.

Investments

We invest a portion of our available funds in short-term and long-term instruments, including federal funds sold and investment securities. Our investment portfolio is designed to provide liquidity for cash flow requirements, to assist in managing interest rate risk, and to provide collateral for certain public deposits and other borrowing arrangements. At December 31, 2005 and 2004, the investment portfolio was comprised principally of mortgage-backed securities, obligations of U.S. government agencies and obligations of states and political subdivisions. Total investment securities at December 31, 2005 of $190.4 million represented a decrease of $1.4 million from total investments at December 31, 2004 of $191.8 million. The decrease was primarily a result of a decrease in mortgage backed securities of $3.2 million, the proceeds of which were used to fund the loan portfolio growth.

We initiated a long-term balance sheet management strategy starting in the fourth quarter of 2001 to increase the asset sensitivity of our balance sheet with the expectation of benefiting from an anticipated increase in interest rates and to borrow long-term borrowings during the period of historically low interest rates.

Under this strategy we borrowed $88.0 million in Federal Home Loan advances and purchased short-term investment securities and funded loans. The Federal Home Loan Bank borrowings, which carry an average rate of 4.04%, consist of $70.0 million in 10-year fixed rate advances convertible to floating rate advances if LIBOR increases to a range of 6.0% to 7.50% within the 10 years, $10.0 million in 5-year fixed rate advances convertible to floating rate advances if LIBOR increases to 7.50% within the 5 years, $5.0 million in 10-year floating rate advances and $3.0 million in 3-year fixed rate advances.

A decreasing interest rate environment may cause an unfavorable impact on net interest income and net interest margin and an increasing interest rate environment may increase net interest income and net interest margin over the remaining borrowing period, but the actual magnitude of this impact cannot be estimated.

The following table presents our investments in certain securities accounted for as available for sale. “Other” investments is comprised of Federal Home Loan Bank of Topeka common stock, Federal Reserve Bank common stock and certain equity securities, all of which carry no stated maturity.

	December 31
	2005	2004
	(In thousands)
Investment securities available for sale:
U.S. Agency securities	$59,986	$56,199
Obligations of state and political subdivisions	29,733	32,276
Mortgage-backed securities	85,422	88,666
Other	15,268	14,701
Total investment securities	$190,409	$191,842

The following tables set forth a summary of the contractual maturities in the investment portfolio at December 31, 2005 and December 31, 2004.

	December 31, 2005
			Over one years		Over five years
	One year or less		through five years		through ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and agencies	$11,065	3.22%	$19,719	3.50%	$20,048	4.78%	$9,154	4.58%	$59,986	4.04%
Obligations of states and political subdivisions	989	4.73	4,691	4.31	14,604	4.33	9,449	4.18	29,733	4.29
Mortgage-backed securities	10	7.57	1,965	3.66	4,225	4.67	79,222	4.94	85,422	4.90
Other(1)	8,825	4.80	463	6.75	432	7.80	5,548	4.98	15,268	5.01
	$20,889		$26,838		$39,309		$103,373		$190,409

	December 31, 2004
			Over one years		Over five years
	One year or less		through five years		through ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and agencies	$3,649	4.79%	$30,118	3.55%	$8,256	4.00%	$14,176	5.07%	$56,199	4.08%
Obligations of states and political subdivisions	1,252	6.15	4,956	6.42	16,251	6.36	9,817	6.16	32,276	6.30
Mortgage-backed securities	—	—	1,255	4.37	4,617	4.17	82,794	4.79	88,666	4.76
Other(1)	8,505	4.19	—	0.00	1,071	7.38	5,125	5.33	14,701	5.68
	$13,406		$36,329		$30,195		$111,912		$191,842

(1)             Other securities consists principally of Federal Home Loan Bank of Topeka common stock and Federal Reserve Bank stock, which have no stated maturity

Deposits

Our primary source of funds has historically been customer deposits, which totaled $507.9 million at December 31, 2005, a $39.9 million, or 8.5%, increase from $468.0 million at December 31, 2004. The increase was a result of an increase in certificates of deposits of $41.1 million, primarily due to branch promotional campaigns and an increase in public funds in the fourth quarter of 2005. Average balance for checking, savings and money market deposits was $255.2 million for the year ended December 31, 2005 compared to $253.2 million for the same accounts in 2004.

The following table sets forth the average balances and weighted average rates for categories of deposits for the periods indicated.

	For the years ended December 31
	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Non-interest-bearing demand	$73,972	—	$68,256	—	$64,329	—
Interest-bearing demand	148,059	1.18%	151,871	0.70%	146,527	0.76%
Savings	33,206	0.67%	33,045	0.64%	31,672	0.78%
Time	226,889	3.01%	198,123	2.34%	203,452	2.65%
Total	$482,126		$451,295		$445,980

The following table summarizes at December 31, 2005 and December 31, 2004, our certificates of deposit of $100,000 or more by time remaining until maturity.

	December 31
	2005	2004
	(In thousands)
Remaining maturity:
Less than three months	$26,695	$13,684
Three to six months	20,379	6,411
Six months to one year	11,953	13,906
One year and over	15,346	18,784
Total	$74,373	$52,785

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

At December 31, 2005, FHLB borrowings aggregated $111.1 million, compared to $111.9 million at December 31, 2004 and $111.2 million at December 31, 2003. As discussed in the investment section above, approximately $88.0 million of the FHLB borrowings are part of a long-term balance sheet strategy to increase the sensitivity of our balance sheet by borrowing long-term funds at historically low interest rates and purchasing short-term investments securities and fund loans. At December 31, 2005, the aggregate available and unused borrowing capacity of our subsidiary banks was approximately $15.1 million, which was available through a line of credit and term advances. FHLB borrowings are collateralized by FHLB common stock, investment securities and certain qualifying mortgage loans of our subsidiary banks.

TeamBank, N.A. and Colorado National Bank are member banks of the Federal Reserve Bank and may use the Federal Reserve Bank discount window to meet short-term funding needs. Neither of our subsidiary banks utilized short-term Federal Reserve Bank borrowings during 2005 or 2004.

Subordinated Debentures

On August 10, 2001, Team Financial Capital Trust I (the Trust), a Delaware business trust formed by Team Financial, Inc., completed the sale of $15.5 million 9.50% Cumulative Trust Preferred Securities. The Trust used the net proceeds from the offering to purchase a like amount of Team Financial, Inc.’s 9.50% Trust Preferred Securities. The debentures, maturing August 10, 2031, are the sole assets of the Trust. In exchange for the capital contribution made to the Trust by Team Financial, Inc. upon formation, Team Financial, Inc. owns all of the common securities of the Trust. On August 10, 2006, we have the right to redeem the debentures, in whole or in part, at a redemption price specified in the Indentures plus any accrued but unpaid interest to the redemption date.

In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46 R), adopted in December 2003, the Trust qualifies as a special purpose entity that is not required to be consolidated in our financial statements. The $15.5 million Trust Preferred Securities issued by the Trust are reported on the records of the Trust.

We continue to include the Trust Preferred Securities issued by the Trust in Tier I capital for regulatory capital purposes.

Total expenses associated with offering the Trust Preferred Securities, paid by Team Financial, Inc., approximated $1.0 million and are reflected in our financial statements. The costs are included in “Other Assets” and are being amortized on a straight-line basis to interest expense over the life of the debentures. As of December 31, 2005, approximately $846,000 of the cost related to offering the Trust Preferred Securities remained unamortized. In the event that we would redeem all or part of our 9.50% subordinated debentures on or after August 10, 2006, we would amortize the proportionate unamortized cost of the offering and incur a charge. The maximum charge that would be incurred should we redeem all of the subordinated debentures on August 10, 2006 would be approximately $826,000.

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations in the normal course of business that are integral to our operations. The following table summarizes payments due per these contractual obligations at December 31, 2005.

	Payments Due By
	One Year	Over One to	Over Three to	Over
	or less	Three Years	Five Years	Five Years	Total
	(In thousands)
Time deposits	$173,910	$63,002	$5,750	$16	$242,678
Repurchase agreements	4,036	—	—	—	4,036
Subordinated debentures, FHLB advances and notes payable	19,207	10,000	10,000	88,131	127,338
Operating lease obligations	108,000	85,000	—	—	193,000
Loan commitments	57,550	10,374	2,662	10,725	81,310
Data processing contracts	555	677	—	—	1,232
Total	$363,258	$169,053	$18,412	$98,872	$649,594

Payments on time deposits are based on contractual maturity dates. These funds may be withdrawn prior to maturity with or without penalties.

Included in subordinated debentures and notes payable in the above table is subordinated debt of $16,005,000. The debentures mature on August 10, 2031; however, we may redeem all or part of the debentures at any time on or after August 10, 2006. These debentures are included in the one year or less maturity category in the table above based on the date of earliest redemption.

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

Additionally, we offer standby letters of credit to our customers, which are a conditional, but irrevocable form of guarantee, issued to guarantee payment upon default of payment by our customer. Standby letters of credit are initially issued for a period of one year, but can be extended depending on customer needs. The contractual amount of standby letters of credit was $6,202,000 at December 31, 2005 and the maximum remaining term for any standby letter of credit is December 2008; however, we have several standby letters of credit that are backed by demand notes that automatically renew and have no stated maturity. Commitments for standby letters of credit do not necessarily represent future cash requirements.

Capital Resources

We monitor compliance with bank and financial holding company regulatory capital requirements, focusing primarily on risk-based guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy, core capital and total capital, which consist of core and secondary capital. Core capital, also known as Tier 1 capital, generally includes common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries, less goodwill and intangible assets. No more than 25% of core capital elements may consist of cumulative preferred stock. The Trust Preferred Securities, issued by our subsidiary, Team Financial Capital Trust I, to purchase Team Financial, Inc. subordinated debentures, is included in Tier I capital of Team Financial, Inc. for regulatory purposes. Total risk based capital, also known as Tier 2 capital, generally includes the allowance for loan losses limited to 1.25% of weighted risk assets, certain forms of perpetual preferred stock, as well as hybrid capital instruments.

The following tables present capital ratios as of the indicated dates.

	Risk Based Capital Ratios
	At December 31
	2005		2004		2003
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Core capital	$56,661	11.60%	$46,857	10.70%	$46,320	11.08%
Core capital minimum requirement(1)	19,530	4.00%	17,524	4.00%	16,721	4.00%
Excess	$37,131	7.60%	$29,333	6.70%	$29,599	7.08%
Total risk based capital	$62,085	12.72%	$51,755	11.81%	$50,826	12.16%
Total risk based capital requirement(1)	39,061	8.00%	35,049	8.00%	33,442	8.00%
Excess	$23,024	4.72%	$16,706	3.81%	$17,384	4.16%
Total risk adjusted assets	$488,260		$438,109		$418,026

	Leverage Ratios
	At December 31
	2005		2004		2003
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Core capital	$56,661	8.42%	$46,857	7.43%	$46,320	7.46%
Core capital minimum requirement(2)	26,903	4.00%	25,213	4.00%	24,829	4.00%
Excess	$29,758	4.42%	$21,644	3.43%	$21,491	3.46%
Average total assets	$672,578		$630,323		$620,723

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payments, (SFAS 123R). This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payments with employees except for equity instruments held by employee share ownership plans. SFAS 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employee, (APB 25) and is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. As discussed in the notes to consolidated financial statements, in 2005 and previous years, we have applied APB 25 in accounting for our stock incentive plans which required compensation cost be recognized as the excess, if any, of the fair market value of our stock at the date of grant over the amount the employee must pay to acquire the stock. In accordance with APB 25 we have reported the pro forma effect on net income if the share-based awards were accounted for using the fair value method in a footnote.

On September 30, 2004 the FASB issued a final FASB Staff Position, FSP EITF Issue 03-1-1, that delays the effective date for the measurement and recognition guidance included in EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, (EITF 03-1). Originally, this statement was effective for reporting periods beginning after June 15, 2004 and provided guidance on when to record a loss in the statement of operations and when additional information needed to be disclosed on unrealized losses. Other components of EITF 03-1 regarding quantitative and qualitative information was required to be presented in the financial statements effective for fiscal years ending after December 15, 2003 and was not deferred by the FASB’s Staff Position. This portion of EITF 03-1 was adopted in December, 2003 and the required disclosures are included in footnote 3 in the Notes to the Consolidated Financial Statements. The adoption of the measurement and recognition guidance, have not had a material impact on our financial position and results of operations.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, (SOP 03-3). SOP 03-3 addresses the accounting for certain acquired loans or debt securities, including those acquired in a purchase business combination, that have experienced a deterioration of credit quality between the loan origination date that the date the loan is acquired by an investor, and for which it is probable that at acquisition the investor will be unable to collect all contractually required payments on the loan. Loans within the scope of this SOP that are acquired should be recognized initially at the present value of amounts expected to be received and no allowance for loan losses should be carried over related to these loans at acquisition. SOP 03-3 prohibits displaying accretable yield and nonaccretable differences in the balance sheet. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. We adopted SOP 03-3 on January 1, 2005. The adoption of SOP 03-3 did not have a material impact on our financial position or results of operations.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

Liquidity

We continuously forecast and manage our liquidity in order to satisfy cash flow requirements of depositors, borrowers, and our own cash flow needs. We have developed internal and external sources of liquidity to meet our continued growth needs. These liquidity sources include, but are not limited to, raising deposits through branch promotional campaigns, purchasing brokered certificates of deposits, overnight funds, short term investment securities classified as available-for-sale and drawing on credit facilities established through the Federal Home Loan Bank of Topeka.

Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At December 31, 2005 and December 31, 2004, these liquid assets totaled $224.8 million and $226.6 million, respectively. Included in these liquid assets are investment securities of $161.1 million at December 31, 2005 and $162.7 million at December 31, 2004 that were pledged as collateral for borrowings, repurchase agreements and for public funds on deposit.

At December 31, 2005 there was approximately $15.1 million borrowing capacity remaining under agreements with the Federal Home Loan Bank of Topeka.

During 2005, our loan portfolio increased approximately 10.9%. Decreased liquidity may result in the inability to continue this growth rate in the future or may result in an increased cost of funding. Deposit growth through branch promotional campaigns is expected to provide additional sources of funding. Another source of additional funding is the use of brokered certificates of deposits.

Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

Asset and Liability Management

Asset and liability management refers to management’s efforts to minimize fluctuations in net interest income caused by interest rate changes. This is accomplished by managing the re-pricing of interest rate sensitive interest-earning assets and interest-bearing liabilities. Controlling the maturity of re-pricing of an institution’s liabilities and assets in order to minimize interest rate risk is commonly referred to as “gap management”. Close matching of re-pricing assets and liabilities will normally result in little change in net interest income when interest rates change. We monitor our asset and liability mix monthly in an effort to maintain consistent earnings performance through the control of interest rate risk.

Below is a static gap schedule as of December 31, 2005. This is just one of several tools which may be used to measure and manage interest rate sensitivity. Interest-earning assets and interest-bearing liabilities are presented below within selected time intervals based on their re-pricing and maturity characteristics. In this presentation, the sensitivity position would be perfectly matched when an equal amount of assets and liabilities re-price during any given time period. Excess assets or liabilities re-pricing in a given time period results in the interest rate gap shown in the table. A positive gap indicates more assets than liabilities will re-price in that time period, while a negative gap indicates more liabilities than assets will re-price.

	Static Gap Analysis at December 31, 2005
	3 months	4 through	13 through	37 through	61 through	More than
	or less	12 months	36 months	60 months	120 months	120 months	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net of unearned income	$102,512	$137,626	$98,700	$52,226	$13,043	$16,074	$420,181
Investment securities available for sale	10,821	10,068	13,428	13,410	39,309	103,373	190,409
Federal funds sold and interest-bearing deposits	19,768	—	—	—	—	—	19,768
Other assets	—	480	—	—	—	—	480
Total interest-earning assets	$133,101	$148,174	$112,128	$65,636	$52,352	$119,447	$630,838
Interest bearing liabilities:
Savings deposits and interest-bearing checking	$265,200	$—	$—	$—	$—	$—	$265,200
Time deposits under $100,000	39,173	78,052	46,658	4,406	16	—	168,305
Time deposits over $100,000	22,674	34,010	16,344	1,345	—	—	74,373
Federal funds purchased and securities sold under agreements to repurchase	4,036	—	—	—	—	—	4,036
Federal Home Loan Bank Advances	5,000	3,000	27,000	5,000	70,401	730	111,131
Notes payable and subordinated debentures	202	16,005	—	—	—	—	16,207
Total interest-bearing liabilities	$336,285	$131,067	$90,002	$10,751	$70,417	$730	$639,252
Periodic repricing gap	$(203,184)	$17,107	$22,126	$54,885	$(18,065)	$118,717	$(8,414)
Cumulative repricing gap	(203,184)	(186,077)	(163,951)	(109,066)	(127,131)	(8,414)
Periodic repricing gap as a percent of interest earning assets	(152.65)%	11.55%	19.73%	83.62%	(34.51)%	99.39%
Cumulative repricing gap as a percent of interest earning assets	(152.65)%	(125.58)%	(146.22)%	(166.17)%	(242.84)%	(7.04)%

The table indicates that we are liability sensitive in the less than three-month period and the 61 through 120 month period, and are asset sensitive for all other periods. The liability sensitivity during the three months or less period is primarily due to the classification of savings and interest-bearing checking as three months or less as these funds may be withdrawn at any time. This means that during the first period classification, interest-bearing liabilities re-price faster than interest-earning assets, thereby improving net interest income when rates are falling and reducing net interest income when rates are rising. While the “static gap” method is a widely used measure of interest sensitivity, it is not, in management’s opinion, the only indicator of our interest rate sensitivity.

The following table indicates that at December 31, 2005, if there had been a sudden and sustained increase in prevailing market interest rates, our 2006 net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.

	Net Interest	(Decrease)	Percent
Change in Interest Rates	Income	Increase	Change
	(Dollars in thousands)
200 basis point rise	$25,234	$1,363	5.71%
100 basis point rise	24,552	681	2.85
Base rate scenario	23,871	—	—
100 basis point decline	22,851	(1,020)	(4.27)
200 basis point decline	20,474	(3,397)	(14.23)

We believe we are appropriately positioned for future interest rate movements, although we may experience fluctuations in net interest income due to short-term timing differences between the re-pricing of assets and liabilities.

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Team Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Team Financial, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team Financial, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Kansas City, Missouri March 24, 2006

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2005 and 2004
(In thousands)

	2005	2004
Assets
Cash and due from banks	$14,592	$13,718
Federal funds sold and interest bearing bank deposits	19,768	21,023
Cash and cash equivalents	34,360	34,741
Investment securities:
Available for sale, at fair value (amortized cost of $192,388 and $190,369 at December 31, 2005 and 2004, respectively)	190,409	191,842
Total investment securities	190,409	191,842
Loans receivable, net of unearned fees	420,181	378,771
Allowance for loan losses	(5,424)	(4,898)
Net loans receivable	414,757	373,873
Accrued interest receivable	4,607	3,819
Premises and equipment, net	16,359	15,317
Assets acquired through foreclosure	455	408
Goodwill	10,700	10,700
Intangible assets, net of accumulated amortization	3,223	3,811
Bank owned life insurance policies	19,173	18,460
Other assets	2,486	2,830
Assets of discontinued operations	—	8,282
Total assets	$696,529	$664,083
Liabilities and Stockholders’ Equity
Deposits:
Checking deposits	$186,791	$183,650
Savings deposits	31,944	32,749
Money market deposits	46,465	49,931
Certificates of deposit	242,678	201,620
Total deposits	507,878	467,950
Federal funds purchased and securities sold under agreements to repurchase	4,036	5,669
Federal Home Loan Bank advances	111,131	111,915
Notes payable	202	3,544
Subordinated debentures	16,005	16,005
Accrued expenses and other liabilities	3,928	4,864
Liabilities of discontinued operations	—	1,282
Total liabilities	643,180	611,229
Stockholders’ equity:
Preferred stock, no par value. Authorized 10,000,000 shares; no shares issued	—	—
Common stock, no par value. 50,000,000 shares authorized; 4,499,470 and 4,496,753 shares issued; 4,034,995 and 4,034,178 shares outstanding at December 31, 2005 and 2004, respectively	27,880	27,849
Capital surplus	417	306
Retained earnings	30,941	28,264
Treasury stock, common stock 464,475 and 462,575 shares at cost at December 31, 2005 and 2004, respectively	(4,583)	(4,537)
Accumulated other comprehensive income (loss)	(1,306)	972
Total stockholders’ equity	53,349	52,854
Total liabilities and stockholders’ equity	$696,529	$664,083

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2005, 2004, and 2003
(Dollars in thousands, except per share data)

	2005	2004	2003
Interest income:
Interest and fees on loans	$27,778	$23,308	$23,189
Taxable investment securities	7,352	7,364	7,144
Nontaxable investment securities	1,168	1,203	1,094
Other	311	100	152
Total interest income	36,609	31,975	31,579
Interest expense:
Deposits:
Checking deposits	1,124	570	554
Savings deposits	222	212	246
Money market deposits	627	493	557
Certificates of deposit	6,823	4,630	5,392
Federal funds purchased and securities sold under agreements to repurchase	136	143	49
FHLB advances payable	4,696	4,865	4,998
Notes payable	62	125	174
Subordinated debtentures	1,553	1,553	1,553
Total interest expense	15,243	12,591	13,523
Net interest income before provision for loan losses	21,366	19,384	18,056
Provision for loan losses	(820)	(1,465)	(1,790)
Net interest income after provision for loan losses	20,546	17,919	16,266
Non-interest income:
Service charges	3,891	3,952	3,573
Trust fees	702	664	608
Gain on sales of mortgage loans	887	1,264	2,788
Gain (loss) on sales of investment securities	(1)	(50)	294
Bank owned life insurance income	842	821	892
Other	1,385	1,499	1,653
Total non-interest income	7,706	8,150	9,808
Non-interest expenses:
Salaries and employee benefits	11,406	10,638	10,927
Occupancy and equipment	2,759	2,765	2,495
Data processing	2,851	2,528	2,190
Professional fees	1,348	1,179	1,090
Marketing	378	355	267
Supplies	322	378	381
Intangible asset amortization	616	798	823
Disposal of branch assets	—	—	258
Other	3,550	3,410	3,243
Total non-interest expenses	23,230	22,051	21,674
Net income from continuing operations before income taxes	5,022	4,018	4,400
Income tax expense	944	222	958
Net income from continuing operations	4,078	3,796	3,442
Net income (loss) from discontinued operations, net of tax	(108)	(218)	350
Net income	$3,970	$3,578	$3,792
Basic income per share from continuing operations	$1.01	$0.93	$0.84
Diluted income per share from continuing operations	$1.00	$0.93	$0.83
Basic income per share from discontinued operations	$(0.03)	$(0.05)	$0.09
Diluted income per share from dicontinued operations	$(0.03)	$(0.05)	$0.09
Basic income per share	$0.98	$0.88	$0.93
Diluted income per share	$0.97	$0.87	$0.92
Shares applicable to basic income per share	4,038,097	4,060,587	4,095,903
Shares applicable to diluted income per share	4,094,793	4,094,714	4,131,381

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2005, 2004, and 2003
(In thousands)

	2005	2004	2003
Net income	$3,970	$3,578	$3,792
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale, net of tax of $(1,175), $(493), and $(970) for the years ended December 31, 2005, 2004, and 2003, respectively	(2,279)	(958)	(1,877)
Reclassification adjustment for (gains) losses included in net income, net of tax of $0, $17, and $(100) for the years ended December 31, 2005, 2004, and 2003, respectively	1	33	(194)
Other comprehensive income (loss), net	(2,278)	(925)	(2,071)
Comprehensive income	$1,692	$2,653	$1,721

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2005, 2004, and 2003
(In thousands)

					Accumulated
		Additional			other	Total
	Common	paid-in	Retained	Treasury	comprehensive	stockholders’
	stock	capital	earnings	stock	income (loss)	equity
Balance, December 31, 2002	27,393	211	23,290	(3,034)	3,968	51,828
Treasury stock purchased (50,800 shares)	—	—	—	(564)	—	(564)
Common stock issued in connection with compensation plans (7,428 shares)	55	—	—	—	—	55
Contribution of shares of treasury stock to Company ESOP (35,300 shares)	—	55	—	386	—	441
Increase in additional paid in capital in connection with compensation plans	—	26	—	—	—	26
Net income	—	—	3,792	—	—	3,792
Dividends ($0.27 per share)	—	—	(1,103)	—	—	(1,103)
Other comprehensive income (loss), net of $(1,070) in taxes	—	—	—	—	(2,071)	(2,071)
Balance, December 31, 2003	27,448	292	25,979	(3,212)	1,897	52,404
Treasury stock purchased (142,992 shares)	—	—	—	(1,683)	—	(1,683)
Common stock issued in connection with compensation plans (47,115 shares)	393	—	—	—	—	393
Contribution of shares of treasury stock to Company ESOP (30,500 shares)	—	7	—	358	—	365
Decrease in additional paid in capital in connection with compensation plans	8	(8)	—	—	—	—
Increase in additional paid in capital in connection with compensation plans	—	15	—	—	—	15
Net income	—	—	3,578	—	—	3,578
Dividends ($0.32 per share)	—	—	(1,293)	—	—	(1,293)
Other comprehensive income (loss), net of $(476) in taxes	—	—	—	—	(925)	(925)
Balance, December 31, 2004	27,849	306	28,264	(4,537)	972	52,854
Treasury stock purchased (6,100 shares)	—	—	—	(93)	—	(93)
Common stock issued in connection with compensation plans (6,917 shares)	31	(18)	—	47	—	60
Increase in additional paid in capital in connection with compensation plans	—	129	—	—	—	129
Net income	—	—	3,970	—	—	3,970
Dividends ($0.32 per share)	—	—	(1,293)	—	—	(1,293)
Other comprehensive income (loss), net of $(1,175) in taxes	—	—	—	—	(2,278)	(2,278)
Balance, December 31, 2005	$27,880	$417	$30,941	$(4,583)	$(1,306)	$53,349

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004, and 2003
(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$3,970	$3,578	$3,792
Loss (Income) from discontinued operations	108	218	(350)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	820	1,465	1,790
Depreciation and amortization	2,479	2,868	4,327
Contribution of common stock to ESOP	—	365	441
Deferred income taxes	(525)	(386)	(333)
Noncash compensation expense	129	15	26
Change in bank owned life insurance	(713)	(704)	(788)
Net (gain) loss on sales of investment securities	(1)	50	(294)
FHLB stock dividends	(317)	(226)	—
Net gain on sales of mortgage loans	(887)	(1,264)	(2,788)
Net (gain) loss on sales of assets	(57)	138	73
Disposal of branch assets	—	—	258
Proceeds from sale of mortgage loans	52,399	62,507	132,436
Origination of mortgage loans for sale	(50,456)	(63,539)	(121,264)
Net (increase) decrease in other assets	(200)	62	1,337
Net (decrease) increase in accrued expenses and other liabilities	1,689	(217)	(1,540)
Net cash flows from operating activities of discontinued operations	—	(1,486)	911
Net cash provided by operating activities	8,438	3,444	18,034
Cash flows from investing activities:
Net increase in loans	(43,256)	(29,985)	(16,400)
Proceeds from sale of investment securities available-for-sale	1,014	8,593	5,686
Proceeds from maturities and principal reductions of investment securities available-for-sale	40,656	74,292	127,556
Purchases of investment securities available-for-sale	(44,004)	(56,627)	(134,684)
Purchase of premises and equipment, net	(2,299)	(2,820)	(3,046)
Proceeds from sales of assets	260	731	641
Cash paid for acquisitions	(925)	(925)	—
Net cash received from sale of discontinued operations	6,892	—	—
Net cash flows from investing activities of discontinued operations	—	753	(1,272)
Net cash used in investing activities	(41,662)	(5,988)	(21,519)
Cash flows from financing activities:
Net (decrease) increase in deposits	39,928	21,791	(9,446)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(1,633)	(1,511)	2,896
Payments on Federal Home Loan Bank advances	(10,794)	(12,098)	(1,097)
Proceeds from Federal Home Loan Bank advances	10,010	12,779	—
Payments on notes payable	(9,785)	(7,990)	(3,540)
Proceeds of notes payable	6,443	8,312	200
Common stock issued	31	393	55
Purchase of treasury stock	(93)	(1,683)	(564)
Issuance of treasury stock	29	—	—
Dividends paid on common stock	(1,293)	(1,298)	(1,022)
Net cash provided by (used in) financing activities	32,843	18,695	(12,518)
Net change in cash and cash equivalents	(381)	16,151	(16,003)
Cash and cash equivalents at beginning of the year	34,741	18,590	34,593
Cash and cash equivalents at end of the year	$34,360	$34,741	$18,590

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
Years ended December 31, 2005, 2004, and 2003
(In thousands)

	2005	2004	2003
Supplemental disclosures of cash flow information :
Cash paid during the year for:
Interest	$14,611	$12,682	$13,596
Income taxes	804	1,404	2,055
Noncash activities related to operations:
Assets acquired through foreclosure	559	2,243	549
Loans to facilitate the sale of real estate acquired through foreclosure	336	2,106	521
Noncash activities related to acquisitions and disposals:
Operating activities:
Decrease in other assets	$—	$—	$(45)
Investing activities:
Decrease in premises and equipment	—	—	(213)

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003

(1)          Summary of Significant Accounting Policies

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies used in presenting the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries, Team Financial Acquisition Subsidiary, Inc., including TeamBank, N.A. and its subsidiaries, and Post Bancorp including Colorado National Bank, all of which are collectively considered one segment. All material inter-company transactions, profits, and balances are eliminated in consolidation.

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

Securities Available-for-Sale

Securities to be held for indefinite periods of time, including securities that management intends to use as a part of its asset/liability strategy that may be sold in response to changes in interest rates, loan prepayments, or other factors, are classified as available-for-sale and carried at fair value. Gains or losses on the sale of securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to call date and maturity date, respectively. Unrealized holding gains or losses, net of tax, for securities available-for-sale are reported as a component of other comprehensive income (loss).

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

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

Mortgage Banking

Loans held for sale in the secondary market are carried at the lower of aggregate cost or fair value. Unrealized losses are recognized via a charge against operations through the establishment of a valuation reserve. Realized gains and losses on such loans are accounted for under the specific identification method. Loan origination fees and costs are not amortized during the period the loans are held for sale and are recorded as part of the gain or loss on the sale of loans.

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

Management believes that the allowance for loan losses as of December 31, 2005 is adequate. However, additions to or recaptures from the allowances may be necessary based upon changes in economic conditions, borrower financial status, the regulatory environment, real estate values, and loan portfolio size and composition. As such, periodic provisions for estimated loan losses may vary from time to time.

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
December 31, 2005, 2004 and 2003

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

The intangible asset resulting from the acquisition of an insurance agency represents the fair value assigned to the existing customer list of the insurance agency acquired. The agency expiration intangible asset was amortized using a straight-line basis over a period of ten years. In February 2005, the insurance agency subsidiary was sold to an independent third party. Therefore, the agency expiration intangible asset is presented in assets of discontinued operations in the 2004 consolidated financial statements.

Bank Owned Life Insurance

Bank owned life insurance is recorded at the cash surrender value of the underlying policies. Income on the investments in the policies, net of insurance costs, is recorded as non-interest income.

Insurance Agency Commissions

Insurance agency commissions are recorded as of the effective date of insurance coverage or the billing date, whichever is later. Contingent commissions and commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received, which is our first notification of amounts earned. Insurance agency commissions are included in net income (loss) from discontinued operations in the 2004 and 2003 consolidated financial statements.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

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

Stock Incentive Plan

The Company has applied the provisions of Accounting Principals Board (APB) Opinion No. 25 and related interpretations in accounting for options issued under the Stock Incentive Plan. The exercise price of certain of the stock options granted equals the market price of the underlying stock options on the date of grant, and therefore, no compensation expense is recorded. Certain other stock options granted have contingent vesting schedules based on various performance goals and therefore expense may be recorded as the difference between the exercise price and the fair market value at the date of vesting. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), included in footnote 13 of the notes to the consolidated financial statements.

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

	Years ended
	2005	2004	2003
Basic weighted average common shares outstanding	4,038,097	4,060,587	4,095,903
Stock options	56,696	34,127	35,478
Diluted weighted average common shares outstanding	4,094,793	4,094,714	4,131,381

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payments, (SFAS 123R). This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share based payments with employees except for equity instruments held by employee share ownership plans. SFAS 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

supercedes Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employee, (APB 25) and is effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005. As discussed in the notes to consolidated financial statements, in 2005 and previous years, we have applied APB 25 in accounting for our stock incentive plans which requires compensation cost be recognized as the excess, if any, of the fair market value of our stock at the date of grant over the amount the employee must pay to acquire the stock. In accordance with APB 25 we have reported the pro forma effect on net income in the notes to the consolidated financial statements as if the share-based awards were accounted for using the fair value method in a footnote.

On September 30, 2004 the FASB issued a final FASB Staff Position, FSP EITF Issue 03-1-1, that delays the effective date for the measurement and recognition guidance included in EITF Issue 03-1, The Meaning of Other-than-temporary Impairment and Its Application to Certain Investments, (EITF 03-1). Originally, this statement was effective for reporting periods beginning after June 15, 2004 and provided guidance on when to record a loss in the statement of operations and when additional information needed to be disclosed on unrealized losses. Other components of EITF 03-1 regarding quantitative and qualitative information was required to be presented in the financial statements effective for fiscal years ending after December 15, 2003 and was not deferred by the FASB’s Staff Position. This portion of EITF 03-1 was adopted in December 2003 and the required disclosures are included in footnote 3 in the Notes to Consolidated Financial Statements. The adoption of the measurement and recognition guidance, have not had a material impact on the financial position and results of operations.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, (SOP 03-3). SOP 03-3 addresses the accounting for certain acquired loans or debt securities, including those acquired in a purchase business combination, that have experienced a deterioration of credit quality between the loan origination date that the date the loan is acquired by an investor, and for which it is probable that at acquisition the investor will be unable to collect all contractually required payments on the loan. Loans within the scope of this SOP that are acquired should be recognized initially at the present value of amounts expected to be received and no allowance for loan losses should be carried over related to these loans at acquisition. SOP 03-3 prohibits displaying accretable yield and nonaccretable differences in the balance sheet. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. We adopted SOP 03-3 on January 1, 2005. The adoption of SOP 03-3 did not have a material impact on the financial position or results of operations.

(2)          Discontinued Operations

On February 25, 2005, we completed the sale of our insurance agency subsidiary, Team Insurance Group, Inc. All of the issued and outstanding shares of the subsidiary were sold to an unaffiliated third party for total cash consideration of $6,836,000. Our investment in Team Insurance Group, Inc. at February 25, 2005 was approximately $7,000,000. A loss on the sale of the subsidiary of approximately $164,000 was recorded in the second quarter of 2005 upon finalization of the selling price and is presented, net of the tax effect of $56,000, in discontinued operations in the accompanying consolidated financial statements. The sale was effective December 31, 2004 and, therefore, the operations of the insurance subsidiary during 2005 were assumed by the new owners. Pursuant to the terms of the agreement, the buyer has until August 25, 2006 to present any breach of warranty or representation claims.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

As a result of the sale, the operations related to the insurance agency subsidiary have been classified as discontinued operations in the consolidated financial statements and notes to the consolidated financial statements.

The following table presents the net assets of Team Insurance Group, Inc. as of December 31, 2004.

2004
(In thousands)
Cash	$1,033
Investments	—
Premises and equipment, net	571
Goodwill	5,514
Intangible assets, net of accumulated amortization	1,039
Other assets	125
Accrued expenses and other liabilities	(1,282)
Total net assets	$7,000

Summarized results of operations of the insurance agency for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
	(In thousands)
Insurance agency commissions	$4,153	$4,454
Other income	193	229
Total income	4,346	4,683
Salary and employee benefits	3,092	2,864
Occupancy and equipment	338	274
Professional fees	90	53
Marketing	126	161
Supplies	39	58
Intangible asset amortization	170	175
Goodwill impairment	174	—
Intangible asset write-off	119	—
Other	455	498
Total expenses	4,603	4,083
Net income (loss) from discontinued operations before income taxes	(257)	600
Income tax expense (benefit)	(39)	250
Net income (loss) from discontinued operations, net of tax	$(218)	$350

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

(3)          Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities are presented below:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
	(In thousands)
Available for sale:
Debt securities:
U.S. Agency securities	$61,062	$32	$(1,108)	$59,986
Mortgage-backed securities	86,535	404	(1,517)	85,422
Nontaxable municipal securities	28,629	400	(168)	28,861
Taxable municipal securities	830	42	—	872
Other debt securities	6,555	40	(152)	6,443
Total debt securities	183,611	918	(2,945)	181,584
Equity securities	8,777	52	(4)	8,825
Total available for sale securities	$192,388	$970	$(2,949)	$190,409

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
	(In thousands)
Available for sale:
Debt securities:
U.S. Agency securities	$56,401	$270	$(472)	$56,199
Mortgage-backed securities	88,039	1,062	(435)	88,666
Nontaxable municipal securities	30,442	863	(73)	31,232
Taxable municipal securities	971	73	—	1,044
Other debt securities	6,057	139	—	6,196
Total debt securities	181,910	2,407	(980)	183,337
Equity securities	8,459	53	(7)	8,505
Total available for sale securities	$190,369	$2,460	$(987)	$191,842

Equity securities held at cost consist primarily of $6.8 million of Federal Home Loan Bank of Topeka common stock and $1.5 million of Federal Reserve Bank common stock.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

Gross realized gains and losses on sale of investment securities available for sale are summarized as follows:

	Year ended December 31
	2005	2004	2003
	(In thousands)
Gain on sales of investment securities available for sale	$25	$12	$300
Loss on sales of investment securities available for sale	(26)	(62)	(6)
Net gain (loss) on sales of investment securities available for sale	$(1)	$(50)	$294
Proceeds from the sale of investment securities available for sale	$1,014	$8,593	$5,686

Information on temporarily impaired securities at December 31, 2005 and 2004, segregated by those investments that have been in continuous unrealized loss position for less than 12 months and those investments that have been in continuous unrealized loss position for 12 months or longer, is summarized as follows:

	December 31, 2005
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Description of securities
Debt securities:
U. S. Agency securities	$23,615	$(344)	$30,052	$(764)	$53,667	$(1,108)
Mortgage-backed securities	45,512	(838)	21,002	(679)	66,514	(1,517)
Nontaxable municipal securities	8,355	(130)	1,158	(38)	9,513	(168)
Other debt securities	2,853	(152)	—	—	2,853	(152)
Total debt securities	80,335	(1,464)	52,212	(1,481)	132,547	(2,945)
Equity securities	7	(3)	6	(1)	13	(4)
Total temporarily impaired securities	$80,342	$(1,467)	$52,218	$(1,482)	$132,560	$(2,949)

	December 31, 2004
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Description of securities
Debt securities:
U. S. Agency securities	$28,312	$(305)	$6,133	$(167)	$34,445	$(472)
Mortgage-backed securities	35,978	(362)	4,257	(73)	40,235	(435)
Nontaxable municipal securities	3,083	(35)	1,507	(38)	4,590	(73)
Total debt securities	67,373	(702)	11,897	(278)	79,270	(980)
Equity securities	4	—	10	(7)	14	(7)
Total temporarily impaired securities	$67,377	$(702)	$11,907	$(285)	$79,284	$(987)

The table above represents 218 investment securities at December 31, 2005 where the current fair value is less than the related amortized cost. The unrealized losses on these temporarily impaired securities are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and changes in the level of prepayments for mortgage-backed securities. These unrealized losses are considered temporary based on our ability and intent to hold until values recover.

Contractual maturities of investment securities classified as available-for-sale are set forth in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2005		December 31, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Available-for-sale:
Due less than one year	$12,159	$12,064	$4,861	$4,901
Due after one through five years	27,288	26,838	36,192	36,329
Due after five through ten years	39,598	39,309	29,547	30,195
Due after ten years	104,566	103,373	111,310	111,912
Equity investments	8,777	8,825	8,459	8,505
	$192,388	$190,409	$190,369	$191,842

At December 31, 2005, securities with amortized cost of approximately $163,126,000 and fair value of approximately $161,145,000 were pledged as collateral to creditors, collateral for repurchase agreements, collateral for public funds on deposits and for other purposes as required by law. At December 31, 2004 securities with amortized cost of approximately $161,723,000 and fair value of approximately $162,677,000 were pledged for the same purposes.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

(4)          Loans

Major classifications of loans at December 31, 2005 and 2004 are as follows:

	2005		2004
		Percent of		Percent of
	Total	Total Loans	Total	Total Loans
	(Dollars in thousands)
Loans receivable:
Loans secured by real estate:
One to four family	$86,880	20.7%	87,633	23.1%
Construction and land development	80,918	19.3	49,388	13.0
Nonfarm, nonresidential	136,318	32.4	122,007	32.2
Farmland	32,135	7.6	13,480	3.6
Multifamily	4,603	1.1	4,301	1.1
Commercial and industrial	55,128	13.1	67,970	18.0
Agricultural	7,952	1.9	14,919	3.9
Installment loans	11,843	2.8	13,691	3.6
Obligations of state and political subdivision	4,131	1.0	4,370	1.2
Lease financing receivables	1,202	0.3	1,802	0.5
Gross loans	421,110	100.2	379,561	100.2
Less unearned fees	929	0.2	790	0.2
Total loans receivable	$420,181	100.0%	378,771	100.0%

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

Included in one-to-four family real estate loans are mortgage loans held for sale of approximately $1,845,000 and $3,107,000 at December 31, 2005 and 2004, respectively.

A summary of non-performing assets is as follows:

	December 31
	2005	2004
	(In thousands)
Non-performing assets:
Non-accrual loans:
Real estate loans	$1,303	$710
Commercial, industrial, and agricultural	906	308
Installment loans	134	263
Total non-accrual loans	2,343	1,281
Loans past due 90 days or more still accruing:
Real estate loans	604	40
Commercial, industrial, and agricultural	534	344
Installment loans	46	36
Total past due 90 days or more still accruing	1,184	420
Restructured loans	1,055	1,053
Total non-performing loans	4,582	2,754
Assets acquired through foreclosure	455	408
Total non-performing assets	$5,037	$3,162

An analysis of impaired loans is summarized as follows:

	Accrual status		Non-accrual status		Total impaired loans
		Specific		Specific		Specific
	Principal	Allowances	Principal	Allowances	Principal	Allowances
	(In thousands)
December 31, 2005	$1,184	$—	$2,343	$613	$3,527	$613
December 31, 2004	$420	$—	$1,281	$262	$1,701	$262

Average investment in impaired loans was $2,331,000, $4,008,000 and $6,683,000 during the years ended December 31, 2005, 2004 and 2003 respectively.

Activity related to loans made to our directors and executive officers during 2005 is presented below. Such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateralization (in thousands):

Loans to executive officers and directors at January 1, 2005	$1,263
Additions	618
Amounts collected	(371)
Balance at December 31, 2005	$1,510

Our primary market areas in Kansas are Miami County, Allen County, Franklin County, Labette County, Johnson County and surrounding counties. The primary market areas in Nebraska are Washington

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

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

(5)          Mortgage Banking Activities

We service first mortgage loans for secondary investors. Escrow balances are held on deposit for first mortgage loans serviced in our subsidiary banks. The aggregate first mortgage loans serviced and escrow balances held are as follows:

	December 31
	2005	2004
	(In thousands)
Mortgage loans serviced	$88,959	$106,371
Escrow deposits	501	522

Included in gain on sales of mortgage loans are capitalized mortgage servicing rights. A summary of the net mortgage servicing rights, which are included in intangible assets for the years ended December 31, 2005, 2004, and 2003 is as follows:

	2005	2004	2003
	(In thousands)
Balance January 1	$514	$656	$637
Mortgage servicing rights capitalized during the year	29	80	288
Amortization	(140)	(222)	(510)
Valuation adjustment	—	—	241
Balance December 31	$403	$514	$656

Service fees earned, included in other income, were approximately $248,000, $290,000, and $329,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(6)          Allowance for Loan Losses

A summary of the allowances for loan losses for the years ended December 31, 2005, 2004, and 2003 is as follows:

	December 31
	2005	2004	2003
	(In thousands)
Balance, beginning of year	$4,898	$4,506	$4,611
Provision for loan losses	820	1,465	1,790
Charge-offs	(711)	(1,306)	(2,247)
Recoveries	417	233	352
Balance, end of year	$5,424	$4,898	$4,506

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

(7)   Premises and Equipment, Net

Major classifications of bank premises and equipment at December 31, 2005 and 2004 for continuing operations are summarized as follows:

	December 31
	2005	2004
	(In thousands)
Land	$4,666	$3,020
Bank premises	13,582	12,450
Furniture, fixtures, and equipment	11,012	11,591
	29,260	27,061
Less accumulated depreciation	12,901	11,744
	$16,359	$15,317

Depreciation expense from continuing operations aggregating $1,231,000, $1,194,000, and $1,083,000 for the years ended December 31, 2005, 2004, and 2003, respectively, is included in occupancy and equipment expense in the accompanying consolidated statements of operations.

Space in certain facilities is rented under operating leases extending to 2007. Rent expense for continuing operations related to the leases was approximately $108,000 during 2005 and $107,000 during 2004 and 2003. Following is a summary of future minimum lease payments for years following December 31, 2005:

(In thousands)
2006	$108,000
2007	85,000
Thereafter	—
$193,000

(8)   Goodwill and Intangible Assets

The following table presents the original cost and accumulated amortization of intangible assets for continuing operations.

	December 31
	2005		2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)		(In thousands)
Core deposit intangible	$6,400	$3,581	$6,400	$3,103
Noncompete agreements	—	—	150	150
Mortgage servicing rights	2,450	2,046	2,420	1,906
Total intangible assets	$8,850	$5,627	$8,970	$5,159

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

Expected amortization expense is as follows:

	Estimated amortization expense
	Core Deposit	Mortgage
	Intangible	Servicing Rights	Total
	(In thousands)
Year ending December 31,
2006	$475	$69	$544
2007	475	69	544
2008	391	69	460
2009	383	69	452
2010	383	69	452

Goodwill was $10,700,000 at December 31, 2005 and December 31, 2004. There was no impairment of goodwill associated with continuing operations recorded for the years ended December 31, 2005, 2004 and 2003. See additional information in footnote 2, Discontinued Operations, for goodwill associated with discontinued operations in 2004.

(9)   Deposit Accounts

Deposits are summarized as follows:

	December 31
	2005	2004
	(In thousands)
Demand:
Noninterest bearing	$76,011	$71,598
Interest bearing:
NOW	110,780	112,052
Money market	46,465	49,931
	157,245	161,983
Total demand	233,256	233,581
Savings	31,944	32,749
Time	242,678	201,620
Total deposits	$507,878	$467,950
Time deposits of $100,000 and over	$74,426	$52,785

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

Principal maturities of time deposits at December 31, 2005 are as follows:

Amount
(In thousands)
Year:
2006	$173,910
2007	48,314
2008	14,688
2009	4,331
2010	1,419
Thereafter	16
$242,678

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

(10)                        Securities Sold under Agreements to Repurchase

Our obligation to repurchase securities sold at December 31, 2005 and 2004 aggregated approximately $4,036,000 and $5,669,000, respectively. Information concerning securities sold under agreements to repurchase is as follows:

	December 31
	2005	2004
	(Dollars in thousands)
Average monthly balance during the year	$5,347	$10,481
Average interest rate during the year	2.54%	1.36%
Maximum month-end balance during the year	$12,936	$22,416

At December 31, 2005 and 2004, such agreements were secured by investment securities.

(11)                        Advances from the Federal Home Loan Bank, Notes Payable and Other Borrowings

Following is a summary of the advances from the Federal Home Loan Bank, notes payable and other borrowings at December 31:

	2005	2004
	(In thousands)
Borrowing under a line of credit, interest floating at 2.00% over one month LIBOR (5.51% and 4.28% at December 31, 2005 and 2004); due June 30, 2006; secured by common stock of subsidiary banks; maximum credit limit as of December 31, 2005 was $6,000,000	$—	$3,400
Other borrowings	202	144
	202	3,544
Federal Home Loan Bank borrowings at interest rates ranging from 2.62% to 6.96%; maturities ranging from 2006 to 2019; secured by real estate loans, investments securities, and Federal Home Loan Bank stock	111,131	111,915
	$111,535	$119,003

As of December 31, 2005, we did not have an outstanding balance on the $6,000,000 line of credit. Interest of .1875% is payable on the unused line of credit amounts.

Our subsidiary banks maintain lines of credit with the Federal Home Loan Bank of Topeka approximating $167,603,000. As of December 31, 2005, our subsidiary banks had $111,131,000 outstanding on the lines of credit and $41,400,000 of outstanding letters of credit, leaving available borrowings of approximately $15,072,000.

The Federal Home Loan Bank borrowings at December 31, 2005 consisted of $4,131,000 in fixed rate advances with interest ranging from 2.62%-6.96%, maturing in 2006 through 2019, $22,000,000 in variable rate advances with interest ranging from 3.52% to 5.87%, maturing in 2010 through 2015 and $85,000,000

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

in fixed rate advances convertible to floating rate if LIBOR increases to a range of 6.0% to 7.50%, interest ranging from 3.66% to 4.21%, maturing in 2007 through 2012.

Principal maturities on advances from the Federal Home Loan Bank, and long-term notes payable at December 31, 2005 were as follows:

Amount
(In thousands)
Year:
2006	$3,202
2007	10,000
2008	—
2009	5,000
2010	5,000
Thereafter	88,131
$111,333

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

Total expenses associated with offering the preferred securities of the Trust, paid by Team Financial, Inc., approximated $1.0 million and are reflected in Team Financial Inc.’s financial statements. The costs are included in “Other Assets” and are being amortized on a straight-line basis to interest expense over the life of the debentures. As of December 31, 2005, approximately $846,000 of the cost related to offering the Trust Preferred Securities remained unamortized.

The Trust Preferred Securities accrue and pay distributions quarterly at annual rates of 9.50% of the stated liquidation amount of $10 per preferred security. We have fully and unconditionally guaranteed all of the obligations of the Trust. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the Trust Preferred Securities.

The Trust Preferred Securities are mandatorily redeemable upon the maturity of the debentures on August 10, 2031 or upon earlier redemption as provided in the Indentures. We have the right to redeem the debentures, in whole or in part, on or after August 10, 2006 at a redemption price specified in the

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

Indentures plus any accrued but unpaid interest to the redemption date. In the event that we would redeem all or part of the debentures on or after August 10, 2006, we would amortize the proportionate unamortized cost of the offering and incur a charge. The maximum charge that would be incurred should we redeem all of the subordinated debentures on August 10, 2006 would be approximately $826,000.

(13) Employee Benefit Plans

Eligible employees participate in an employee stock ownership plan (ESOP). ESOP contributions charged to salaries and benefits expense were approximately $250,000 in 2005, $365,000 in 2004, and $441,400 in 2003. The 2005 contribution consisted of cash only. The 2004 contribution consisted of 30,500 shares of common stock with a fair value of $11.95 per share. The 2003 contribution consisted of 33,000 shares of common stock with a fair value of $12.50 per share and 2,300 shares with fair value of $12.55.

Employees have the opportunity to purchase our common stock pursuant to Section 423 of the Internal Revenue Code through the ESOP. The price per share of the common stock under the ESOP is 85% of the fair market value of the stock at the commencement of each offering period. We issued 2,717 shares in January 2005 in exchange for cash of $30,485. We issued 7,915 and 4,678 shares in January 2004 and 2003, respectively, in exchange for cash of approximately $67,000 and $33,000.

Under various performance incentive programs, employees may be granted awards for their performance based on certain financial and growth targets determined by management. Bonus awards for the Chief Executive Officer and Chief Financial Officer are at the discretion of the Compensation Committee of the Board of Directors, and bonus awards for all other employees are at the discretion of executive management. Bonus awards consist of cash, common stock, or a combination thereof. We charged approximately $643,900, $74,800 and $46,500 to salaries and employee benefits expense as a result of this bonus program in 2005, 2004, and 2003, respectively.

Employees meeting certain conditions are eligible to participate in the Team Financial, Inc. 401(k) Savings Plan immediately upon their employment date. Upon meeting certain conditions, the Company matches 50% of the first 6% of deferred compensation that employees contribute to the Plan. Team Financial, Inc.’s contributions vest ratably over five years. We recorded $164,000, $186,400 and $210,000, to salaries and employee benefits expense as a result of this program in 2005, 2004, and 2003, respectively.

Employees meeting certain conditions are eligible to participate in the Stock Incentive Plan (the Plan). The selection of participants is solely within the discretion of the board of directors. The stock incentive awards authorized to be distributed under the Plan on a stand alone, combination, or tandem basis are (i) stock options, (ii) stock appreciation rights, (iii) other stock based awards. Pursuant to the Plan, 470,000 shares of Team Financial, Inc. common stock are reserved for issuance under the stock option components of the Plan. We charged approximately $91,000, $15,000 and $125,600 to compensation expense during 2005, 2004 and 2003, respectively, in connection with stock options to acquire shares of common stock granted at exercise prices below market value.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

The following table presents option activity for the years ended December 31, 2005, 2004 and 2003:

		Weighted Average
	Number	Exercise Price
Options outstanding at December 31, 2002	228,300	$8.25
Options awarded	49,750	10.79
Options exercised	(2,750)	7.86
Options outstanding at December 31, 2003	275,300	8.71
Options awarded	39,750	12.33
Options exercised	(39,200)	8.33
Options forfeited	(21,300)	8.80
Options outstanding at December 31, 2004	254,550	9.33
Options awarded	54,500	13.33
Options exercised	(4,200)	7.03
Options outstanding at December 31, 2005	304,850	$10.08
Options vested at December 31, 2005	250,250	$9.36

The following table summarizes information about the plan’s stock options at December 31, 2005:

Options Outstanding				Options Vested
		Weighted Average	Weighted		Weighted
Range of Exercise	Number	Remaining	Average	Number	Average
Price	Outstanding	Contractual Life (years)	Exercise Price	Vested	Exercise Price
$ 6.50 - 6.75	47,050	5.01	$6.625	47,050	$6.625
8.25 - 8.50	34,850	6.01	8.320	34,850	8.320
8.75 - 9.00	70,000	4.00	8.940	70,000	8.940
10.00 - 10.25	43,950	7.01	10.100	43,950	10.100
12.00 - 12.25	39,750	9.01	12.194	23,050	12.194
12.25 - 12.50	39,750	8.01	12.410	31,350	12.410
14.25 - 14.50	29,500	10.00	14.300	0	0.000
$ 6.50 - 14.50	304,850	6.58	$10.075	250,250	$9.357

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

The Company has applied the provisions of Accounting Principals Board (APB) Opinion No. 25 and related interpretations in accounting for options issued under the Stock Incentive Plan. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of our stock at the date of grant over the amount the employee must pay to acquire the stock. Had compensation costs for the stock option components of the Plan been determined based upon the fair value at the date of grant consistent with SFAS No. 123, Accounting For Stock Based Compensation, our net income and earnings per share would have been reported as the pro forma amounts indicated below:

	2005	2004	2003
	(Dollars in thousands, except per share data)
Net income:
As reported	$3,970	$3,578	$3,792
Stock-based compensation expense included in reported net income, net of tax	60	10	83
Compensation expense determined under fair value, net of tax	(143)	(98)	(188)
Pro forma	$3,887	$3,490	$3,687
Basic earnings per share:
As reported	$0.98	$0.88	$0.93
Pro forma	0.96	$0.86	0.90
Diluted earnings per share:
As reported	$0.97	$0.87	$0.92
Pro forma	0.95	0.85	0.89
Shares applicable to basic earnings per share	4,038,097	4,060,587	4,095,903
Shares applicable to diluted earnings per share	4,094,793	4,094,714	4,131,381

For purposes of the table above, the fair value of options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions; risk free interest rate of 4.39% for 2005, 4.23% for 2004, and 4.26% for 2003; an expected life of 10 years; expected volatility of stock price of 17.13% for 2005, 16.14% for 2004, and 15.93% for 2003; and expected dividends of 2.19% per year for 2005, 2.69% for 2004, and 2.45% for 2003. The weighted average of the estimated fair value of the options granted in 2005, 2004 and 2003 was $2.60, $2.60 and $2.70, respectively. As described in note 1, the Company will adopt the provisions of SFAS 123R Share Based Payment in 2006 which requires that the cost resulting from all share-based transactions be recognized in the consolidated financial statements.

In July 2001, our board of directors approved a nonqualified salary continuation plan for executive officers and certain other officers whereby the officer will receive monthly benefits for ten years commencing with the month after retirement or termination due to disability. The monthly benefits accrue based upon a stated percentage ranging from 25% to 65% of the average of the highest of the participant’s salary for any three years in the ten year period immediately preceding termination of employment on or after the normal retirement date. In the event of death of certain participants, the plan provides a continuing benefit to the spouse based on a vesting schedule defined by a percentage of the participant’s age. The subsidiary banks charged $306,800, $285,500 and $246,600 to salary and employee benefits expense for 2005, 2004 and 2003, respectively, as a result of this program. In connection with the plan, we have recorded a liability of $1,144,400 and $837,700 at December 31, 2005 and 2004, respectively.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

In January of 2002, our board of directors approved a nonqualified deferred compensation plan for executive officers and certain other bank officers whereby the officer may defer a stated percentage of salary ranging from 2% of compensation to 10% of compensation. The deferral amounts are matched by the Company based on a stated percentage ranging from 15% to 25%. We accrue interest on the deferred amounts based on a modified return on equity calculation, which includes the return on equity of our subsidiary bank, TeamBank, N.A, net of core deposit intangible asset amortization. We charged $40,600 during 2005, $31,200 during 2004 and $22,600 during 2003 to salary and employee benefits expense as a result of this program. A liability of $382,900 and $285,000 was recorded at December 31, 2005 and 2004, respectively, associated with this plan.

(14)   Income Taxes

Total income tax expense for 2005, 2004, and 2003 was allocated as follows:

	2005	2004	2003
	(In thousands)
Income from continuing operations	$944	$222	$958
Income (loss) from discontinued operations	(56)	(39)	250
Other comprehensive income	(1,174)	(477)	(1,070)
Stockholders’ equity, recognition to tax benefit for stock options	(38)	—	—
Total	$(324)	$(294)	$138

Income tax expense (benefit) attributable to income from continuing operations for 2005, 2004, and 2003 consists of the following:

	2005	2004	2003
	(In thousands)
Current
Federal	$1,240	$335	$1,129
State	186	273	162
Deferred
Federal	(428)	(339)	(372)
State	(54)	(47)	39
Total	$944	$222	$958

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

Following is a reconciliation between income tax expense attributable to income from continuing operations and the amount computed by multiplying earnings before income taxes by the statutory federal income tax rate of 34%:

	2005	2004	2003
	(In thousands)
Expected federal income tax expense	$1,707	$1,366	$1,496
Interest on obligations of state and political
subdivisions	(500)	(516)	(508)
State income taxes, net of federal tax
benefit	24	125	138
Cash value increase of bank owned life
insurance, net of premiums paid	(245)	(242)	(271)
Income tax benefit on dividends paid to
ESOP	(105)	(109)	(87)
Reduction of estimated income tax accrual	(25)	(453)	—
Other	88	51	190
Income tax expense attributable to income from continuing operations	$944	$222	$958

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities of continuing operations at December 31, 2005 and 2004 are presented below:

	2005	2004
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,844	$1,665
Net unrealized loss on securities available for sale	673	—
State net operating losses	735	635
Deferred compensation	572	437
Self insurance accrual	108	148
Other	41	113
State taxes, net	78	42
Deferred tax assets from continuing operations	4,051	3,040
Deferred tax assets of discontinued operations	—	171
Total gross deferred tax assets	4,051	3,211
Less valuation allowance	(735)	(635)
Total net deferred tax assets	3,316	2,576
Deferred liabilities:
Dividends from real estate investment trust	—	202
Net unrealized gain on securities available for sale	—	501
Mortgage servicing rights	137	175
Premises and equipment	937	1,029
Core deposit intangible asset	65	97
FHLB stock	367	259
Carrying value of bonds due to acquisition	9	23
Other	39	13
Deferred tax liabilities from continuing operations	1,554	2,299
Deferred tax liabilities of discontinued operations	—	535
Total gross deferred tax liabilities	1,554	2,834
Net deferred tax (liability) asset	$1,762	$(258)

The Company carries a valuation allowance to reduce certain state net operating loss carryforwards which expire at various times through 2025. At December 31, 2005, management believes it is more likely than not that these items will not be realized.

We had deferred income for tax purposes related to our investment in a Real Estate Investment Trust because of a different tax year for a subsidiary entity. As a result of a new regulation promulgated by the Treasury Department in 2002, income of $606,000 has been included in taxable income ratably over a four-year period beginning in 2002. As a result of this change in tax law, deferred income taxes payable of $202,000 as of December 31, 2004 were paid during 2005. There was no remaining balance payable as of December 31, 2005.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

(15)   Fair Value of Financial Instruments

Fair value of financial instruments at December 31, 2005 and 2004, including methods and assumptions utilized, are set forth below:

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)
Cash and cash equivalents	$34,000	$34,000	$35,000	$35,000
Accrued interest receivable	5,000	5,000	4,000	4,000
Investment securities	190,000	190,000	192,000	192,000
Loans, net of unearned discounts and allowance for loan losses	415,000	414,000	374,000	373,000
Bank owned life insurance policies	19,173	19,173	18,460	18,460
Demand deposits	$76,000	$76,000	$72,000	$72,000
Money market and NOW deposits	157,000	157,000	161,000	161,000
Savings deposits	32,000	32,000	33,000	33,000
Time deposits	243,000	243,000	202,000	202,000
Total deposits	$508,000	$505,000	$468,000	$466,000
Accrued interest payable	$2,000	$2,000	$1,000	$1,000
Notes payable and FHLB advances	111,000	108,000	115,000	114,000
Subordinated debentures	16,000	16,000	16,000	17,000

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

The estimated fair value of bank owned life insurance policies is based on quoted net policy values from the insurance carrier and is equal to the carrying value.

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
December 31, 2005, 2004 and 2003

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

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

(16)   Capital Adequacy

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below for Team Financial Inc. and our subsidiary banks) of total risk-based and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2005 and 2004, that the banks and Team Financial Inc. met all applicable capital adequacy requirements.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2005:
Team Financial, Inc.:
Risk-based capital (to risk weighted assets)	$62,085	12.72%	$39,061	8.00%
Tier 1 capital (to risk weighted assets)	56,661	11.60%	19,530	4.00%
Tier 1 capital (to average assets)	56,661	8.42%	26,903	4.00%
TeamBank, N.A.:
Risk-based capital (to risk weighted assets)	$50,987	12.18%	$33,483	8.00%	$41,853	10.00%
Tier 1 capital (to risk weighted assets)	46,263	11.05%	16,741	4.00%	25,112	6.00%
Tier 1 capital (to average assets)	46,263	8.16%	22,668	4.00%	20,927	5.00%
Colorado National Bank:
Risk-based capital (to risk weighted assets)	$9,075	13.34%	$5,442	8.00%	$6,802	10.00%
Tier 1 capital (to risk weighted assets)	8,375	12.31%	2,721	4.00%	4,081	6.00%
Tier 1 capital (to average assets)	8,375	8.04%	4,165	4.00%	3,401	5.00%

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2004
Team Financial, Inc.:
Risk-based capital (to risk weighted assets)	$51,755	11.81%	$35,049	8.00%
Tier 1 capital (to risk weighted assets)	46,857	10.70%	17,524	4.00%
Tier 1 capital (to average assets)	46,857	7.43%	25,213	4.00%
TeamBank, N.A.:
Risk-based capital (to risk weighted assets)	$43,861	11.56%	$30,363	8.00%	$37,953	10.00%
Tier 1 capital (to risk weighted assets)	39,540	10.42%	15,181	4.00%	22,772	6.00%
Tier 1 capital (to average assets)	39,540	7.38%	21,438	4.00%	26,797	5.00%
Colorado National Bank:
Risk-based capital (to risk weighted assets)	$8,756	15.39%	$4,553	8.00%	$5,691	10.00%
Tier 1 capital (to risk weighted assets)	8,179	14.37%	2,276	4.00%	3,414	6.00%
Tier 1 capital (to average assets)	8,179	8.83%	3,704	4.00%	4,630	5.00%

(17)   Commitments, Contingencies and Off-Balance Sheet Risks

Team Financial, Inc. has commitments to extend credit to our customers of approximately $81,310,000 at December 31, 2005. Additionally, the contractual amount of standby letters of credit at December 31, 2005 was approximately $6,202,000. These commitments involve credit risk in excess of the amount stated in the consolidated balance sheet. Exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments.

Standby letters of credit are a conditional, but irrevocable form of guarantee issued to guarantee payment to a third party obligee upon default of payment by our customer. Standby letters of credit are initially issued for a period of one year, but can be extended depending on the customers’ needs. As of December 31, 2005, the maximum remaining term for any standby letter of credit was 2008. Since the credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers, Team Financial, Inc. uses the same credit policies in evaluating the creditworthiness of the customers and determining the required collateral.

Pursuant to the terms of the agreement to sell our insurance agency subsidiary on February 25, 2005, the buyer has until August 25, 2006 to present any breach of warranty or representation claims. Although no formal warranty or representation claims have been presented, in the event that claims are presented, their ultimate outcome is not ascertainable at this time. See note 2 to the consolidated financial statements for additional information on the sale of this subsidiary.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

During the third quarter of 2005, a summary judgment was entered against the Company and its subsidiaries by a Nebraska district court in pending litigation regarding a contract provision in the Company’s 1999 acquisition of Ft. Calhoun State Bank, now operated as part of TeamBank, N.A. Although this judgment is currently on appeal, it did result in a charge of $214,000 to other non-interest expense in the third quarter of 2005. We do not anticipate that any interest that may be accrued on this amount until the appeal is settled will be material to our financial position or operating results. The Company does not believe that any other pending litigation to which we are a party will have a material adverse effect on our liquidity, financial condition, or results of operations.

(18)   Parent Company Condensed Financial Statements

Condensed Statements of Financial Condition
(In thousands)

	December 31
	2005	2004
Assets
Cash and cash equivalents	$1,451	$1,805
Investment in subsidiaries	66,818	69,208
Other	1,709	1,913
Total assets	$69,978	$72,926
Liabilities and Stockholders’ Equity
Subordinated debentures	$16,005	$16,005
Other liabilities and notes payable	624	4,067
Stockholders’ equity	53,349	52,854
Total liabilities and stockholders’ equity	$69,978	$72,926

Condensed Statements of Operations
(In thousands)

	Years ended December 31
	2005	2004	2003
Income:
Dividends from subsidiaries	$5,730	$4,261	$4,800
Interest income	50	49	3
Loss on discontinued operations	—	(119)	—
Other expense, net	(2,648)	(2,124)	(2,198)
Income before equity in undistributed earnings of subsidiaries	3,132	2,067	2,605
Increase (decrease) in undistributed equity of subsidiaries	(109)	667	358
Income before income tax benefit	3,023	2,734	2,963
Income tax benefit	947	844	829
Net income	$3,970	$3,578	$3,792

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

Condensed Statements of Cash Flows
(In thousands)

	Year ended December 31
	2005	2004	2003
Cash flows from operating activities:
Net income	$3,970	$3,578	$3,792
(Increase) decrease in undistributed equity of subsidiaries	109	(667)	(358)
Contribution of treasury stock to ESOP	—	365	441
Non-cash compensation expense	129	7	26
Other	207	(592)	1,815
Net cash provided by operating activities	4,415	2,691	5,716
Cash flows from investing activities:
Other	(16)	—	—
Net cash used in investing activities	(16)	—	—
Cash flows from financing activities:
Proceeds from notes payable	600	2,877	200
Principal payments on notes payable	(4,027)	(2,565)	(3,540)
Purchase of treasury stock	(64)	(1,683)	(564)
Issuance of common stock	31	401	55
Dividends paid on common stock	(1,293)	(1,298)	(1,022)
Net cash used in financing activities	(4,753)	(2,268)	(4,871)
Net increase (decrease) in cash and cash equivalents	(354)	423	845
Cash and cash equivalents at beginning of the year	1,805	1,382	537
Cash and cash equivalents at end of the year	$1,451	$1,805	$1,382

The primary source of funds available to us is the payment of dividends by our subsidiaries. Subject to maintaining certain minimum regulatory capital requirements, regulations limit the amount of dividends that may be paid without prior approval of the subsidiaries’ regulatory agencies. At December 31, 2005, the subsidiaries could pay additional dividends of $1,200,000 without prior regulatory approval.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004 and 2003

(19)   Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results:

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
	(Dollars in thousands, except per share data)
Year ended 2005:
Interest income	$8,406	$9,008	$9,316	$9,879
Interest expense	3,372	3,714	3,933	4,224
Provision for loan losses	145	267	263	145
Net income from continuing operations	996	967	881	1,234
Net income (loss) from discontinued operations	—	(108)	—	—
Net income	996	859	881	1,234
Basic income per share from continuing operations	0.25	0.24	0.22	0.31
Diluted income per share from continuing operations	0.24	0.24	0.21	0.30
Basic income per share from discontinued operations	—	(0.03)	—	—
Diluted income per share from discontinued operations	—	(0.03)	—	—
Basic income per share	0.25	0.21	0.22	0.31
Diluted income per share	$0.24	$0.21	$0.21	$0.30
Year ended 2004:
Interest income	$7,806	$7,953	$7,896	$8,321
Interest expense	3,130	3,083	3,121	3,257
Provision for loan losses	250	310	261	644
Net income from continuing operations	778	850	1,035	1,133
Net income (loss) from discontinued operations	50	(96)	117	(289)
Net income	828	754	1,152	844
Basic income per share from continuing operations	0.19	0.21	0.32	0.28
Diluted income per share from continuing operations	0.19	0.20	0.31	0.28
Basic income per share from discontinued operations	0.01	(0.02)	(0.03)	(0.07)
Diluted income per share from discontinued operations	0.01	(0.02)	(0.03)	(0.07)
Basic income per share	0.20	0.18	0.29	0.21
Diluted income per share	$0.20	$0.18	$0.28	$0.21

Item 9.                        Changes in and Disagreements with Accountants and Financial Disclosures

None.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, Team Financial Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities Exchange Commission’s rules and forms.

Change in Internal Controls

No changes in our internal controls over financial reporting have occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.               Other Information

None.

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this item will be included in our Proxy Statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2005, under the caption “Election of Directors”, and is incorporated in this Report by reference.

Item 11.                 Executive Compensation

The information required by this item will be included in our Proxy Statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2005, under the caption “Executive Compensation”, and is incorporated in this Report by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included in our Proxy Statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2005, under the caption “Stock Ownership”, and is incorporated in this Report by reference.

Item 13.                 Certain Relationships and Related Transactions

The information required by this item will be included in our Proxy Statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2005, under the caption “Certain Transactions With Affiliates”, and is incorporated in this Report by reference.

Item 14.                 Principal Accountant Fees and Services

The information required by this item will be included in our Proxy Statement with respect to our 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2005, under the caption “Principal Accountant Fees and Services”, and is incorporated in this Report by reference.

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
	3.	Exhibits

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)
3.2	Amended Bylaws of Team Financial, Inc. (1)
4.1	Form of Indenture. (5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1). (5)
4.3	Certificate of Trust. (5)
4.4	Trust Agreement. (5)
4.5	Form of Amended and Restated Trust Agreement. (5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (5)
4.7	Form of Preferred Securities Guarantee Agreement. (5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie effective January 1, 2005. (6)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson effective January 1, 2005. (6)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)
10.7 - 10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)
10.14	Team Financial, Inc.—Employee Stock Purchase Plan. (1)

10.15	Revolving Credit Agreement between between Team Financial, Inc. and US Bank dated March 18, 2004. (7)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (3)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (3)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (3)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (3)
10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (3)
10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (3)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (3)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (3)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (3)
10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs effective January 1, 2005. (6)
10.30	Stock Purchase Agreement dated February 7, 2005 between TeamBank N.A. and International Insurance Brokers, Ltd. LLC. (8)
11.1	Statement regarding Computation of per share earnings—see consolidated financial statements.
21	Subsidiaries of Team Financial, Inc. (9)
23	Consent of KPMG LLP (8)
24	Power of attorney—see signature page
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

(1)	Filed with Registration Statement on Form S-1, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.
(2)	Filed with Form 8-K dated December 18, 2002 and incorporated herein by reference.
(3)	Filed with the Annual Report on Form 10-K for December 31, 2002, and incorporated herein by reference.
(4)	Filed with the quarterly report on Form 10-Q for the period ended September 30, 2000, and incorporated herein by reference.
(5)	Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, (Registration Statement No. 333-64934) and is incorporated herein by reference.
(6)	Filed with quarterly report on Form 10-Q for the period ended March 31, 2005, and incorporated herein by reference.
(7)	Filed with the quarterly report on Form 10-Q for the period ended March 31, 2004, and incorporated herein by reference.
(8)	Filed with Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(9)	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paola, Kansas on March 30, 2006.

TEAM FINANCIAL, INC.
By:
/s/ ROBERT J. WEATHERBIE
Robert J. Weatherbie,
Chairman and Chief Executive Officer
/s/ MICHAEL L. GIBSON
Michael L. Gibson,
President of Investments and Chief Financial Officer

POWER OF ATTORNEY

Each individual whose signature appears below hereby designates and appoints Robert J. Weatherbie and Michael L. Gibson, and each of them, as such person’s true and lawful attorneys-in-fact and agents (the Attorneys-in-Fact) with full power of substitution and resubstitution, for each person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K for the year ended December 31, 2005, which amendments may make such changes in this Annual Report on Form 10-K as either Attorney-in-Fact deems appropriate and to file each such amendment with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such Attorneys-in-Fact and each of them, full power and authority to do and perform each and every act and think requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such Attorneys-in-Fact or either of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2006.

SIGNATURES

/s/ ROBERT J. WEATHERBIE	Director, Chairman and Chief Executive	March 30, 2006
Robert J. Weatherbie	Officer (Principal Executive Officer)
/s/ MICHAEL L. GIBSON	Director, President of Investments and	March 30, 2006
Michael L. Gibson	Chief Financial Officer
/s/ GERALD (JERRY) D. WIESNER	Director	March 30, 2006
Gerald (Jerry) D. Wiesner
/s/ R.G. (GARY) KILKENNY	Director	March 30, 2006
R.G. (GARY) Kilkenny
/s/ CAROLYN S. JACOBS	Director	March 30, 2006
Carolyn S. Jacobs
/s/ LLOYD A. BYERHOF	Director	March 30, 2006
Lloyd A. Byerhof
/s/ DENIS A. KURTENBACH	Director	March 30, 2006
Denis A. Kurtenbach
/s/ KEITH B. EDQUIST	Director	March 30, 2006
Keith B. Edquist
/s/ KENNETH L. SMITH	Director	March 30, 2006
Kenneth L. Smith

Exhibit Index

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc.(1)
3.2	Amended Bylaws of Team Financial, Inc.(1)
4.1	Form of Indenture.(5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1).(5)
4.3	Certificate of Trust.(5)
4.4	Trust Agreement.(5)
4.5	Form of Amended and Restated Trust Agreement.(5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5).(5)
4.7	Form of Preferred Securities Guarantee Agreement.(5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5).(5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie effective January 1, 2005.(6)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson effective January 1, 2005.(6)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001.(5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance C ompany.(1)
10.7–10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary.(1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan.(1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999.(1)
10.14	Team Financial, Inc.—Employee Stock Purchase Plan.(1)
10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004.(4)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002.(3)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001.(3)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002.(3)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002.(3)

10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001.(3)
10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002.(3)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002.(3)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001.(3)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002.(3)
10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs effective January 1, 2005.(6)
10.30	Stock Purchase Agreement dated February 7, 2005 between TeamBank N.A. and International Insurance Brokers, Ltd. LLC.(8)
11.1	Statement regarding Computation of per share earnings—see consolidated financial statements.
21	Subsidiaries of Team Financial, Inc. (9)
23	Consent of KPMG LLP(9)
24	Power of attorney—see signature page
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

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

(6)          Filed with quarterly report on Form 10-Q for the period ended March 31, 2005, and incorporated herein by reference.

(7)          Filed with quarterly report on Form 10-Q for the period ended March 31, 2004, and incorporated herein by reference.

(8)          Filed with Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(9)          Filed herewith.