Form 10-K/A
period 2005-12-31
TEAM FINANCIAL INC /KS
filed 2006-05-01
CIK 1082484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

There were 3,970,884 shares of the Registrant’s common stock, no par value, outstanding as of May 1, 2006.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

None.

This Annual Report on Form 10-K-A (this “Amendment”) is being filed as an amendment to our Annual Report on Form 10-K/A for the Fiscal Year Ended December 31, 2005 to include the disclosures required by Part III to the form 10-K, as well as updated officer certifications.

In accordance with the rules of The Securities and Exchange Commission, this Amendment sets forth the complete text of the Annual Report on Form 10-K, as amended. This Amendment does not update the information contained in the original filing to reflect facts or events that may have occurred subsequent to the date of the original filing or subsequent to any periods for which disclosure was otherwise provided in the original filing.

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

Item 9.                        Changes in and Disagreements with Accountants and Financial Disclosures

None.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, Team Financial, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities Exchange Commission’s rules and forms.

Change in Internal Controls

No changes in our internal controls over financial reporting have occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.               Other Information

None.

Item 10.                 Directors and Executive Officers of the Registrant

The following sets forth certain information concerning our directors and executive officers as of March 30, 2006

Name	Age	Position	Officer or Director Since
Non-Independent Directors
Robert J. Weatherbie	59	Chief Executive Officer and Chairman of The Board	1986
Michael L. Gibson	59	President of Investments, Chief Financial Officer and Director	1986
Carolyn S. Jacobs	62	Director	1986
Independent Directors
Denis A. Kurtenbach	70	Director(2)	1995
R.G. (Gary) Kilkenny	74	Director(1)(3)	1997
Keith B. Edquist	61	Director(1)(3)	2002
Lloyd A. Byerhof	71	Director(1)	2004
Kenneth L. Smith	63	Director(2)	2004
Jerry D. Wiesner	49	Director(1)	2005

(1)          Member of the Audit Committee in 2005 and currently serving.

(2)          Member of Executive Compensation Committee in 2005 and currently serving.

(3)          Member of Executive Compensation Committee in 2005 and not currently serving.

Robert J. Weatherbie has served as our Chief Executive Officer since September 1995, and Chairman of the Board and director since May 1986. Effective January 2004, Mr. Weatherbie was appointed President and Chief Executive Officer of TeamBank N.A. Prior to 1986 he was an executive officer of TeamBank, N.A., formally known as Miami County National Bank, for 13 years. Mr. Weatherbie is a director of Colorado National Bank. Mr. Weatherbie is a member of the Miami County Bankers Association. He obtained a Bachelor of Arts degree from Emporia State University, Emporia, Kansas, in 1969 and graduated from the Colorado School of Banking at the University of Colorado and the American Institute of Banking-Kansas City Chapter.

Michael L. Gibson has served as an executive officer and director since May 1986 and as President of Investments and Chief Financial Officer since September 1995. Prior to 1986 he was an executive officer for TeamBank, N.A., formerly known as Miami County National Bank, for 15 years. He obtained a Bachelor’s degree from Kansas State University in Manhattan, Kansas in 1970, and graduated from the Colorado School of Banking at the University of Colorado, the Intermediate School of Banking in Lincoln, Nebraska, and the American Institute of Banking-Kansas City Chapter. He is a member and a former President of the Kansas Bankers Association and Chairman of the Kansas Bankers Association Federal Affairs Committee and a member of the Governing Council. He also currently serves on the American Bankers Association Government Relations Council.

Carolyn S. Jacobs has served as our Treasurer and director since May 1986 and has been a director of TeamBank, N.A. since 1990. She has been Senior Vice President and Trust Officer of TeamBank, N.A., since May 1986. Prior to 1986, she worked for Miami County National Bank, the predecessor to TeamBank, N.A., since 1961. Ms. Jacobs has attended the American Institute of Banking—Kansas City Chapter, MoKan Basic Trust School, graduating in 1977, the National Business Institute and was designated as a Certified Trust Financial Advisor in June 1992. Ms. Jacobs is a member of the Kansas Bankers Association Trust Division and the Miami County Bankers Association.

Denis A. Kurtenbach has served as a director of Team Financial, Inc. since December 1995. Prior to serving as a director at Team Financial, Inc., he served as a director of Miami County National Bank, the predecessor to TeamBank, N.A., for 13 years. He is a retired Chairman and director of Pemco, Inc., a privately held construction management company and former officer for Carrothers Construction Company, L.L.C. and Triangle Builders, L.L.C. Mr. Kurtenbach is a life director of the Associated General Contractors of America and was a member of the 1996 and 1997 Executive Committees. He is also a director of the Kansas Contractors Association. Mr. Kurtenbach graduated in 1962 with a Bachelor’s Degree in Civil Engineering from South Dakota State University.

R.G. (Gary) Kilkenny has served as a director of Team Financial, Inc. since June 1997. He has been Chairman or President of Taylor Forge Engineered Systems, Inc., a manufacturing company, since 1982. He has served as director of the Steel Plate Fabricators Association from 1990 to 2000 and during two of those years served as President of the association. Mr. Kilkenny received a Bachelor’s Degree in 1953 from the University of Santa Clara, Santa Clara, California. Additionally, he attended an executive management program at Columbia University in 1981.

Keith B. Edquist has served as a director of Team Financial, Inc. since June 2002. Mr. Edquist was a Director of First United Bank of Bellevue and was the Chairman of the Board of Fort Calhoun State Bank, both of which merged into TeamBank, N.A. He has been a director of TeamBank, N.A. since June 1999. Mr. Edquist currently serves as a member of the Bellevue University Board of Directors in Bellevue, Nebraska. He was a director of Omaha Public Power from 1980 to 1999, where he served as Vice President, Treasurer, and Chairman of the Board. He is the owner and operator of North Omaha Airport of Omaha, Nebraska and attended the University of Nebraska, Omaha.

Lloyd A. Byerhof was elected to the Board of Directors effective April 16, 2004, filling a position created after the bylaws were amended to increase the number of directors serving on the Board from eight members to nine members. Mr. Byerhof is founder, owner and president of Byerhof Capital Management, Inc., a money management company located in Omaha, Nebraska that manages money for corporations, foundations, not-for-profit organizations and high net-worth individuals. He is a certified public accountant who retired as a managing partner of KPMG in 1987. He has served on several community boards of directors throughout his career including the International Aerobatic Club from 1997 to 2000. Mr. Byerhof received a Bachelor’s Degree in 1961 from Northern Illinois University.

Kenneth L. Smith was elected to the Board of Directors effective April 16, 2004 filling a position on the Board as a result of a director’s retirement. Mr. Smith has been President and principal owner of G.K. Smith & Sons, Inc., a mechanical contracting firm since 1987. He continues to serve on the Board of Directors for TeamBank N.A. where he has been a director since 1992. Throughout his career, he has served on the board of directors for several community organizations. Mr. Smith was one of the organizers of the Miami County Economic Development Corporation and served on the original Board of Directors for two terms.

Jerry D. Wiesner was elected to the Board of Directors effective May 24, 2005. Mr. Wiesner has served as the Administrator and Vice President / Chief Operating Officer of Miami County Medical Center since 1991. Mr. Wiesner also has prior experience as an auditor for Grant Thornton. He holds an MBA from Kansas State University and is a CPA and a Fellow in the Healthcare Financial Management Association as well as a member of the Kansas Society of Certified Public Accountants. Mr. Wiesner continues to serve on the Board of Directors for TeamBank N.A. where he has been a director and member of the audit committee since 1998. On June 21, 2005, the Board of Directors appointed Mr. Wiesner to the Company’s Audit Committee and on April 13, 2006 the Board of Directors appointed Mr. Wiesner to the Company’s Executive Compensation Committee.

There are no family relationships between or among any directors, nominees or executive officers and none of such persons serve as a director of any other company required to file reports under the Securities Exchange Act of 1934 or which is registered as an investment company under the Investment Company Act of 1940.

Audit Committee

The members of the Audit Committee during 2005 included Lloyd A. Byerhof, Keith B. Edquist, Jerry D. Wiesner and R.G. (Gary) Kilkenny. The Audit Committee met four times during 2005. Lloyd A. Byerhof was appointed Chairman of the Audit Committee on September 28, 2004. Jerry D. Wiesner was appointed to the Audit Committee on June 21, 2005 and Keith B. Edquist was reassigned to the Compensation Committee at that time.

The primary function of the Audit Committee is to assist our Board in its oversight of the financial reporting process. The Audit Committee selects our independent auditors, reviews the scope and results of the auditor’s services, approves auditor’s fees and reviews the financial reporting and internal control functions. The Audit Committee performs duties set forth in its amended written charter, which was adopted by the Board of Directors March 29, 2004 and included with our proxy materials for the annual meeting of shareholders which was held on June 21, 2005.

The Board has determined that each member of the Audit Committee is independent within the meaning of the rules and regulations of the Securities and Exchange Commission and NASDAQ rule 4200. The Board has identified independent Director Lloyd A. Byerhof as an “Audit Committee Financial Expert” as defined in Item 401 (h) of the Securities and Exchange Commission Regulation S-K.

Item 11.                 Executive Compensation

The following sets forth certain information concerning the compensation our directors and executive officers.

Executive Compensation

The following table sets forth summary information regarding the compensation earned for services rendered in all capacities during 2005, 2004 and 2003 with respect to (i) our Chief Executive Officer, and (ii) our other named executive officers whose total annual compensation for 2005 exceeded $100,000:

	Annual Compensation				Long Term Compensation Awards—Payouts
Name and Principal Position	Year	Salary	Bonus(1)	All Other Compensation(2)	Securities Underlying Options/SARS	All Other Compensation
Robert J. Weatherbie	2005	$250,000	75,000	$24,054	15,000	$135,186	(3)
Chairman of the Board and	2004	233,000	—	24,363	15,000	117,828	(3)
Chief Executive Officer	2003	215,822	—	18,206	15,000	88,523	(3)
Michael L. Gibson	2005	164,750	45,000	19,997	10,000	87,303	(4)
President of Investments and	2004	159,750	—	22,860	10,000	79,998	(4)
Chief Financial Officer	2003	156,687	—	16,315	10,000	61,046	(4)
Frank J. Connealy	2005	165,000	20,000	6,500	—	—
Chief Accounting Officer(5)

(1)          Represents bonuses earned and later paid in cash.

(2)          Perquisites paid by the Company to Mr. Weatherbie include $17,155, $16,146, and $13,635 for fiscal years 2005, 2004 and 2003, respectively for Company automobile usage. For Mr. Gibson, perquisites paid by the Company include $11,640, $12,925, and $12,529 for fiscal years 2005, 2004, and 2003, respectively for Company automobile usage. The amount set forth for Mr. Connealy in 2005 represents a $6,000 signing bonus and a $500 car allowance. No other perquisites exceeded 25% of the amounts disclosed.

(3)          Includes funds contributed to Mr. Weatherbie’s account in connection with our salary continuation plan of $104,380, $90,092 and $59,503 for 2005, 2004 and 2003 respectively; funds contributed to Mr. Weatherbie’s account in connection with our deferred compensation program of $9,616, $8,962 and $8,409 for 2005, 2004 and 2003, respectively; funds contributed to Mr. Weatherbie’s account for contributions to the Employee Stock Ownership Plan of $7311 for 2005, $8,824 for 2004 and $10,993 for 2003; and funds contributed to Mr. Weatherbie’s account for contributions under the deferred savings 401(k) plan of $6,300 for 2005, $6,150 for 2004 and $6,000 for 2003. Also includes the value of premiums paid by us in connection with life insurance policies issued pursuant to a split dollar life insurance agreement of $4,054 for 2005, $3,800 for 2004 and $ 3,618 for 2003.

(4)          Includes funds contributed to Mr. Gibson’s account in connection with our salary continuation plan of $68,505, $61,862 and $43,821 for 2005, 2004 and 2003, respectively; funds contributed to Mr. Gibson’s account in connection with our deferred compensation program of $5,994 for 2005, $6,145 for 2004 and $6,117 for 2003; funds contributed to Mr. Gibson’s account for contributions to the Employee Stock Ownership Plan of $6,159 for 2005, $7,038 for 2004 and $7,967 for 2003; and funds contributed to Mr. Gibson’s account for contributions under the deferred savings 401(k) plan of $1,769 for 2005, $1,226 for 2004 and $795 for 2003. Also includes the value of premiums paid by us in connection with life insurance policies issued pursuant to a split dollar life insurance agreement of $3,936, $ 3,727 and $2,346 for 2005, 2004 and 2003, respectively.

(5)          Mr. Connealy resigned as of March 2, 2006 and served since November 21, 2005. Actual salary received during 2005 was $23,721.

Option Grants in Last Fiscal Year

	Individual Grants				Potential
		% of Total			realizable value at
	Number of	Options			assumed annual
	Shares	Granted to	Exercise		rates of stock price
	Underlying	Employees	or Base		appreciation for
Name and	Options	in Fiscal	Price	Expiration	option term
Principal Position	Granted(1)	Year	($/Share)	Date	5%	10%
Robert J. Weatherbie	15,000	28%	$12.19	1/1/2015	$115,031	$291,511
Chairman of the Board and Chief Executive Officer
Michael L. Gibson	10,000	18%	12.19	1/1/2015	76,687	194,341
President of Investments and Chief Financial Officer

(1)          Options granted vest over a period of up to three years depending on the type of grant.

The following table sets forth the aggregate options held by our named executive officers. No options were exercised by the specified officers in 2005.

Aggregated Option Exercise and Fiscal Year-End Option Values

Name	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Options Exercisable/Unexercisable	Value of Unexercised In-the Money Options December 31, 2005 Exercisable/Unexercisable
Robert J. Weatherbie	—	—	114,000 / 15,000	$616,780 / 30,510
Chairman of the Board and Chief Executive Officer
Michael L. Gibson	—	—	69,900 / 10,100	$355,874 / 20,536
President of Investments and Chief Financial Officer

Board Compensation

Our non-employee directors receive an annual fee of $10,000 and $300 per board meeting attended. Non-employee directors who serve as Chairmen of our board committees receive $500 for each committee meeting they chair. Our non-employee directors who serve on our board committees receive $300 for each committee meeting they attend.

Code of Ethics

The Board of Directors adopted a Code of Ethics that applies to all employees including executive officers, directors and principal accounting officers. The Code of Ethics is available on our website at www.teamfinancialinc.com.

Employment Agreements

On January 1, 2006, we entered into a three-year employment agreement with Mr. Weatherbie under which he receives a base annual salary of $262,500 for 2006, an annual bonus not to exceed 50% of Mr. Weatherbie’s annual base salary to be determined at the discretion of the Compensation Committee of the Board of Directors, life insurance, personal use of a Company-owned automobile, a home office expense allowance, business club dues, and participation in all other benefits received by our employees.

Under certain circumstances, such as his death or disability, we have also agreed to pay Mr. Weatherbie or his estate not less than $500,000. We have obtained life insurance and disability insurance for these contingencies. In the event of termination of Mr. Weatherbie’s employment without cause, he will be entitled to payments equal to his annual base salary for the longer of one year or the remaining term of the agreement discounted at 8% annually, along with reimbursement for out-of-pocket expenses incurred for professional and tax advice not to exceed 25% of his annual base salary. He would also be entitled to continue participation in our medical, dental, life and disability insurance plans in effect at the time of termination, a home office allowance for one year and business club dues for one year. In addition, all stock options previously granted would accelerate and become exercisable, and the title of the automobile furnished by the Company for him in use at the time of termination would transfer to Mr. Weatherbie.

We have also entered into an employment agreement with Mr. Gibson, effective January 1, 2006, the terms of which are substantially similar to the employment agreement with Mr. Weatherbie, except that Mr. Gibson’s annual base salary for 2006 is $172,987.

Employee Stock Ownership Plan

The ESOP is a restatement and continuation of a plan previously maintained by our predecessor company, which commenced receiving contributions in 1981. In 1986, the ESOP was the vehicle used in establishing our company and financing the acquisition of the one-bank holding company that owned TeamBank, N.A. All of our wholly-owned subsidiaries with employees participate in the ESOP.

The ESOP is a retirement plan for eligible employees and is funded entirely with contributions made by us and dividends paid by us with respect to our common stock owned by the ESOP. The ESOP is designed to be invested primarily in our securities. The ESOP is a leveraged plan which permits it to borrow money to buy our securities, which are held in a suspense account until the loan is paid. As of May 5, 2006 the ESOP had no outstanding debt. Allocations are made annually and are based on the relative compensation of the participants. Allocations are also potentially subject to certain maximums. Retirement benefits under the ESOP depend on the amount of an employee’s account balance at death, disability, separation from service or retirement, and there is no fixed amount.

Employees are eligible to participate in the ESOP on January 1 or July 1 following the date six months after the first day of employment. Employees also must achieve a minimum age in order to participate. To be eligible for allocations of the ESOP’s contributions, employees must complete 1,000 hours of service during a year and must be employed on the last day of the plan year. The employment requirement does not apply if the participant dies or becomes disabled or attains age 65 in the plan year. Following three years of service, employees become vested in their ESOP accounts at 20% per year, with 100% vesting occurring after seven years. However, if a participant dies or is disabled while still employed, a participant becomes 100% vested immediately.

Salary Continuation Plan

In July 2001, we adopted a non-qualified salary continuation plan for certain members of our management employees and officers whereby the participant will receive benefits for 10 years commencing after retirement. The annual benefits for our executive officers is 65% of the highest base salary paid to the executive for any three years in the five to ten year period immediately preceding retirement or termination of employment. Benefits under the plan for Messrs Weatherbie and Gibson are fully vested. Amounts and timing of benefits are as follows:

•       Normal Retirement—Generally, if termination of employment is due to normal retirement age at 65, the officer is entitled to the full annual benefits paid in a lump sum or in equal monthly installments.

•       Termination of Employment Prior to Normal Retirement—If employment is voluntarily or involuntary terminated (other than by disability, death or change in control), the officer is entitled to the vested portion of the annual benefits which is to be paid in a lump sum to the officer. However, no benefits are payable if employment is terminated due to (i) the officer’s gross negligence or gross neglect of his or her duties, (ii) conviction in a court involving moral turpitude in connection with the officer’s employment, (iii) fraud, disloyalty, dishonesty or willful violation of our policies committed in connection with the officer’s employment and resulting in an adverse effect on us and personal benefit to the officer, or (iv) the officer committing suicide (or, making any material misstatement of facts on any application for life insurance purchased by the company).

•       Disability—If employment is terminated due to disability, the officer is entitled to the vested portion of the annual benefits which is payable at the election of the officer in (i) a lump sum upon termination of employment due to the disability (ii) a lump sum at age 65, or (iii) equal monthly installments over 10 years beginning at age 65 with a credit for interest at the rate of 7.5% compounded monthly on the remaining balance of the benefit owed.

•       Death—If the officer dies while employed by us and prior to receiving any benefits under the plan, the officer will not be entitled to any benefits under the plan. If the officer dies while receiving monthly payments under the plan, benefits cease in the month following death.

•       Change of Control—If employment is terminated in connection with a change in control of our company, such as by acquisition, merger, change in ownership of 50% or more of our outstanding voting stock, or change in the majority of members of our board of directors pursuant to a contested transaction (such as a tender offer, exchange offer or contested election), the officer is entitled to fully vested annual benefits to be paid in a lump sum.

We may terminate the plan at any time provided we pay our officers in a lump sum the amount vested under the plan at such date of termination.

Deferred Compensation Program

In January 2002, we adopted a non-qualified deferred compensation program for certain members of our management employees and officers whereby the participant may defer from 1% to 10% of their base salary. Executive officers, consisting of Messrs. Weatherbie and Gibson, are required to defer at least 5% of their base salaries under the program. We make matching contributions of 25% of these officers’ deferrals under the program. We also pay interest, compounded monthly, on the deferral accounts at a rate equal to the modified return on the equity of TeamBank N.A.; provided, however, that such interest rate may not be less than 6% or greater than 12%. Payment and timing of benefits are as follows:

•       Normal Retirement—If termination of employment is due to normal retirement at age 65, the officer is entitled to the full amount in the deferral account paid in equal monthly installments over a ten-year period.

•       Termination of Employment Prior to Normal Retirement—If employment is voluntarily or involuntary terminated (other than by disability, death or change in control), the officer is entitled to the full amount in the deferral account which is to be paid in a lump sum to the officer. However, the officer will not be entitled to any matching amounts or interest credited by us if employment is terminated due to (i) the officer’s gross negligence or gross neglect of his or her duties, (ii) conviction in a court involving moral turpitude in connection with the officer’s employment, (iii) fraud, disloyalty, dishonesty or willful violation of our policies committed in connection with the officer’s employment and resulting in an adverse effect on us and personal benefit to the officer, or (iv) the officer committing suicide or making a material misstatement of fact in any application for life insurance purchased by us.

•       Disability—If employment is terminated due to disability, the officer is entitled to the full amount in the deferral account which is payable at the election of the officer in (i) a lump sum upon termination of employment due to the disability (ii) a lump sum at age 65, or (iii) equal monthly installments over 10 years beginning at age 65 with a credit for interest at the rate of 7.5% compounded monthly on the remaining balance of the benefit owed.

•       Death—If the officer dies while employed by us and prior to receiving any benefits under the program, the officer will not be entitled to any benefits under the program. If the officer dies while receiving monthly payments under the plan, benefits cease in the month following death.

•       Change of Control—If employment is terminated in connection with a change in control of our company, such as by acquisition, merger, change in ownership of 50% or more of our outstanding voting stock, or change in the majority of members of our Board of Directors pursuant to a contested transaction (such as a tender offer, exchange offer or contested election), the officer is entitled to the full amount in the deferral account to be paid in a lump sum.

We may terminate the program at any time provided we pay our officers in a lump sum the amount vested under the program at such date of termination.

Split Dollar Life Insurance Benefit

We provide split dollar life insurance benefits to certain management employees, including our executive officers. Under the agreements, we pay the premiums on the life insurance polices. We are the owner of the life insurance policies. If the covered employee dies, we are entitled to the greater of (i) the cash surrender value of the policy as of the date of death plus reimbursement for all payments we have made to the employee under the Salary Continuation Plan and the Deferred Compensation Program discussed above, or (ii) the aggregate premiums paid on the insurance policy less any outstanding indebtedness to the insurer. The covered employee’s survivors or estate will receive an amount equal to the death proceeds minus the cash surrender value on the date of death.

Non-Competition Agreements

In connection with the benefit plans discussed above, we have required our named executive officers to sign non-competition agreements which provide that for a period of 12 months following voluntary or involuntary termination of employment, the executive will not (i) engage in competition with us by working with another person or organization that sells any product or service sold by us in a geographic area within a 30 mile radius of any of our locations (ii) solicit, contact, or communicate with our customers or prospective customers for purposes of distributing, marketing or selling any product or service that we market.

Other Employee Plans

We have a 401(k) plan and an employee performance bonus plan that covers all of our employees, including executive officers. With respect to the 401(k) plan, we make a matching contribution of 50% of the employee’s contribution up to a maximum contribution of 6% of the employee’s salary. The bonus plan utilizes a continuous improvement model to determine the amount of award from us and each of our subsidiaries. The model measures improvements in asset growth, profitability, productivity and asset quality growth. Our employees, including executive officers, must exceed the performance of the previous year to earn a bonus.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

STOCK OWNERSHIP

The following table shows the number of shares of our common stock beneficially owned as of March 30, 2006 by:

•       each person whom we know beneficially owns more than 5% of our common stock;

•       each director;

•       each of our executive officers; and

•       our directors and executive officers as a group.

	Common Shares Beneficially Owned
Names and Addresses of Beneficial Owner(1)	Number	Percent
Robert J. Weatherbie(2)	307,514	7.7%
8 West Peoria, Suite 200
Paola, Kansas 66071-0402
Michael L. Gibson(3)	242,117	6.1%
8 West Peoria, Suite 200
Paola, Kansas 66071-0402
Carolyn S. Jacobs(4)	117,071	2.9%
8 West Peoria, Suite 200
Paola, Kansas 66071-0402
R.G. (Gary) Kilkenny(5)	26,185	*
4304 West 115th
Leawood, Kansas 66211
Denis A. Kurtenbach(6)	4,425	*
8 West Peoria, Suite 200
Paola, Kansas 66071-0402
Keith B. Edquist	100,000	2.5%
12005 N. 72nd Street
Omaha, Nebraska 68122
Jerry D. Wiesner	1,100	*
2100 Baptiste Drive
Paola, Kansas 66071
Kenneth L. Smith(7)	1,800	*
5 East Terrace
Paola, KS 66071
Lloyd Byerhof	8,000	*
100 Wilderness Way #248
Naples, FL 34105
All executive officers and directors as a group (nine persons)	808,212	20.4%
Employee Stock Ownership Plan(8)	947,172	23.9%
8 West Peoria, Suite 200
P.O. Box 402
Paola, Kansas 66071-0402

Collective Reporting Group:(9)	382,300	9.6%
Peter W. Brown and Lynne K. Brown
McCaffree Financial Corporation
Carl McCaffree
Michael Zuk, Jr.
4701 West 110th Street
Overland Park, Kansas 66211

(1)          Unless otherwise indicated, the shares are held directly in the names of the named beneficial owners and each person has sole voting and sole investment power with respect to the shares. ESOP participants to whom certain shares held by our Employee Stock Ownership Plan (“ESOP”) have been allocated are entitled to direct the ESOP trustee with respect to all matters requiring a vote of the shareholders, and the ESOP trustee will vote such shares.

(2)          Includes 58,999 shares of common stock owned by Mr. Weatherbie’s wife and 340 shares owned by his minor children, over which shares he may be deemed to have shared voting and investment power. Includes 24,663 shares owned in a self-directed trust. Includes approximately 109,512 shares of common stock that have been allocated to Mr. Weatherbie’s account in our ESOP. Includes 114,000 shares which have vested pursuant to options issued under our 1999 stock incentive plan.

(3)          Includes 43,700 shares of common stock owned in a trust, over which Mr. Gibson may be deemed to have shared voting and investment power. Includes approximately 14,000 shares owned in a self-directed trust. Includes approximately 114,517 shares of common stock that have been allocated to Mr. Gibson’s account in our ESOP. Includes 69,900 shares which have vested pursuant to options issued under our 1999 stock incentive plan.

(4)          Includes 10,000 shares of common stock owned by Ms. Jacobs’ husband’s revocable trust, over which she may be deemed to have shared voting and investment power. Includes 10,000 shares of common stock owned in a self-directed trust. Includes approximately 82,071 shares of common stock that have been allocated to Ms. Jacobs’s account in our ESOP. Includes 15,000 shares which have vested pursuant to options issued under our 1999 stock incentive plan.

(5)          Includes 15,545 shares owned jointly by Mr. Kilkenny and his wife and 10,640 shares owned by a corporation of which he is a principal. He may be deemed to have shared voting and investment power over all of these shares.

(6)          Includes 925 shares of common stock held by Mr. Kurtenbach in an Individual Retirement Account and 500 shares owned by his wife, over which he may be deemed to have voting and investment power.

(7)          All 1,800 shares of common stock are owned jointly by Mr. Smith and his wife.

(8)          Our ESOP holds 947,172 shares of record which includes 16,000 unallocated shares as of the record date. Team Financial, Inc. is the ESOP trustee.

(9)          The following information for the following group of shareholders was obtained from a Schedule 13D filed with the Securities and Exchange Commission on or about December 30, 2005. Mr. Brown is the indirect owner of 4,400 shares of common stock. Mr. Brown shares power to vote and dispose of 1,500 of such shares with his wife, Lynne K. Brown. Mr. Brown shares voting and dispositive powers of 1,500 of such shares with members of an investment club, Branch Growth Associates. Mr. Brown as successor co-trustee of the Schwartz Non-Marital Trust shares voting and dispositive powers with Leah Cohen of 1,400 of such shares of common stock held by the trust. McCaffree Financial Corporation (“MFC”) is the direct beneficial owner of 368,400 shares. As the holder of 80% of the outstanding voting securities of MFC, Mr. McCaffree is the indirect beneficial owner of the common stock. Mr. Zuk, Jr. is the direct beneficial owner of 5,500 shares of common stock. He is also the indirect owner of 4,000 shares of common stock which includes 1,000 shares owned jointly with his wife, Gayle Line Zuk, 2,000 shares owned by his mother-in-law, Mary A. Line, 500 shares owned by his brother-in-law, Richard M. Line, and 500 shares owned by his brother-in-law, Gordon L. Dugger, over which he may be deemed to have shared voting and investment power.

*                    Less than one percent.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us or advice that no filings were required, during 2005 all executive officers, directors, and greater than 10% beneficial owners complied with the Section 16 (a) filing requirements.

Item 13.                 Certain Relationships and Related Transactions

Our executive officers, directors and principal shareholders and businesses they control may be customers of our subsidiary banks. Credit transactions with these parties are subject to review by loan committees of the banks and/or by the banks’ boards of directors. All outstanding loans and extensions of credit to these parties were made in the ordinary course of business on terms substantially similar to comparable transactions with unaffiliated persons. At December 31, 2005, the aggregate balance of loans and advances under extensions of credit made by the subsidiary banks to these persons was approximately $1,510,000.

Since 1996, we have employed Sean Weatherbie as a network administrator. Sean Weatherbie is the son of our Chairman, Robert J. Weatherbie. Sean Weatherbie earned approximately $68,000 and received standard employee benefits in 2005, and his employment with us has continued in 2006.

Item 14.                 Principal Accountant Fees and Services

Independent Auditor Fees

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for 2005 and 2004, and fees billed for other services rendered by KPMG LLP.

	Fiscal Year Ended December 31, 2005	Fiscal Year Ended December 31, 2004
Audit Fees(1)	$160,000	$144,400
Audit Related Fees(2)	20,200	16,800
Tax Fees(3)	66,750	107,000
All Other Fees	—	—
Total	246,950	268,200

(1)          Audit fees consisted of fees for services provided in connection with the audit of the annual financial statements and review of the quarterly financial statements and services that are normally provided in connection with statutory and regulatory filings.

(2)   Audit related fees consisted of audits of financial statements of certain employee benefit plans, agreed upon procedures related to public funds on deposit and accounting consultation.

(3)   Tax fees consisted of tax compliance and tax consultation.

Preapproval of Services

The Audit Committee is required under the Sarbanes Oxley Act of 2002 and related Securities Exchange Commission and NASDAQ rules to approve all auditing services and non-audit services provided by the independent auditors prior to the commencement of the services. Since these rules became effective, all services in audit fees, audit related fees, tax fees and all other fees were approved by the Audit Committee.

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
	3.	Exhibits

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)
3.2	Amended Bylaws of Team Financial, Inc. (1)
4.1	Form of Indenture. (5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1). (5)
4.3	Certificate of Trust. (5)
4.4	Trust Agreement. (5)
4.5	Form of Amended and Restated Trust Agreement. (5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (5)
4.7	Form of Preferred Securities Guarantee Agreement. (5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie effective January 1, 2005. (6)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson effective January 1, 2005. (6)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)

10.7 - 10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)
10.14	Team Financial, Inc.—Employee Stock Purchase Plan. (1)
10.15	Revolving Credit Agreement between between Team Financial, Inc. and US Bank dated March 18, 2004. (7)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (3)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (3)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (3)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (3)
10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (3)
10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (3)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (3)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (3)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (3)
10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs effective January 1, 2005. (6)
10.30	Stock Purchase Agreement dated February 7, 2005 between TeamBank N.A. and International Insurance Brokers, Ltd. LLC. (8)
11.1	Statement regarding Computation of per share earnings—see consolidated financial statements.
21	Subsidiaries of Team Financial, Inc. (9)
23	Consent of KPMG LLP (8)
24	Power of attorney (9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

(1)	Filed with Registration Statement on Form S-1, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.
(2)	Filed with Form 8-K dated December 18, 2002 and incorporated herein by reference.
(3)	Filed with the Annual Report on Form 10-K for December 31, 2002, and incorporated herein by reference.
(4)	Filed with the quarterly report on Form 10-Q for the period ended September 30, 2000, and incorporated herein by reference.
(5)	Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, (Registration Statement No. 333-64934) and is incorporated herein by reference.
(6)	Filed with quarterly report on Form 10-Q for the period ended March 31, 2005, and incorporated herein by reference.
(7)	Filed with the quarterly report on Form 10-Q for the period ended March 31, 2004, and incorporated herein by reference.
(8)	Filed with Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(9)	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paola, Kansas on May 1, 2006.

TEAM FINANCIAL, INC.
By:
/s/ ROBERT J. WEATHERBIE
Robert J. Weatherbie,
Chairman and Chief Executive Officer
/s/ MICHAEL L. GIBSON
Michael L. Gibson,
President of Investments and Chief Financial Officer

Exhibit Index

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc.(1)
3.2	Amended Bylaws of Team Financial, Inc.(1)
4.1	Form of Indenture.(5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1).(5)
4.3	Certificate of Trust.(5)
4.4	Trust Agreement.(5)
4.5	Form of Amended and Restated Trust Agreement.(5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5).(5)
4.7	Form of Preferred Securities Guarantee Agreement.(5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5).(5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie effective January 1, 2005.(6)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson effective January 1, 2005.(6)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001.(5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance C ompany.(1)
10.7–10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary.(1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan.(1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999.(1)
10.14	Team Financial, Inc.—Employee Stock Purchase Plan.(1)
10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004.(4)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002.(3)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001.(3)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002.(3)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002.(3)

10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001.(3)
10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002.(3)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002.(3)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001.(3)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002.(3)
10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs effective January 1, 2005.(6)
10.30	Stock Purchase Agreement dated February 7, 2005 between TeamBank N.A. and International Insurance Brokers, Ltd. LLC.(8)
11.1	Statement regarding Computation of per share earnings—see consolidated financial statements.
21	Subsidiaries of Team Financial, Inc. (9)
23	Consent of KPMG LLP(9)
24	Power of attorney(9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

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