Form 10-Q
period 2006-03-31
TEAM FINANCIAL INC /KS
filed 2006-05-15
CIK 1082484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 3,970,884 shares of the Registrant’s common stock, no par value, outstanding as of May 12, 2006.

Part I.	Financial Information

Item 1.	Financial Statements

Unaudited Consolidated Statements of Financial Condition as of March 31, 2006 and December 31, 2005

Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005

Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2006 and 2005

Unaudited Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2006

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signature Page

Exhibit 10.1	Employment Agreement Between Team Financial, Inc. and Robert J. Weatherbie effective January 1, 2006

Exhibit 10.2	Employment Agreement Between Team Financial, Inc. and Michael L. Gibson effective January 1, 2006

Exhibit 10.29	Employment Agreement Between TeamBank N.A. and Carolyn S. Jacobs effective January 1, 2006

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Financial Condition
(Dollars In Thousands)

	March 31,	December 31,
	2006	2005
Assets
Cash and due from banks	$12,008	$14,592
Federal funds sold and interest bearing bank deposits	5,629	19,768
Cash and cash equivalents	17,637	34,360

Investment securities:
Available for sale, at fair value (amortized cost of $188,824 and $192,388 at March 31, 2006 and December 31, 2005, respectively)	186,266	190,409
Total investment securities	186,266	190,409

Loans receivable, net of unearned fees	443,551	420,181
Allowance for loan losses	(5,605)	(5,424)
Net loans receivable	437,946	414,757

Accrued interest receivable	4,654	4,607
Premises and equipment, net	16,221	16,359
Assets acquired through foreclosure	441	455
Goodwill	10,700	10,700
Intangible assets, net of accumulated amortization	3,077	3,223
Bank owned life insurance policies	19,355	19,173
Other assets	2,590	2,486

Total assets	$698,887	$696,529

Liabilities and Stockholders’ Equity
Deposits:
Checking deposits	$182,234	$186,791
Savings deposits	32,179	31,944
Money market deposits	48,728	46,465
Certificates of deposit	242,617	242,678
Total deposits	505,758	507,878
Federal funds purchased and securities sold under agreements to repurchase	9,404	4,036
Federal Home Loan Bank advances	111,120	111,131
Notes payable	178	202
Subordinated debentures	16,005	16,005
Accrued expenses and other liabilities	3,690	3,928

Total liabilities	646,155	643,180

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized, 4,501,516 and 4,499,470 shares issued; 3,970,884 and 4,034,995 shares outstanding at March 31, 2006 and December 31, 2005, respectively	27,901	27,880
Capital surplus	474	417
Retained earnings	31,552	30,941
Treasury stock, 530,632 and 464,475 shares of common stock at cost at March 31, 2006, and December 31, 2005, respectively	(5,507)	(4,583)
Accumulated other comprehensive income (loss)	(1,688)	(1,306)

Total stockholders’ equity	52,732	53,349

Total liabilities and stockholders’ equity	$698,887	$696,529

See accompanying notes to the Unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Operations

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended
	March 31
	2006	2005
Interest Income:
Interest and fees on loans	$7,947	$6,230
Taxable investment securities	1,886	1,810
Nontaxable investment securities	269	290
Other	137	76

Total interest income	10,239	8,406

Interest Expense:
Deposits
Checking deposits	460	226
Savings deposits	53	52
Money market deposits	239	140
Certificates of deposit	2,173	1,347
Federal funds purchased and securities sold under agreements to repurchase	36	23
FHLB advances payable	1,134	1,164
Notes payable and other borrowings	4	32
Subordinated debentures	388	388

Total interest expense	4,487	3,372

Net interest income before provision for loan losses	5,752	5,034

Provision for loan losses	275	145

Net interest income after provision for loan losses	5,477	4,889

Non-Interest Income:
Service charges	847	904
Trust fees	176	187
Gain on sales of mortgage loans	191	215
Bank owned life insurance income	216	208
Other	349	321

Total non-interest income	1,779	1,835

Non-Interest Expenses:
Salaries and employee benefits	3,075	2,617
Occupancy and equipment	768	672
Data processing	685	689
Professional fees	374	335
Marketing	80	61
Supplies	101	79
Intangible asset amortization	147	156
Other	809	822

Total non-interest expenses	6,039	5,431

Income before income taxes	1,217	1,293

Income tax expense	289	297

Net income	$928	$996

Basic income per share	$0.23	$0.25
Diluted income per share	$0.23	$0.24

Shares applicable to basic income per share	4,025,563	4,036,945
Shares applicable to diluted income per share	4,078,114	4,091,956

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

	Three Months Ended
	March 31,
	2006	2005

Net Income	$928	$996
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $197 and $903 for the three months ended March 31, 2006 and 2005, respectively	(382)	(1,750)
Other comprehensive income (loss) , net	(382)	(1,750)
Comprehensive income (loss)	$546	$(754)

See accompanying notes to the consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Changes In Stockholders’ Equity

Three Months Ended March 31, 2006

(Dollars In Thousands, Except Per Share Amounts)

					Accumulated
					other	Total
	Common	Capital	Retained	Treasury	comprehensive	stockholders’
	stock	surplus	earnings	stock	(loss)	equity

BALANCE, December 31, 2005	$27,880	$417	$30,941	$(4,583)	$(1,306)	$53,349
Treasury stock purchased (66,157 shares)				(924)		(924)
Common stock issued in connection with compensation plans (2,046 shares)	21					21
Increase in capital surplus in connection with compensation plans		57				57
Net Income			928			928
Dividends ($0.08 per share)			(317)			(317)
Other comprehensive income (loss) net of $197 in taxes					(382)	(382)
BALANCE, March 31,2006	$27,901	$474	$31,552	$(5,507)	$(1,688)	$52,732

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements Of Cash Flows

(Dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$928	$996
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	275	145
Depreciation and amortization	553	620
Stock-based compensation expense	57	23
Increase in bank owned life insurance	(182)	(178)
FHLB Stock Dividends	(87)	(73)
Net gain on sales of mortgage loans	(191)	(215)
Net (gain) loss on sales of assets	(11)	1
Proceeds from sale of mortgage loans	10,949	11,812
Origination of mortgage loans for sale	(9,830)	(11,286)
Net increase in other assets	(96)	(25)
Net (decrease) increase in accrued expenses and other liabilities	(36)	408
Net cash flows from operating activities of discontinued operations	—	7,000
Net cash provided by operating activities	2,329	9,228

Cash flows from investing activities:
Net increase in loans	(24,416)	(10,601)
Proceeds from maturities and principal reductions of investment securities available-for-sale	7,128	7,876
Purchases of investment securities available-for-sale	(3,589)	(14,975)
Purchase of premises and equipment, net	(173)	(61)
Proceeds from sales of assets	11	14
Cash paid for acquisitions	—	(925)

Net cash used in investing activities	(21,039)	(18,672)

Cash flows from financing activities:
Net decrease in deposits	(2,120)	(7,084)
Net increase in federal funds purchased and securities sold under agreements to repurchase	5,368	1,157
Payments on Federal Home Loan Bank advances	(11)	(10)
Payments on notes payable	(1,377)	(3,218)
Proceeds of notes payable	1,353	1,276
Common stock issued	21	31
Purchase of treasury stock	(924)	—
Dividends paid on common stock	(323)	(322)

Net cash (used in) provided by financing activities	1,987	(8,170)

Net change in cash and cash equivalents	(16,723)	(17,614)

Cash and cash equivalents at beginning of the period	34,360	34,741

Cash and cash equivalents at end of the period	$17,637	$17,127

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$4,353	$3,173
Income taxes	397	21

Noncash activities related to operations
Assets acquired through foreclosure	$63	$280
Loans to facilitate the sale of real estate acquired through foreclosure	94	—

See accompanying notes to the consolidated financial statements

Team Financial, Inc and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Three month periods ended March 31, 2006 and 2005

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of Team Financial, Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial condition and results of operations required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

The December 31, 2005 statement of financial condition has been derived from the audited consolidated financial statements as of that date. Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation. The results of the interim period ended March 31, 2006, are not necessarily indicative of the results that may occur for the year ending December 31, 2006.

(2)  Recent Accounting Pronouncements

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payments, (“SFAS 123(R)”). This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share based payments with employees except for equity instruments held by employee share ownership plans. SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees,(“APB 25”) and became effective as of the beginning of 2006. Prior to fiscal year 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB 25, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. More information regarding the adoption of SFAS 123(R) is shown in footnote 4.

In November 2005, the FASB issued FASB Staff Position (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and Its application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The guidance clarifies that an impairment loss should be recognized when the impairment loss is deemed other-than-temporary, even if the decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is effective for fiscal years beginning after December 15, 2005 and the Company began applying the guidance in 2006. The adoption of FSP FAS 115-1 did not have a material impact on the Company’s financial position, results of operations, or liquidity.

In May of 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement requires retrospective application to all voluntary changes in accounting principle with all prior period financial statements presented using the new accounting principle, unless it is impracticable to do so. For the Company, this standard is effective for accounting changes and corrections of errors made during or after 2006. The Company does not anticipate this statement to have a material effect on its financial statements.

(3)  Discontinued Operations

On February 25, 2005, we completed the sale of Team Insurance Group, Inc., our insurance agency subsidiary. This subsidiary was operated as a subsidiary of TeamBank, N.A. from December of 2002 until December, 2004 and offered employee benefit insurance and property and casualty insurance to businesses and individuals. We sold all the issued and outstanding shares of the subsidiary to an unaffiliated third party for total cash consideration of $6.8 million after adjustments. Our investment in this subsidiary as of February 25, 2005 was approximately $7.0 million. As a result of the sale, the operations related to this subsidiary have been reclassified in discontinued operations. Because the sale was effective December 2004, there are no discontinued operations presented in the accompanying consolidated financial statements for the three months ended March 31, 2005. A loss on the sale of the subsidiary of approximately $164,000 was recorded in the second quarter of 2005 upon finalization of the selling price. Pursuant to the terms of the agreement, the buyer has until August 25, 2006 to present any breach of warranty or representations claims.

(4)  Stock Based Compensation and Income Per Share

The Company’s 1999 Stock Incentive Plan provides for the following stock and stock-based awards: restricted stock, stock options, stock appreciation rights and performance shares. March 31, 2006, up to 79,500 shares of our common stock were available to be issued under the plan. All employees, directors and consultants are eligible to participate in the plan. The Company generally grants stock options with either a one-year cliff vesting schedule and a ten year expiration from the date of grant, or with a three-year potential vesting schedule and a ten year expiration from the date of grant, with vesting at the discretion of the Executive Compensation Committee of the Board of Directors, which administers the 1999 Stock Incentive Plan. Prior to 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB 25, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation.

The following table illustrates what the Company’s share-based compensation expense and earnings per share would have been for the three months ended March 31, 2005 (in thousands, except per share data) had the fair value method been used to account for stock-based compensation last year in accordance with SFAS 123:

Net income:
As reported	$996
Compensation expense determined under fair value method, net of tax	21
Pro forma	$975
Basic earnings per share:
As reported	$0.25
Pro forma	0.24
Diluted earnings per share:
As reported	$0.24
Pro forma	0.24

Shares applicable to basic earnings per share	4,036,945
Shares applicable to diluted earnings per share	4,091,956

Beginning in 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, (“SFAS No. 123(R)”). This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share based payments with employees except for equity instruments held by employee share ownership plans. The Company elected to adopt SFAS No. 123(R) using the modified prospective transition method and, accordingly, previously reported amounts have not been restated for the change in accounting. During the three months ended March 31, 2006, the Company recognized share-based compensation expense of approximately $57 thousand.

Stock compensation expense for options granted during the three months ended March 31, 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	One-year options	Three-year options
Expected life in years	5	8
Expected volatility	20.94%	16.34%
Risk-fee interest rate	4.39%	4.39%
Annual rate of quarterly dividends	2.19%	2.19%

The following table summarizes option activity for the three months ended March 31, 2006:

		Weighted	Weighted average	Aggregate
	Number of	average exercise	remaining contractual	Intrinsic
	options	price per share	life in years	Value
Outstanding at December 31, 2005	304,850	$10.08
Granted	37,000	14.30
Outstanding at March 31, 2006	341,850	10.53	6.7	$3.86
Exercisable at March 31, 2006	250,250	9.36	5.7	5.03

A summary of the Company’s nonvested options as of March 31, 2006 and changes during the quarter are presented below:

		Weighted
	Number of	average grant
	shares	date fair value

Nonvested at December 31, 2005	54,600	$3.25
Granted	37,000	2.97
Nonvested at March 31, 2006	91,600	3.14

On March 31, 2006, there was approximately $229,930 of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Company expects to recognize over a weighted-average period of 1.5 years.

(5)  Stock Repurchase Program

At March 31, 2006, there were 310,973 shares of our common stock remaining to be repurchased under a stock repurchase program authorized by the Board of Directors. During the quarter ended March 31, 2006, there were 66,157 shares of our common stock repurchased under this program.

(6)  Dividend Declared

On February 28, 2006, we declared a quarterly cash dividend of $0.08 per share to all shareholders of record on March 31, 2006, payable April 20, 2006.

(7)  Investment Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities at March 31, 2006 and December 31, 2005.

	March 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(In thousands)
Debt securities:
U.S. Agency securities	$60,120	$14	$(1,263)	$58,871
Mortgage-backed securities	83,857	275	(1,791)	82,341
Non-taxable Municipal securities	28,598	397	(163)	28,832
Taxable Municipal securities	830	32	—	862
Other debt securities	6,554	28	(140)	6,442
Total debt securities	179,959	746	(3,357)	177,348
Equity securities	8,865	57	(4)	8,918
Total available for sale securities	$188,824	$803	$(3,361)	$186,266

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(In thousands)
Debt securities:
U.S. Agency securities	$61,062	$32	$(1,108)	$59,986
Mortgage-backed securities	86,535	404	(1,517)	85,422
Non-taxable Municipal securities	28,629	400	(168)	28,861
Taxable Municipal securities	830	42	—	872
Other debt securities	6,555	40	(152)	6,443
Total debt securities	183,611	918	(2,945)	181,584
Equity securities	8,777	52	(4)	8,825
Total available for sale securities	$192,388	$970	$(2,949)	$190,409

Management does not believe that any of the securities with unrealized losses at March 31, 2006 are other than temporarily impaired due to changes in market rate from the date of purchase to March 31, 2006.

(8)  Commitments and Contingencies

Commitments to extend credit to our customers with unused approved lines of credit were approximately $87,002,000 at March 31, 2006. Additionally, the contractual amount of standby letters of credit at March 31, 2006 was approximately $7,526,000. These commitments involve credit risk in excess of the amount stated in the consolidated balance sheet. Exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments.

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

On February 25, 2005, we completed the sale of Team Insurance Group, Inc., our insurance agency subsidiary. This subsidiary was operated as a subsidiary of TeamBank, N.A. from December of 2002 until December, 2004 and offered employee benefit insurance and property and casualty insurance to businesses and individuals. We sold all the issued and outstanding shares of the subsidiary to an unaffiliated third party for total cash consideration of $6.8 million after adjustments. Our investment in this subsidiary as of February 25, 2005 was approximately $7.0 million. As a result of the sale, the operations related to this subsidiary have been reclassified in discontinued operations in the unaudited consolidated financial statements and related footnotes. Because the sale was effective December 2004, there are no discontinued operations presented in the accompanying consolidated financial statements for the three months ended March 31, 2005. A loss on the sale of the subsidiary of approximately $164,000 was recorded in the second quarter of 2005 upon finalization of the selling price. The sale was effective December 31, 2004 and, therefore, the operating activities of the insurance subsidiary during 2005 were assumed by the new owners. Pursuant to the terms of the agreement, the buyer has until August 25, 2006 to present any breach of warranty or representations claims.

FINANCIAL CONDITION

Total assets at March 31, 2006, were $698.9 million compared to $696.5 million at December 31, 2005, an increase of $2.4 million. This increase was primarily a result of an increase in loans receivable of $23.4 million offset by a $16.7 million decrease in cash and cash equivalents and a $4.1 million decrease in investment securities. The decrease in cash and cash equivalents and investment securities was a result of those funds being used to fund the loan growth. Total deposits decreased $2.1 million to $505.8 million at March 31, 2006 compared to $507.9 million at December 31, 2005, contributing to the decrease in cash and cash equivalents.

Investment Securities

Total investment securities were $186.3 million at March 31, 2006 compared to $190.4 million at December 31, 2005, a decrease of $4.1 million, or 2.2%. This decrease was primarily due managements’ decision not to reinvest maturing investments in the securities markets in order to help fund loan growth.

Loans Receivable

Loans receivable increased $23.4 million, or 5.6%, to $443.6 million at March 31, 2006, compared to $420.2 million at December 31, 2005, primarily due to growth in the construction and land development loans, which increased $16.6 million, or 20.5%, to $97.5 million at March 31, 2006, compared to $80.9 million at December 31, 2005.

The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

	March 31, 2006		December 31, 2005
	Principal	Percent of	Principal	Percent of
	Balance	Total	Balance	Total
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$88,200	19.9%	$86,880	20.7%
Construction and land development	97,489	21.9	80,918	19.3
Commercial	141,748	32.0	136,318	32.4
Other	35,883	8.1	36,738	8.7
Commerical	57,626	13.0	55,128	13.1
Agricultural	7,414	1.7	7,952	1.9
Installment loans	11,371	2.5	11,843	2.8
Other	4,898	1.1_	5,333	1.3
Gross loans	444,629	100.2	421,110	100.2
Less unearned fees	(1,078)	(0.2)	(929)	(0.2)
Total loans receivable	$443,551	100.0%	$420,181	100.0%

Included in one-to-four family real estate loans were loans held for sale of approximately $0.9 million at March 31, 2006 and $1.8 million at December 31, 2005.

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

The following table summarizes our non-performing assets:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Non-accrual loans	$2,516	$2,343
Loans 90 days past due and still accruing	676	1,184
Restructured loans	1,039	1,055
Non-performing loans	4,231	4,582
Other real estate owned	441	455
Total non-performing assets	$4,672	$5,037
Non-performing loans as a percentage of total loans	0.95%	1.09%
Non-performing assets as a percentage of total assets	0.67%	0.72%

Non-performing assets totaled $4.7 million at March 31, 2006, compared to $5.0 million at December 31, 2005, representing a decrease of approximately $0.3 million, or 6.0%. The decrease in non-performing assets was primarily a result of a decrease in loans 90 days past due and still accruing interest.

Non-performing loans were approximately $4.2 million at March 31, 2006 and $4.6 million at December 31, 2005. Included in non-performing loans at March 31, 2006 were several non-accrual loans. The largest three relationships included in non-accrual at March 31, 2006 were $590,000 to a fence manufacturing company, $211,000 for a single family dwelling and $182,000 for the construction of a new home. The largest relationship included in non-accrual at December 31, 2005 was approximately $540,000 to a fence manufacturing company. Restructured loans at March 31, 2006 and December 31, 2005 included several relationships; the largest of these relationships at March 31, 2006 and December 31, 2005, was an agricultural loan restructured through Farmer Home Administration of approximately $551,000 and $554,000, respectively.

Other real estate owned at March 31, 2006 consisted of nine properties. The properties consisted of four commercial buildings totaling $185,000, four one-to-four family properties totaling $252,000, and one piece of vacant land for $4,000. The properties are all located within our market areas. Management is working to sell the real estate as soon as practical.

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

The following table summarizes our allowance for loan losses:

	Three Months Ended March 31
	2006	2005
	(Dollars In thousands )
Allowance at beginning of period	$5,424	$4,898
Provision for loan losses	275	145
Loans charged off	(147)	(196)
Recoveries	53	181
Allowance at end of period	$5,605	$5,028

Annualized net charge-offs as a percent of total loans	0.09%	0.02%
Allowance as a percent of total loans	1.26%	1.29%
Allowance as a pecent of non-performing loans	132.47%	137.41%

The allowance for loan losses as a percent of total loans was 1.26% at March 31, 2006 compared to 1.29% at December 31, 2005 and March 31, 2005.

The allowance for loan losses as a percent of non-performing loans was 132.47% at March 31, 2006, compared to 118.38% at December 31, 2005 and 137.41% at March 31, 2005. The allowance for loan losses as a percent of non-performing loans of 132.47% at March 31, 2006 decreased from 137.41% at March 31, 2005 due to the increase in non-performing loans during that period, coupled with a large recovery during the three months ended March 31, 2005.

Deposits

Total deposits decreased approximately $2.1 million to $505.8 million at March 31, 2006 from $507.9 million at December 31, 2005. This decrease was a result of a decrease in checking deposits of approximately $4.6 million offset by an increase in money market deposits of approximately $2.3 million. The decrease in checking deposits is primarily due to a decrease in public funds, which is generally expected during that period due to seasonality.

Regulatory Capital

We are subject to regulatory capital requirements administered by the Federal Reserve, the Federal Deposit Insurance Corporation and the Comptroller of the Currency. Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions. As of March 31, 2006 and December 31, 2005, we met all capital adequacy requirements to which we are subject. Our ratios at March 31, 2006 were as follows:

Ratio	Actual	Minimum Required
Total capital to risk weighted assets	11.55%	8.00%
Core capital to risk weighted assets	10.51%	4.00%
Core capital to average assets	8.26%	4.00%

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

Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At March 31, 2006, these assets, approximating $203.9 million, consist of investment securities available-for-sale of $186.3 million. Approximately $155.3 million of these investment securities were pledged as collateral for borrowings, repurchase agreements and for public funds on deposit at March 31, 2006.

At March 31, 2006, there was approximately $14.3 million borrowing capacity remaining under agreements with Federal Home Loan Bank of Topeka.

RESULTS OF CONTINUING OPERATIONS

Net Interest Income

Net interest income before provision for loan losses for the three months ended March 31, 2006 totaled $5.8 million compared to $5.0 million for the same period in 2005, an increase of 16%.

Net interest margin, adjusted for the tax effect of tax exempt securities, as a percent of average earning assets was 3.80% for the three months ended March 31, 2006, compared to 3.59% during the three months ended March 31, 2005. The average rate of interest earning assets for the quarter ended March 31, 2006 increased 77 basis points to 6.67% from 5.90% for the quarter ended March 31, 2005. Offsetting the increase in the rate of interest earning assets was an increase in the average cost of interest bearing liabilities of 66 basis points to 3.23% during the three months ended March 31, 2006 from 2.57% during the three months ended March 31, 2005.

Interest earning assets of continuing operations

The average rate on interest earning assets was 6.67% for the three months ended March 31, 2006, representing an increase of 77 basis points from 5.90% for the same three months in 2005. Interest earning assets are comprised of loans receivable, investment securities, interest-bearing deposits and an investment in a non-consolidated wholly owned subsidiary that was formed for the purpose of issuing Trust Preferred Securities.

The average rate on loans receivable increased 86 basis points to 7.44% for the three months ended March 31, 2006, compared to 6.58% for the three months ended March 31, 2005. Additionally, loans receivable average balance increased approximately $49.0 million during the three months ended March 31, 2006 compared to the average balances for same three months in 2005, contributing to the increase in interest income from loans receivable of $1.7 million, or 27.6%.

The average rate on investment securities adjusted for the tax effect of tax exempt securities increased to 5.03% for the three months ended March 31, 2006, compared to 4.78% for the three months ended March 31, 2005. This increase in the yield was offset by a decrease in average balance of $6.8 million during the quarter ended March 31, 2006 to $188.6 million compared to average balance during the quarter ended March 31, 2005 of $195.4 million.

Interest bearing liabilities of continuing operations

The average rate paid on interest-bearing liabilities increased 66 basis points to 3.23% for the three months ended March 31, 2006, compared to 2.57% for the same three months in 2005. Interest bearing liabilities are comprised of savings and interest bearing checking deposits, time deposits, federal funds purchased and securities sold under agreements to repurchase, Federal Home Loan Bank Advances and other borrowings, and on our subordinated debentures held by our subsidiary trust which issued the 9.50% Trust Preferred Securities.

The average rate paid on interest-bearing savings and interest-bearing checking deposits increased 72 basis points to 1.62% for the three months March 31, 2006, compared to .90% for the three months ended March 31, 2005. The average rate paid on time deposits increased 98 basis points to 3.62% during the first quarter of 2006 compared to 2.64% during the first quarter of 2005.

The effective interest rate on the subordinated debentures was 9.83% for the three months ended March 31, 2006 and 2005. The difference between the contractual interest rate of 9.50% and the effective interest rate is the amortization of debt issuance costs, which are being amortized over a 30-year period ending August 10, 2031. We have the right to redeem the subordinated debentures, in whole or in part, on or after August 10, 2006 at a redemption price specified in the Indentures plus any accrued but unpaid interest to the redemption date. In the event that we redeem all or part of the debentures on or after August 10, 2006, we would amortize the proportionate unamortized cost of the offering and incur a charge. The maximum charge that would be incurred should we redeem all of the debentures on August 10, 2006 would be approximately $826,000.

The following tables present certain information relating to net interest income from continuing operations for the three months ended March 31, 2006 and 2005. The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown and are presented on a tax-equivalent basis assuming a 34% tax rate for the periods indicated.

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3)	$433,186	$7,947	7.44%	$384,169	$6,230	6.58%
Investment securities-taxable	160,273	1,887	4.78%	165,044	1,810	4.45%
Investment securities-nontaxable (4)	28,349	453	6.48%	30,354	494	6.61%
Interest-bearing deposits	11,536	125	4.39%	11,523	65	2.29%
Other assets	480	11	9.29%	480	11	9.29%
Total interest earning assets	$633,824	$10,423	6.67%	$591,570	$8,610	5.90%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$187,904	$751	1.62%	$189,400	$418	0.90%
Time deposits	243,370	2,173	3.62%	207,188	1,347	2.64%
Federal funds purchased and securities sold under agreements to repurchase	4,412	36	3.31%	4,632	23	2.01%
Federal Home Loan Bank advances and other borrowings	111,212	1,138	4.15%	115,352	1,196	4.21%
Subordinated debentures	16,005	388	9.83%	16,005	388	9.83%
Total interest bearing liabilities	$562,903	$4,486	3.23%	$532,577	$3,372	2.57%
Net interest income (tax equivalent)		$5,937			$5,238
Interest rate spread			3.44%			3.33%
Net interest earning assets	$70,921			$58,993
Net interest margin (4)			3.80%			3.59%
Ratio of average interest bearing liabilities to average interest earning assets	88.81%			90.03%

(1)	Loans are net of deferred loan fees.
(2)	Non-accruing loans are included in the computation of average balances.
(3)	Loan fees are included in interest income. These fees for the three months ended March 31, 2006 and 2005 were $354,000 and $300,000, respectively.
(4)	Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the three months ended March 31, 2006 and 2005 were $185,000 and $204,000, respectively.

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

	Three months Ended March 31, 2006
	Increase (Decrease) Due To:
	Volume	Rate	Net
	(dollars in thousands)
Interest income:
Loans receivable, net (1) (2) (3)	$795	$922	$1,717
Investment securities-taxable	(52)	128	76
Investment securities-nontaxable (4)	(31)	(9)	(40)
Interest-bearing deposits	—	61	61
Other assets	—	—	—
Total interest income	712	1,102	1,814
Interest expense:
Savings deposits and interest bearing checking	(3)	337	334
Time deposits	235	591	826
Federal funds purchased and securities sold under agreements to repurchase	(1)	14	13
Federal Home Loan Bank advances and other borrowings	(43)	(15)	(58)
Subordinated debentures	—	—	—
Total interest expense	188	927	1,115

Net change in net interest income	$524	$175	$699

(1)	Loans are net of deferred loan fees.
(2)	Non-accruing loans are included in the computation of average balances.
(3)	Loan fees are included in interest income. These fees for the three months ended March 31, 2006 and 2005 were $354,000 and $300,000, respectively.
(4)	Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the three months ended March 31, 2006 and 2005 were $185,000 and $204,000, respectively.

Provision for Loan Losses

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market areas, and other factors related to the collectibility of our loan portfolio. After considering the above factors, management recorded a provision for loan losses on loans totaling $275,000 for the three months ended March 31, 2006, and $145,000 for the three months ended March 31, 2005. The increase in the provision was primarily due to larger loan growth during the quarter ended March 31, 2006 compared to the same quarter of 2005.

Non-Interest Income from Continuing Operations

The following table summarizes non-interest income for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(In thousands)

Service charges	$847	$904
Trust fees	176	187
Brokerage service revenue	66	59
Gain on sales of mortgage loans	191	215
Mortgage servicing fees	53	64
Merchant processing fees	4	11
ATM and debit card fees	121	97
Bank owned life insurance income	216	208
Other	105	90
Total other income	$1,779	$1,835

Non-interest income from continuing operations decreased approximately $56 thousand, or 3%, from the three months ended March 31, 2005 to $1.8 million for the three months ended March 31, 2006. This decrease was primarily due to a $57,000, or 6.3% decrease in service charges for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Non-Interest Expense from Continuing Operations

The following table presents non-interest expense from continuing operations for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
	(In thousands)
Salaries and employee benefits	$3,075	$2,617
Occupancy and equipment	768	672
Data processing	685	689
Professional fees	374	335
Marketing	80	61
Supplies	101	79
Intangible asset amortization	147	156
Other	809	822
Total other expenses	$6,039	$5,431

Non-interest expense from continuing operations approximated $6.0 million for the three months ended March 31, 2006 compared to $5.4 million for the three months ended March 31, 2005. The increase in non-interest expense was primarily due to increases in salaries and employee benefits as a result of hiring additional personnel and increased compensation expense.

Income Tax Expense from Continuing Operations

Income tax expense from continuing operations was $289,000 for the three months ended March 31, 2006, a decrease of approximately $8,000 compared to income tax expense of $297,000 for the three months ended March 31, 2005. The effective tax rate for the three months ended March 31, 2006, was 23.7%, compared to 23.0% for the three months ended March 31, 2005. The effective tax rate is less than the statutory federal rate of 34.0% due primarily to municipal interest income and income from the investment in bank owned life insurance.

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

The following table indicates that at March 31, 2006, if there had been a sudden and sustained increase in prevailing market interest rates, our 2006 net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.

	Net interest	(Decrease)
Change in interest rates	income	increase	% change
	(Dollar in thousands)
200 basis point rise	$26,572	$1,696	6.82%
100 basis point rise	25,724	848	3.41%
Base rate scenario	24,876	—	—
100 basis point decline	23,689	(1,187)	(4.77)%
200 basis point decline	21,551	(3,325)	(13.37)%

Item 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities Exchange Commission’s rules and forms.

Change in Internal Controls

No changes in our internal controls over financial reporting have occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II           OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The Company is involved in pending litigation. There have been no material changes to the status of this litigation from what was reported under “Legal Proceedings” in its Form 10-K/A for the year ended December 31, 2005, which is incorporated herein by reference. The Company does not believe that any other pending litigation to which it is a party will have a material adverse effect on its liquidity, financial condition, or results of operations.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K/A for the year ended December 31, 2005.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table summarizes information about the shares of common stock we repurchased during the first quarter of 2006.

			Total Number of
			Shares Purchased
			as Part of	Maximum Number
	Total Number		Publicly	of Shares That
	of Shares	Average Price	Announced	May Yet Be purchased
Period	Purchased	Paid per Share	Program	Under The Program

January 1- January 31	—	$—	—	377,130
February 1-February 28	—	$—	—	377,130
March 1 - March 31	66,157	$13.97	66,157	310,973

Total	66,157	$13.97	66,157

The Board of Directors approved a stock repurchase program, announced October 14, 2004, authorizing the repurchase of up to 400,000 shares of our common stock. The stock repurchase program does not have an expiration date.

Item 6.    EXHIBITS

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)
3.2	Amended Bylaws of Team Financial, Inc. (1)
4.1	Form of Indenture. (5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1). (5)
4.3	Certificate of Trust. (5)
4.4	Trust Agreement. (5)
4.5	Form of Amended and Restated Trust Agreement. (5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (5)

4.7	Form of Preferred Securities Guarantee Agreement. (5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated December 30, 2005. (9)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 5, 2006. (9)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)
10.7-10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)
10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)
10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (7)
10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001 (1)

10.17	Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc. (2)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (3)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (3)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (3)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (3)
10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (3)
10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (3)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (3)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (3)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (3)
10.29	Employment Agreement between TeamBank N.A. and Carolyn S. Jacobs dated March 14, 2006. (9)
10.30	Stock Purchase Agreement dated February 7, 2005 between TeamBank N.A. and International Insurance Brokers, Ltd. L.L.C. (8)
11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (9)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (9)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (9)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350. (9)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350. (9)

(1)	Filed with Registration Statement on Form S-1 dated August 6, 2001, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.
(2)	Filed with the amended Form 8-K dated December 18, 2002 and incorporated herein by reference.
(3)	Filed with the annual report on Form 10-K for December 31, 2002, and incorporated herein by reference.
(4)	Filed with the quarterly report on form 10-Q for the period ended September 30, 2000 and incorporated herein by reference.
(5)	Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, (Registration Statement No. 333-64934) and incorporated herein by reference.
(6)	Filed with the annual report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(7)	Filed with the quarterly report on Form 10-Q for the period ended March 31, 2004, and incorporated herein by reference.
(8)	Filed with the annual report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(9)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 15, 2006	By:	/s/ Robert J. Weatherbie
Robert J. Weatherbie
Chairman and
Chief Executive Officer

Date:	May 15, 2006	By:	/s/ Michael L. Gibson
Michael L. Gibson
President of Investments and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)
3.2	Amended Bylaws of Team Financial, Inc. (1)
4.1	Form of Indenture. (5)
4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1). (5)
4.3	Certificate of Trust. (5)
4.4	Trust Agreement. (5)
4.5	Form of Amended and Restated Trust Agreement. (5)
4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (5)
4.7	Form of Preferred Securities Guarantee Agreement. (5)
4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated December 30, 2005. (9)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 5, 2006. (9)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)
10.7-10.10	Exhibit numbers intentionally not used.
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)
10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)
10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (7)
10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001 (1)

10.17	Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc. (2)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (3)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (3)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (3)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (3)

10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (3)
10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (3)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (3)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (3)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (3)
10.29	Employment Agreement between TeamBank N.A. and Carolyn S. Jacobs dated March 14, 2006. (9)
10.30	Stock Purchase Agreement dated February 7, 2005 between TeamBank N.A. and International Insurance Brokers, Ltd. L.L.C. (8)
11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (9)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (9)

(1)	Filed with Registration Statement on Form S-1 dated August 6, 2001, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.
(2)	Filed with the amended Form 8-K dated December 18, 2002 and incorporated herein by reference.
(3)	Filed with the annual report on Form 10-K for December 31, 2002, and incorporated herein by reference.
(4)	Filed with the quarterly report on form 10-Q for the period ended September 30, 2000 and incorporated herein by reference.
(5)	Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, (Registration Statement No. 333-64934) and incorporated herein by reference.
(6)	Filed with the annual report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(7)	Filed with the quarterly report on Form 10-Q for the period ended March 31, 2004, and incorporated herein by reference.
(8)	Filed with the annual report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(9)	Filed herewith.