Form 10-Q
period 2006-06-30
TEAM FINANCIAL INC /KS
filed 2006-08-14
CIK 1082484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

There were 3,591,084 shares of the Registrant’s common stock, no par value, outstanding as of August 11, 2006.

Part I. Financial Information

Item 1.	Financial Statements

Unaudited Consolidated Statements of Financial Condition as of June 30, 2006 and December 31, 2005

Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005

Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2006 and 2005

Unaudited Consolidated Statements of Changes In Stockholders’ Equity for the Six Months Ended June 30, 2006

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005

Notes to Unaudited Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signature Page

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Financial Condition

(In Thousands)

	June 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$15,883	$14,592
Federal funds sold and interest bearing bank deposits	7,941	19,768
Cash and cash equivalents	23,824	34,360

Investment securities:
Available for sale, at fair value (amortized cost of $180,249 and $183,719 at June 30, 2006 and December 31, 2005, respectively)	175,528	181,758
Other non-marketable securities (amortized cost of $8,854 and $8,669 at June 30, 2006 and December 31, 2005, respectively)	8,651	8,651
Total investment securities	184,179	190,409

Loans receivable, net of unearned fees	455,278	420,181
Allowance for loan losses	(5,701)	(5,424)
Net loans receivable	449,577	414,757

Accrued interest receivable	5,202	4,607
Premises and equipment, net	16,536	16,359
Assets acquired through foreclosure	856	455
Goodwill	10,700	10,700
Intangible assets, net of accumulated amortization	2,930	3,223
Bank-owned life insurance policies	19,539	19,173
Other assets	2,589	2,486

Total assets	$715,932	$696,529

Liabilities and Stockholder’s Equity
Deposits:
Checking deposits	$175,216	$186,791
Savings deposits	30,251	31,944
Money market deposits	57,443	46,465
Certificates of deposit	269,794	242,678
Total deposits	532,704	507,878
Federal funds purchased and securities sold under agreements to repurchase	3,707	4,036
Federal Home Loan Bank advances	108,100	111,131
Notes payable	6,123	202
Subordinated debentures	16,005	16,005
Accrued expenses and other liabilities	3,652	3,928

Total liabilities	670,291	643,180

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 4,501,516 and 4,499,470 shares issued; 3,591,084 and 4,034,995 shares outstanding at June 30, 2006 and December 31, 2005, respectively	27,901	27,880
Capital surplus	546	417
Retained earnings	32,212	30,941
Treasury stock, 910,432 and 464,475 shares of common stock at cost at June 30, 2006, and December 31, 2005, respectively	(11,769)	(4,583)
Accumulated other comprehensive loss	(3,249)	(1,306)

Total stockholders’ equity	45,641	53,349

Total liabilities and stockholders’ equity	$715,932	$696,529

See accompanying notes to the unaudited consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest Income:
Interest and fees on loans	$8,714	$6,775	$16,661	$13,005
Taxable investment securities	1,928	1,858	3,814	3,668
Nontaxable investment securities	271	289	540	579
Other	170	86	307	162

Total interest income	11,083	9,008	21,322	17,414

Interest Expense:
Deposits:
Checking deposits	479	261	939	487
Savings deposits	53	56	106	108
Money market deposits	338	147	577	287
Certificates of deposit	2,632	1,637	4,805	2,984
Federal funds purchased and securities sold under agreements to repurchase	52	33	88	56
FHLB advances payable	1,129	1,176	2,263	2,340
Notes payable and other borrowings	39	15	43	47
Subordinated debentures	389	389	777	777

Total interest expense	5,111	3,714	9,598	7,086

Net interest income before provision for loan losses	5,972	5,294	11,724	10,328

Provision for loan losses	157	267	432	412

Net interest income after provision for loan losses	5,815	5,027	11,292	9,916

Non-Interest Income:
Service charges	904	998	1,751	1,902
Trust fees	206	183	382	370
Gain on sales of mortgage loans	139	212	330	427
Loss on sales of investment securities	(90)	—	(90)	—
Bank-owned life insurance income	214	208	430	416
Other	369	331	718	652

Total non-interest income	1,742	1,932	3,521	3,767

Non-Interest Expenses:
Salaries and employee benefits	3,161	2,833	6,236	5,450
Occupancy and equipment	728	695	1,496	1,367
Data processing	713	722	1,398	1,411
Professional fees	476	320	850	655
Marketing	95	86	175	147
Supplies	85	82	186	161
Intangible asset amortization	148	157	295	313
Other	852	805	1,661	1,627

Total non-interest expenses	6,258	5,700	12,297	11,131

Income from continuing operations before income taxes	1,299	1,259	2,516	2,552

Income tax expense	350	292	639	589

Net income from continuing operations	$949	$967	$1,877	$1,963
Net loss from discontinued operations	—	(108)	—	(108)
Net income	$949	$859	$1,877	$1,855

Basic income per share from continuing operations	—	$0.24	$0.48	$0.49
Diluted income per share from continuing operations	$0.24	$0.24	$0.47	$0.48
Basic loss per share from discontinued ops	$—	$(0.03)	$—	$(0.03)
Diluted loss per share from discontinued ops	$—	$(0.03)	$—	$(0.03)
Basic income per share	$0.25	$0.21	$0.48	$0.46
Diluted income per share	$0.24	$0.21	$0.47	$0.45
Shares applicable to basic income per share	3,850,049	4,039,675	3,937,321	4,038,291
Shares applicable to diluted income per share	3,941,529	4,093,333	4,026,881	4,092,261

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Income	$949	$859	$1,877	$1,855
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $(836) and $562 for the three months ended June 30, 2006 and 2005, respectively; and net of tax of $(1,033) and $(341) for the six months ended June 30, 2006 and June 30, 2005, respectively	(1,620)	1,087	(2,002)	(663)
Reclassification adjustment for gains included in net income net of tax of $31 and $0 for the three months ended June 30, 2006 and 2005, respectively	59	—	59	—
Other comprehensive income (loss) , net	(1,561)	1,087	(1,943)	(663)
Comprehensive income (loss)	$(612)	$1,946	$(66)	$1,192

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Changes In Stockholders’ Equity

Six Months Ended June 30, 2006

(Dollars In Thousands, Except Per Share Amounts)

					Accumulated
					other	Total
	Common	Capital	Retained	Treasury	comprehensive	stockholders’
	stock	surplus	earnings	stock	loss	equity

BALANCE, December 31, 2005	$27,880	$417	$30,941	$(4,583)	$(1,306)	$53,349
Treasury stock purchased (445,957 shares)				(7,186)		(7,186)
Common stock issued in connection with compensation plans (2,046 shares)	21					21
Increase in capital surplus in connection with compensation plans		129				129
Net Income			1,877			1,877
Dividends ($0.16 per share)			(606)			(606)
Other comprehensive (loss) net of $(1,032) in taxes					(1,943)	(1,943)
BALANCE, June 30, 2006	$27,901	$546	$32,212	$(11,769)	$(3,249)	$.45,641

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements Of Cash Flows

(Dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,877	$1,855
Net loss from discontinued operations	—	108
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	433	412
Depreciation and amortization	1,093	1,253
Stock-based compensation expense	129	41
Increase in bank owned life insurance	(366)	(355)
Net loss on sales of investment securities	90	—
FHLB Stock Dividends	(184)	(155)
Net gain on sales of mortgage loans	(330)	(427)
Net gain on sales of assets	(18)	(52)
Proceeds from sale of mortgage loans	20,805	23,556
Origination of mortgage loans for sale	(21,143)	(21,365)
Net increase in other assets	(590)	(7)
Net increase in accrued expenses and other liabilities	761	1,332
Net cash provided by operating activities	2,557	6,196

Net cash flows of discontinued operations	—	6,892

Net cash provided by operating activities	2,557	13,088

Cash flows from investing activities:
Net increase in loans	(35,117)	(26,433)
Proceeds from sale of investment securities available-for-sale	4,411	—
Proceeds from maturities and principal reductions of investment securities available-for-sale	13,622	19,556
Purchases of investment securities available-for-sale	(14,865)	(26,757)
Purchase of premises and equipment, net	(790)	(1,520)
Proceeds from sales of assets	65	270
Cash paid for acquisitions	—	(925)

Net cash used in investing activities	(32,674)	(35,809)

Cash flows from financing activities:
Net increase in deposits	24,826	10,219
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	(329)	271
Payments on Federal Home Loan Bank advances	(30)	(150)
Proceeds from Federal Home Loan Bank advances	(3,000)	—
Payments on notes payable	(2,946)	(5,571)
Proceeds of notes payable	8,867	3,130
Common stock issued	21	31
Purchase of treasury stock	(7,186)	—
Issuance of treasury stock	—	30
Dividends paid on common stock	(642)	(647)

Net cash provided by financing activities	19,581	7,313

Net change in cash and cash equivalents	(10,536)	(15,408)

Cash and cash equivalents at beginning of the period	34,360	34,741

Cash and cash equivalents at end of the period	$23,824	$19,333

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$9,129	$6,652
Income taxes	715	294

Noncash activities related to operations
Assets acquired through foreclosure	$543	$280
Loans to facilitate the sale of real estate acquired through foreclosure	120	309

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Three and six month periods ended June 30, 2006 and 2005

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

The interim consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries, Team Financial Acquisition Subsidiary, Inc., including TeamBank, N.A. and its subsidiaries, and Post Bancorp and its subsidiary Colorado National Bank.   All material inter-company transactions, profits, and balances are eliminated in consolidation.  The consolidated financial statements do not include the accounts of our wholly owned statutory trust, Team Financial Capital Trust I (the “Trust”).  The Trust qualifies as a special purpose entity that is not required to be consolidated in the financial statements of Team Financial, Inc.  The Trust Preferred Securities issued by the Trust is included in Tier I capital for regulatory capital purposes.

The December 31, 2005 statement of financial condition has been derived from the audited consolidated financial statements as of that date.  Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.  The results of the interim periods ended June 30, 2006, are not necessarily indicative of the results that may occur for the year ending December 31, 2006.

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

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.  This statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable.  For each class of separately recognized servicing assets and servicing liabilities, this Statement permits the Company to choose either to report servicing assets and liabilities at fair value or at amortized cost.  This Statement also requires separate presentation in the financial statements, supplemented by additional disclosures.  The Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006, and the Company will adopt this Statement as of January 1, 2007.  The Company does not expect that this Statement will have a material impact on its financial position, results of operations, or liquidity.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 Accounting for Income Taxes.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of a tax position in accordance with this interpretation is a two-step process.  The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The interpretation is effective for fiscal years beginning after December 15, 2006, and the Company will begin applying the guidance in January, 2007.  The Company is currently evaluating the impact of adopting this interpretation on its financial position, results of operations, or liquidity.

(3)           Discontinued Operations

On February 25, 2005, we completed the sale of Team Insurance Group, Inc., our insurance agency subsidiary. This subsidiary was operated as a subsidiary of TeamBank, N.A. from December of 2002 until December, 2004 and offered employee benefit insurance and property and casualty insurance to businesses and individuals. We sold all the issued and outstanding shares of the subsidiary to an unaffiliated third party for total cash consideration of $6.8 million after adjustments. Our investment in this subsidiary as of February 25, 2005 was approximately $7.0 million. As a result of the sale, the operations related to this subsidiary have been reclassified in discontinued operations. A loss on the sale of the subsidiary of approximately $164,000 was recorded in the second quarter of 2005 upon finalization of the selling price. Pursuant to the terms of the agreement, the buyer may present any breach of warranty or representations claims up to 18 months after the close of the transaction.  On July 25, 2006, we received a claim against the warranties and representations of the sale; however, we do not believe that any of the claims presented are legitimate, and we intend to dispute all of them.  Any loss potential is currently considered to be neither probable nor estimatable.

(4)           Stock Based Compensation and Income Per Share

The Company’s 1999 Stock Incentive Plan provides for the following stock and stock-based awards: restricted stock, stock options, stock appreciation rights and performance shares.  As of June 30, 2006, up to 79,500 shares of our common stock were available to be issued under the plan. All employees, directors and consultants are eligible to participate in the plan. The Company generally grants stock options with either a one-year cliff vesting schedule and a ten year expiration from the date of grant, or with a three-year potential vesting schedule and a ten year expiration from the date of grant, with vesting at the discretion of the Executive Compensation Committee of the Board of Directors, which administers the 1999 Stock Incentive Plan. Prior to 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB 25, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation.

The following table illustrates what the Company’s share-based compensation expense and earnings per share would have been for the three and six months ended June 30, 2005 (in thousands, except per share data) had the fair value method been used to account for stock-based compensation last year in accordance with SFAS 123:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
	(Dollars in thousands, except per share data)

Net income:
As reported	$859	$1,855
Stock-based compensation expense included in reported net income, net of tax	27	27
Compensation expense determined under fair value, net of tax	(48)	(69)
Pro forma	$838	$1,813
Basic earnings per share:
As reported	$0.21	$0.46
Pro forma	0.21	0.45
Diluted earnings per share:
As reported	$0.21	$0.45
Pro forma	0.20	0.44

Beginning in 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, (“SFAS No. 123(R)”). This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share based payments with employees except for equity instruments held by employee share ownership plans. The Company elected to adopt SFAS No. 123(R) using the modified prospective transition method and, accordingly, previously reported amounts have not been restated for the change in accounting. During the three and six months ended June 30, 2006, the Company recognized share-based compensation expense of approximately $72,000 and $129,000, respectively.

Stock compensation expense for options granted during the six months ended June 30, 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	One-year options	Three-year options
Expected life in years	5	8
Expected volatility	14.54%	16.52%
Risk-fee interest rate	5.10%	5.10%
Annual rate of quarterly dividends	2.19%	2.19%

The following table summarizes option activity for the six months ended June 30, 2006:

		Weighted	Weighted average	Aggregate
	Number of	average exercise	remaining contractual	Intrinsic
	options	price per share	life in years	Value
Outstanding at December 31, 2005	304,850	$10.08
Granted	37,000	14.30
Outstanding at June 30, 2006	341,850	10.53	6.4	$4.47
Exercisable at June 30, 2006	250,250	9.36	5.5	5.64

A summary of the Company’s nonvested options as of June 30, 2006 and changes during the six months ended are presented below:

	Number of	Weighted
	shares	average grant
	(in thousands)	date fair value
Nonvested at December 31, 2005	54,600	$3.25
Granted	37,000	2.97
Nonvested at June 30, 2006	91,600	3.14

On June 30, 2006, there was approximately $200,000 of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Company expects to recognize over a weighted-average period of 1.2 years. Due to the discretionary nature of the three-year options, these options are repriced each quarter, resulting in the difference between the weighted average grant date fair value and the currently estimated unrecognized compensation cost.

(5)           Stock Repurchase Program

The Board of Directors approved a stock repurchase program, announced October 14, 2004, authorizing the repurchase of up to 400,000 shares of our common stock. There is no expiration date on this program. At June 30, 2006, there were 308,373 shares of our common stock remaining to be repurchased under this stock repurchase program.  During the three and six months ended June 30, 2006, there were 2,600 and 68,757 shares of our common stock repurchased under this program, respectively.

Under a separate repurchase authorization of the Board of Directors, on May 16, 2006, the Company entered into an agreement to repurchase 377,200 shares of our common stock from an unaffiliated third party for approximately $6.2 million.  The repurchase was completed on June 1, 2006.  This repurchase was funded with borrowings under the Company’s existing line of credit.

(6)           Dividends Declared

On May 23, 2006, we declared a quarterly cash dividend of $0.08 per share to all shareholders of record on June 30, 2006, payable July 20, 2006.

(7)           Investment Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities at June 30, 2006 and December 31, 2005.

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Agency securities	$56,522	$11	$(1,691)	$54,842
Mortgage-backed securities	87,530	116	(3,008)	84,638
Non-taxable Municipal securities	28,707	222	(333)	28,596
Taxable Municipal securities	830	10	—	840
Other debt securities	6,554	25	(327)	6,252
Total debt securities	180,143	384	(5,359)	175,168
Equity securities	8,960	54	(3)	9,011
Total available for sale securities	$189,103	$438	$(5,362)	$184,179

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
U.S. Agency securities	$61,062	$32	$(1,108)	$59,986
Mortgage-backed securities	86,535	404	(1,517)	85,422
Non-taxable Municipal securities	28,629	400	(168)	28,861
Taxable Municipal securities	830	42	—	872
Other debt securities	6,555	40	(152)	6,443
Total debt securities	183,611	918	(2,945)	181,584
Equity securities	8,777	52	(4)	8,825
Total available for sale securities	$192,388	$970	$(2,949)	$190,409

Management does not believe that any of the securities with unrealized losses at June 30, 2006 are other than temporarily impaired.

(8)           Notes Payable and Other Borrowings

During the second quarter of 2006, our line of credit was extended until September 30, 2006, at which time the terms will be renegotiated.  All other terms of the borrowing agreement remain consistent with the terms as of December 31, 2005. Also during the second quarter, we advanced $6.0 million of our line of credit to fund the repurchase of 377,200 shares of our common stock.

(9)           Commitments and Contingencies

Commitments to extend credit to our customers with unused approved lines of credit were approximately $81.7 million at June 30, 2006.  Additionally, the contractual amount of standby letters of credit at June 30, 2006 was approximately $10.3 million .  These commitments involve credit risk in excess of the amount stated in the consolidated balance sheet.  Exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments.

Item 2:             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Team Financial, Inc. is a financial holding company incorporated in the State of Kansas.  Our common stock is listed on the Nasdaq Global Market (“NASDAQ”) under the symbol “TFIN”.

We offer full service community banking and financial services through 18 locations in Kansas, Missouri, Nebraska and Colorado through our wholly owned banking subsidiaries, TeamBank, N.A and Colorado National Bank. Our presence in Kansas consists of seven locations in the Kansas City metropolitan area and three locations in southeast Kansas. We operate two locations in western Missouri, three in the metropolitan area of Omaha, Nebraska and three in the Colorado Springs, Colorado metropolitan area.

Results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Results of operations are also affected by non-interest income, such as service charges and gains and losses from the sales of mortgage loans.  The principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

The following table presents selected financial data for the three and six months ended June 30, 2006 and June 30, 2005 (dollars in thousands, except per share data):

	As of and For		As of and For
	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Net income from continuing operations	949	967	1,877	1,963
Net loss from discontinued operations	—	(108)	—	(108)
Net income	949	859	1,877	1,855
Basic income per share from continuing operations	$0.25	$0.24	$0.48	$0.49
Diluted income per share from continuing operations	$0.24	$0.24	$0.47	$0.48
Return on average assets	0.53%	0.51%	0.53%	0.56%
Return on average equity	7.74%	6.50%	7.39%	7.05%
Average equity to average assets	6.86%	7.86%	7.23%	7.95%

On February 25, 2005, we completed the sale of Team Insurance Group, Inc., our insurance agency subsidiary. This subsidiary was operated as a subsidiary of TeamBank, N.A. from December of 2002 until December, 2004 and offered employee benefit insurance and property and casualty insurance to businesses and individuals. We sold all the issued and outstanding shares of the subsidiary to an unaffiliated third party for total cash consideration of $6.8 million after adjustments. Our investment in this subsidiary as of February 25, 2005 was approximately $7.0 million. As a result of the sale, the operations related to this subsidiary have been reclassified in discontinued operations in the unaudited consolidated financial statements and related footnotes.  A loss on the sale of the subsidiary of approximately $164,000 was recorded in the second quarter of 2005 upon finalization of the selling price. The sale was effective December 31, 2004 and, therefore, the operating activities of the insurance subsidiary during 2005 were assumed by the new owners. Pursuant to the terms of the agreement, the buyer may present warranty or representation claims up to 18 months after the close of the transaction.  On July 25, 2006, we received a claim against the warranties and representations of the sale; however, we do not believe that any of the claims presented are legitimate, and we intend to dispute all of them.  Any loss potential is currently considered to be neither probable nor estimatable.

FINANCIAL CONDITION

Total assets at June 30, 2006, were $715.9 million compared to $696.5 million at December 31, 2005, an increase of $19.4 million.  Loans receivable increased $35.1 million to $455.3 million at June 30, 2006, from $420.2 million at December 31, 2005.  The increases in loans receivable were funded with excess cash and an increase in deposits.

Investment Securities

Total investment securities were $184.2 million at June 30, 2006, compared to $190.4 million at December 31, 2005, a decrease of $6.2 million, or 3.3%.   This decrease was primarily due managements’ decision not to reinvest maturing investments in the securities markets in order to help fund loan growth, coupled with $2.4 million of gross unrealized losses.   Management does not believe that any of the securities with unrealized losses at June 30, 2006 are other than temporarily impaired.

Loans Receivable

Loans receivable increased $35.1 million, or 8.4%, to $455.3 million at June 30, 2006, compared to $420.2 million at December 31, 2005.  This increase was due to increases in real estate loans, primarily loans secured by construction and land development.

The following table presents the composition of the loan portfolio by type of loan at the dates indicated:

	June 30, 2006		December 31, 2005
	Principal	Percent of	Principal	Percent of
	Balance	Total	Balance	Total
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$87,370	19.2%	$86,880	20.7%
Construction and land development	110,021	24.2	80,918	19.3
Commercial	145,637	32.0	136,318	32.4
Other	34,605	7.6	36,738	8.7
Other Commerical	51,762	11.4	55,128	13.1
Agricultural	8,931	1.9	7,952	1.9
Installment loans	10,801	2.4	11,843	2.8
Other	6,385	1.4	5,333	1.3
Gross loans	455,512	100.1	421,110	100.2
Less unearned fees	(234)	(0.1)	(929)	(0.2)
Total loans receivable	$455,278	100.0%	$420,181	100.0%

Included in one-to-four family real estate loans were loans held for sale of approximately $2.4 million at June 30, 2006 and $1.8 million at December 31, 2005.

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

The following table summarizes non-performing assets:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Non-accrual loans	4,679	2,343
Loans 90 days past due and still accruing	145	1,184
Restructured loans	1,024	1,055
Non-performing loans	5,848	4,582
Other real estate owned	856	455
Total non-performing assets	$6,704	$5,037
Non-performing loans as a percentage of total loans	1.28%	1.09%
Non-performing assets as a percentage of total assets	0.94%	0.72%

The increase in non-performing assets at June 30, 2006 compared to December 31, 2005 is primarily a result of an increase in non-accrual loans.

Non-performing loans of approximately $5.8 million at June 30, 2006 were comprised of several non-accrual loans. The largest relationships in non-accrual at June 30, 2006 were $1.9 million to a diversified commercial loan customer and $578,000 to a fence manufacturing company.  The largest relationship included in non-accrual at December 31, 2005 was approximately $540,000 to a fence manufacturing company. Restructured loans at June 30, 2006 and December 31, 2005 included several relationships; the largest was an agricultural loan restructured through Farm Service Agency of approximately $390,000 at June 30, 2006, and $500,000 at December 31, 2005.

Other real estate owned at June 30, 2006 consisted of ten properties.  The properties consisted of four commercial buildings totaling $450,000, four single family dwellings totaling $342,000 and two pieces of vacant land totaling $64,000.  These properties are located within our market areas.  Management is working to sell the real estate as soon as practicable.

The loan portfolio is continuously monitored for possible non-performing assets as information becomes available.  The magnitude of any increase in non-performing loans is not determinable.

Allowance for loan losses

Management maintains an allowance for loan losses based on historical experience, an evaluation of economic conditions and regular review of delinquencies and loan portfolio quality. Based upon these factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for probable loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectibility is considered questionable. Actual losses may differ due to changing conditions or information that is currently not available.

The following table summarizes our allowance for loan losses:

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Allowance at beginning of period	$5,424	$4,898
Provision for loan losses	432	412
Loans charged off	(290)	(356)
Recoveries	135	272
Allowance at end of period	$5,701	$5,226

Annualized net charge-offs as a percent of total loans	0.07%	0.04%
Allowance as a percent of total loans	1.25%	1.30%
Allowance as a pecent of non-performing loans	97.48%	145.37%

The allowance for loan losses as a percent of non-performing loans decreased at June 30, 2006, compared to June 30, 2005 due to an increase in non-accrual loans at June 30, 2006 to $4.7 million from $2.1 million at June 30, 2005.  This increase was primarily due to a group of diversified commercial loans to one borrower totaling $1.9 million that were classified as non-accrual during the second quarter of 2006.  These loans are well-secured, and therefore, additional reserves were not deemed necessary.

Deposits

Total deposits increased approximately $24.8 million to $532.7 million at June 30, 2006 from $507.9 million at December 31, 2005. This increase was primarily a result of an increase in certificates of deposits as a result of branch promotional campaigns, offset by a decrease in checking deposits.

Principal maturities of time deposits at June 30, 2006 were as follows:

Year:
2006	$113,073
2007	118,796
2008	29,854
2009	5,373
2010	2,070
Thereafter	628
$269,794

Regulatory Capital

We are subject to regulatory capital requirements administered by the Federal Reserve, the Federal Deposit Insurance Corporation and the Comptroller of the Currency.  Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions.  As of June 30, 2006 and December 31, 2005, we met all capital adequacy requirements to which we are subject.  Regulatory capital ratios at June 30, 2006, were as follows:

Ratio	Actual	Minimum Required
Total capital to risk weighted assets	10.23%	8.00%
Core capital to risk weighted assets	9.21%	4.00%
Core capital to average assets	7.36%	4.00%

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

Our most liquid assets are cash and cash equivalents and investment securities available-for-sale.  The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.  At June 30, 2006, these assets, approximating $199.4 million, consisted of investment securities available-for-sale of $175.5 million.  Approximately $127.9 million of these investment securities were pledged as collateral for borrowings, repurchase agreements and for public funds on deposit at June 30, 2006.

At June 30, 2006, there was approximately $19 million borrowing capacity remaining under agreements with Federal Home Loan Bank of Topeka.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2006 was $949,000, or $.25 basic and $.24 diluted income per share, an increase of 10.5%, compared to $859,000 or $.21 basic and diluted income per share, for the three months ended June 30, 2005.  Net income for the six months ended June 30, 2006 was $1,877,000, or $.48 basic and $.47 diluted income per share, compared to $1,855,000, or $.46 basic and $.45 diluted income per share for the six months ended June 30, 2005, an increase of 1.2%.

Net Interest Income

Net interest income from continuing operations before provision for loan losses for the three months ended June 30, 2006 totaled $6.0 million compared to $5.3 million for the same period in 2005, an increase of $678,000, or 12.8%.  Net interest income from continuing operations before provision for loan losses for the six months ended June 30, 2006, totaled $11.7 million compared to $10.3 million for the same period in 2005, an increase of $1.4 million, or 13.5%.

Net interest margin from continuing operations, adjusted for the tax effect of tax exempt securities, as a percent of average earning assets from continuing operations, was 3.77% for the three months ended June 30, 2006, compared to 3.61% for the three months ended June 30, 2005.  Tax equivalent net interest margin as a percent of average earning assets was 3.79% for the six months ended June 30, 2006, compared to 3.60% for the six months ended June 30, 2005.  The average rate of interest-earning assets from continuing operations for the quarter ended June 30, 2006 increased 85 basis points to 6.90% from 6.05% for the quarter ended June 30, 2005.  Offsetting the increase in the rate of interest earning assets was an increase in the average cost of interest bearing liabilities of 78 basis points to 3.52% during the three months ended June 30, 2006 from 2.74% during the three months ended June 30, 2005.  The average rate of interest earning assets increased 81 basis points to 6.79% for the six months ended June 30, 2006 from 5.98% during the same period in 2005.  The average cost of interest-bearing liabilities increased 72 basis points to 3.38% for the six months ended June 30, 2006, compared to 2.66% during the same period in 2005.  The result was an increase in the net interest income of $669,000 and $1,368,000 including the tax equivalent impact on tax exempt securities for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005.

The following tables present certain information relating to net interest income for the three and six months ended June 30, 2006 and 2005.  The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown.

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2) (3)	$457,787	8,713	7.63%	$401,965	$6,775	6.76%
Investment securities-taxable	155,335	1,927	4.98%	167,078	1,858	4.46%
Investment securities-nontaxable(4)	28,761	460	6.42%	30,329	486	6.43%
Interest-bearing deposits	12,882	159	4.95%	10,547	74	2.81%
Other assets	480	12	10.03%	480	12	10.03%
Total interest-earning assets	$655,245	$11,271	6.90%	$610,399	$9,205	6.05%

Interest-bearing liabilities:
Savings deposits and interest-bearing checking	$190,458	871	1.83%	$183,175	$464	1.02%
Time deposits	260,232	2,632	4.06%	226,499	1,637	2.90%
Federal funds purchased and securities sold under agreements to repurchase	5,325	52	3.92%	5,721	33	2.31%
Federal Home Loan Bank advances and other borrowings	110,686	1,168	4.23%	113,021	1,191	4.23%
Subordinated debentures	16,005	389	9.75%	16,005	389	9.75%
Total interest-bearing liabilities	$582,706	$5,112	3.52%	$544,421	$3,714	2.74%
Net interest income (tax equivalent)		$6,159			$5,491
Interest rate spread			3.38%			3.31%
Net interest-earning assets	$72,539			$65,978
Net interest margin (4)			3.77%			3.61%
Ratio of average interest-bearing liabilities to average interest-earning assets	88.93%			89.19%

(1)             Loans are net of deferred loan fees.

(2)             Non-accruing loans are included in the computation of average balances.

(3)             The Company includes loan fees in interest income.  These fees for the three months ended June 30, 2006 and 2005 were $369,000 and $302,000, respectively.

(4)             Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended June 30, 2006 and 2005 were $188,000 and $197,000, respectively.

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2) (3)	$445,481	16,661	7.54%	$393,071	$13,005	6.67%
Investment securities-taxable	157,848	3,814	4.87%	166,046	3,668	4.46%
Investment securities-nontaxable (4)	28,509	913	6.46%	30,352	980	6.51%
Interest-bearing deposits	12,208	284	4.69%	11,047	139	2.54%
Other assets	480	23	9.66%	480	23	9.66%
Total interest-earning assets	$644,526	$21,695	6.79%	$600,996	$17,815	5.98%

Interest-bearing liabilities
Savings deposits and interest-bearing checking	$189,181	1,622	1.73%	$186,296	$882	0.96%
Time deposits	251,803	4,805	3.85%	216,843	2,984	2.78%
Federal funds purchased and securities sold under agreements to repurchase	4,869	88	3.65%	5,177	56	2.18%
Federal Home Loan Bank advances and other borrowings	110,955	2,306	4.19%	113,784	2,387	4.23%
Subordinated debentures	16,005	777	9.79%	16,005	777	9.79%
Total interest-bearing liabilities	$572,813	$9,598	3.38%	$538,105	$7,086	2.66%
Net interest income (tax equivalent)		$12,097			$10,729
Interest rate spread			3.41%			3.32%
Net interest-earning assets	$71,713			$62,891
Net interest margin (4)			3.79%			3.60%
Ratio of average interest-bearing liabilities to average interest-earning assets	88.87%			89.54%

(1)               Loans are net of deferred loan fees.

(2)               Non-accruing loans are included in the computation of average balances.

(3)               The Company includes loan fees in interest income.  These fees for the six months ended June 30, 2006 and 2005 were $723,000 and $602,000, respectively.

(4)               Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the six months ended June 30, 2006 and 2005 were $373,000 and $401,000, respectively.

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

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Compared To			Compared To
	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans receivable, net (1) (2) (3)	$941	$998	$1,939	$1,734	$1,922	$3,656
Investment securities-taxable	(131)	201	70	(181)	327	146
Investment securities-nontaxable (4)	(25)	(2)	(27)	(60)	(7)	(67)
Interest-bearing deposits	16	68	84	15	130	145
Other assets	—	—	—	—	—	—
Total interest income	$801	$1,265	$2,066	$1,508	$2,372	$3,880

Interest expense:
Savings deposits and interest bearing checking	$18	$388	$406	$14	$726	$740
Time deposits	244	751	995	481	1,340	1,821
Federal funds purchased and securities sold under agreements to repurchase	(2)	21	19	(3)	35	32
Federal Home Loan Bank advances and other borrowings	(25)	2	(23)	(60)	(21)	(81)
Subordinated debentures	—	—	—	—	—	—
Total interest expense	235	1,162	1,397	432	2,080	2,512
Net change in net interest income	$566	$103	$669	$1,076	$292	$1,368

(1)             Loans are net of deferred loan fees.

(2)             Non-accruing loans are included in the computation of average balances.

(3)             The Company includes loan fees in interest income.  These fees for the three months ended June 30, 2006 and 2005 were $369,000 and $302,000, and for the six months ended June 30, 2006 and 2005 were $723,000 and $602,000, respectively.

(4)             Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended June 30, 2006 and 2005 were $188,000 and $197,000, and  for the six months ended June 30, 2006 and 2005 were $373,000 and $401,000, respectively.

Interest-earning assets of continuing operations

The average rate on interest-earning assets was 6.90% for the three months ended June 30, 2006, representing an increase of 85 basis points from 6.05% for the same three months ended 2005.  The average rate on interest-earning assets was 6.79% for the six months ended June 30, 2006, representing an increase of 81 basis points from 5.98% for the same six months ended 2005.  Interest-earning assets are comprised of loans receivable, investment securities, interest-bearing deposits and an investment in a non-consolidated wholly owned subsidiary that was formed for the purpose of issuing Trust Preferred Securities.

The average rate on loans receivable increased 88 basis points to 7.63% for the three months ended June 30, 2006, compared to 6.76% for the three months ended June 30, 2005.  The average rate on loans receivable increased 87 basis points to 7.54% for the six months ended June 30, 2006, compared to 6.67% for the six months ended June 30, 2005.  The average balance of loans receivable increased approximately $55.8 million during the three months ended June 30, 2006 compared to the same three months in 2005 and $52.4 million during the six months ended June 30, 2006 compared to the same six months in 2005.  The combination of the rate increases and average balance increases resulted in an increase in interest income from loans receivable of $1.9 million, or 28.6%, during the second quarter of 2006 compared to the second quarter of 2005 and an increase of $3.7 million, or 28.1%, during the six months ended June 30, 2006 compared to the same period in 2005.   During the three and six months ended June 30, 2005, approximately $200,000 of interest income on a non-accrual loan was reported in interest income.  Excluding this income, the average rate on loan receivables would have been 6.23% for the quarter ended June 30, 2005 and 6.35% for the six months ended June 30, 2005.

The average rate on investment securities, adjusted for the tax effect of tax exempt securities, increased 44 basis points to 5.20% for the quarter ended June 30, 2006 compared to 4.76% for the quarter ended June 30, 2005 and 35 basis points to 5.12% for the six months ended June 30, 2006, compared to 4.77% for the six months ended June 30, 2005.  This increase in average interest rate was offset by a decrease in the average balances of investment securities during the three and six months ended June 30, 2005 compared to the previous year.

Interest-bearing liabilities of continuing operations

The average rate paid on interest-bearing liabilities increased 78 basis points to 3.52% for the three months ended June 30, 2006, compared to 2.74% for the same three months ended 2005.  The average rate paid on interest-bearing liabilities increased 72 basis points to 3.38% for the six months ended June 30, 2006, compared to 2.66% for the same six months ended 2005.  Interest-bearing liabilities are comprised of savings and interest bearing checking deposits, time deposits, federal funds purchased and securities sold under agreements to repurchase, holding company notes payable, Federal Home Loan Bank advances and other borrowings, and subordinated debentures held by our subsidiary trust which issued the 9.50% preferred securities.

The average rate paid on interest-bearing savings and interest-bearing checking deposits increased 81 basis points to 1.83% for the three months June 30, 2006 compared to 1.02% for the three months ended June 30, 2005.  The average rate paid on time deposits increased 116 basis points to 4.06% during the second quarter of 2006 from 2.90% during the second quarter of 2005.  The average rate paid on interest-bearing savings and interest-bearing checking deposits increased 77 basis points to 1.73% for the six months ended June 30, 2006, compared to 0.96% for the six months ended June 30, 2005. The average rate paid on time deposits increased 107 basis points to 3.85% during the six months ended June 30, 2006 compared to 2.78% during the six months ended June 30, 2005.

The effective interest rate on the subordinated debentures was 9.75% for the three months ended June 30, 2006 and 2005 and 9.79% for the six months ending June 30, 2006 and 2005.  The difference between the contractual interest rate of 9.50% and the effective interest rate is the amortization of debt issuance costs, which are being amortized over a 30-year period ending August 10, 2031.  We have the right to redeem the subordinated debentures, in whole or in part, on or after August 10, 2006 at a redemption price specified in the Indentures plus any accrued but unpaid interest to the redemption date. In the event that we redeem all or part of the debentures, we would recognize the remaining unamortized cost of the offering and incur a charge. The unamortized debt issuance costs totaled $830,000 as of June 30, 2006.

Provision for Loan Losses

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market areas, and other factors related to the collectibility of our loan portfolio.  After considering the above factors, management recorded a provision for loan losses on loans totaling $157,000 for the three months ended June 30, 2006, and $267,000 for the three months ended June 30, 2005. The provision for loan losses for the six months ended June 30, 2006, was $432,000, compared to $412,000 for the six months ended June 30, 2005.

Non-Interest Income from Continuing Operations

The following table summarizes non-interest income from continuing operations for the three and six months ended June 30, 2006, compared to the same periods ended June 30, 2005.

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
	(In thousands)
Service charges	$904	$998	$1,751	$1,902
Trust fees	206	183	382	370
Brokerage service revenue	58	18	123	77
Gain on sales of mortgage loans	139	212	330	427
Gain (loss) on sales of investment securities	(90)	—	(90)	—
Mortgage servicing fees	52	63	105	128
Merchant processing fees	5	9	9	19
ATM and debit card fees	119	120	228	217
Bank owned life insurance income	214	208	430	416
Other	135	121	253	211
Total non-interest income	$1,742	$1,932	$3,521	$3,767

Non-interest income for the three months ended June 30, 2006, was approximately $1.7 million, a decrease of $200,000, from $1.9 million for the three months ended June 30, 2005.  Non-interest income for the six months ended June 30, 2006 was $3.5 million, a decrease of $300,000 from $3.8 million for the six months ended June 30, 2005.

Contributing to the decrease in non-interest income from continuing operations for the three and six months ended June 30, 2006 was a continued decrease in service charge income, a $90,000 loss on sales of investment securities as a result of repositioning the securities portfolio during the second quarter, and a continued decrease in gain on sales of mortgage loans.  We have experienced a steady decrease in gain on sales of mortgage loans as interest rate increases have been initiated by the Federal Reserve Bank, and this trend of reduced gains is expected to continue as long as interest rates remain relatively high.  Gain on sales of mortgage loans decreased $73,000, or 34.4%, during the quarter ended June 30, 2006 and $97,000, or 22.7%, during the six months ended June 30, 2006 compared to the same periods ended June 30, 2005.  The continued decrease in gain on sales of mortgage loans experienced thus far in 2006 is the result of the decrease in the volume of loans originated and sold compared to 2005.

Non-Interest Expense from Continuing Operations

The following table presents non-interest expense from continuing operations for the three and six months ended June 30, 2006, compared to the same periods ended June 30, 2005.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(In thousands)
Salaries and employee benefits	$3,161	$2,833	$6,236	$5,450
Occupancy and equipment	728	695	1,496	1,367
Data processing	713	722	1,398	1,411
Professional fees	476	320	850	655
Marketing	95	86	175	147
Supplies	85	82	186	161
Intangible asset amortization	148	157	295	313
Other	852	805	1,661	1,627
Total non-interest expenses	$6,258	$5,700	$12,297	$11,131

Total non-interest expense from continuing operations for the three months ended June 30, 2006 increased $558,000 from the same three months ended June 30, 2005 and increased $1.2 million compared to the same six months ended June 30, 2005.

Salaries and employee benefits expense increased approximately $328,000, or 11.6% for the three months ended June 30, 2006 compared to the same period ended June 30, 2005 and $786,000, or 14.4% for the six months ended June 30, 2006 compared to the same six months ended June 30, 2005.  The increases in salaries and employee benefits are a result of hiring additional personnel and increased compensation expense.  Professional fees increased approximately $156,000 and $195,000 for the three and six months ended June 30, 2006 as compared to the same periods in 2005.  The increase in professional fees is largely attributed to increased legal and consulting fees.

Income Tax Expense from Continuing Operations

We recorded income tax expense from continuing operations of $350,000 for the three months ended June 30, 2006, an increase of $58,000 compared to an income tax expense of $292,000 for the three months ended June 30, 2005.  Income tax expense for the six months ended June 30, 2006 was $639,000, an increase of $50,000 from $589,000 recorded for the six months ended June 30, 2005.

The effective tax rate from continuing operations for the three months ended June 30, 2006, was 26.9%, compared to 23.2% for the three months ended June 30, 2005.  The effective tax rate for the six months ended June 30, 2006, was 25.4%, compared to 23.1% for the six months ended June 30, 2005.   The effective tax rate is less than the statutory federal rate of 34.0% due primarily to municipal interest income and income from the investment in bank owned life insurance.  The increase in the effective tax rate was primarily attributable to tax-exempt income representing a smaller percentage of total income and an increase in incentive stock option compensation expense, which is non-deductible for income tax purposes, in 2006 compared to 2005.

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

The following table indicates that at June 30, 2006, if there had been a sudden and sustained increase in prevailing market interest rates, our 2006 interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

	Net interest	(Decrease)
Change in interest rates	income	increase	% change
	(Dollars in thousands)
200 basis point rise	$26,938	$1,685	6.67%
100 basis point rise	26,095	842	3.33%
Base rate scenario	25,253	—	—
100 basis point decline	24,119	(1,134)	(4.49)%
200 basis point decline	22,412	(2,841)	(11.25)%

Item 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities Exchange Commission’s rules and forms.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  The Board of Directors approved a stock repurchase program, announced October 14, 2004, authorizing the repurchase of up to 400,000 shares of our common stock.  During the three and six months ended June 30, 2006, there were 2,600 and 68,757 shares of our common stock repurchased under this program.  The maximum number of shares that may yet be purchased under the program at June 30, 2006 was 308,873.  The stock repurchase program does not have an expiration date.

(b)  On May 16, 2006, the Company entered into an agreement to repurchase 377,200 shares of our common stock from an independent third party for approximately $6.2 million.  The repurchase was completed on June 1, 2006.  This repurchase was funded with borrowings under the Company’s existing line of credit.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)              The annual meeting of Stockholders was held on June 20, 2006.

b)             The following individuals were elected as Directors for the term of three years each.

	Votes	Votes
Name	For	Withheld
Harold G. Sevy	3,504,558	163,515
Gregory D. Sigman	3,388,806	192,990
Kenneth L. Smith	3,312,523	256,517

The following directors continued in office after the annual meeting:

Robert L. Weatherbie

Michael L. Gibson

Jerry D. Wiesner

Keith B. Edquist

Dennis A. Kurtenbach

Carolyn S. Jacobs

c)              The shareholders ratified the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2006.  Shareholders voted on this proposal as follows:

Votes For	Votes Against	Voted Abstained
3,589,694	11,307	5,302

Item 6.    EXHIBITS

a)             Exhibits

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)

3.2	Amended Bylaws of Team Financial, Inc. (1)

4.1	Form of Indenture. (5)

4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1). (5)

4.3	Certificate of Trust. (5)

4.4	Trust Agreement. (5)

4.5	Form of Amended and Restated Trust Agreement. (5)

4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (5)

4.7	Form of Preferred Securities Guarantee Agreement. (5)

4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (5)

10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated December 30, 2005. (9)

10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 5, 2006. (9)

10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (5)

10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)

10.7-10.9	Exhibit numbers intentionally not used.

10.10	Entry into a Material Definitive Agreement dated May 16, 2006 among Team Financial, Inc. and McCaffree Financial Corporation. (11)

10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)

10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)

10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)

10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)

10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (7)

10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001 (1)

10.17	Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc. (2)

10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (3)

10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (3)

10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (3)

10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (3)

10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (3)

10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (3)

10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (3)

10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (3)

10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (3)

10.29	Employment Agreement between TeamBank N.A. and Carolyn S. Jacobs dated March 14, 2006. (9)

10.30	Stock Purchase Agreement dated February 7, 2005 between TeamBank N.A. and International Insurance Brokers, Ltd. L.L.C. (8)

11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (10)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350. (10)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350. (10)

(1)	Filed with Registration Statement on Form S-1 dated August 6, 2001, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.
(2)	Filed with the amended Form 8-K dated December 18, 2002 and incorporated herein by reference.
(3)	Filed with the annual report on Form 10-K for December 31, 2002, and incorporated herein by reference.
(4)	Filed with the quarterly report on form 10-Q for the period ended September 30, 2000 and incorporated herein by reference.
(5)	Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, (Registration Statement No. 333-64934) and incorporated herein by reference.
(6)	Filed with the annual report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(7)	Filed with the quarterly report on Form 10-Q for the period ended March 31, 2004, and incorporated herein by reference.
(8)	Filed with the annual report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(9)	Filed with the quarterly report on Form 10-Q for the period ended March 31, 2006, and incorporated herein by reference.
(10)	Filed herewith.
(11)	Filed with Form 8-K dated May 22, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 14, 2006	By:	/s/ Robert J. Weatherbie
Robert J. Weatherbie
Chairman and
Chief Executive Officer

Date:	August 14, 2006	By:	/s/ Michael L. Gibson
Michael L. Gibson
President of Investments and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)

3.2	Amended Bylaws of Team Financial, Inc. (1)

4.1	Form of Indenture. (5)

4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.1). (5)

4.3	Certificate of Trust. (5)

4.4	Trust Agreement. (5)

4.5	Form of Amended and Restated Trust Agreement. (5)

4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (5)

4.7	Form of Preferred Securities Guarantee Agreement. (5)

4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (5)

10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated December 30, 2005. (9)

10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 5, 2006. (9)

10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (5)

10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)

10.7-10.9	Exhibit numbers intentionally not used.

10.10	Entry into a Material Definitive Agreement dated May 16, 2006 among Team Financial, Inc. and McCaffree Financial Corporation. (11)

10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)

10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)

10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)

10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)

10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (7)

10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. date April 30, 2001 and amendment dated July 25, 2001 (1)

10.17	Acquisition Agreement and Plan of Merger dated December 18, 2002 among Team Financial, Inc. and The Quarles Agency, Inc. (2)

10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (3)

10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (3)

10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (3)

10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (3)

10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (3)

10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (3)

10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (3)

10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (3)

10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (3)

10.29	Employment Agreement between TeamBank N.A. and Carolyn S. Jacobs dated March 14, 2006. (9)

10.30	Stock Purchase Agreement dated February 7, 2005 between TeamBank N.A. and International Insurance Brokers, Ltd. L.L.C. (8)

11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (10)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350. (10)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350. (10)

(1)	Filed with Registration Statement on Form S-1 dated August 6, 2001, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.
(2)	Filed with the amended Form 8-K dated December 18, 2002 and incorporated herein by reference.
(3)	Filed with the annual report on Form 10-K for December 31, 2002, and incorporated herein by reference.
(4)	Filed with the quarterly report on form 10-Q for the period ended September 30, 2000 and incorporated herein by reference.
(5)	Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, (Registration Statement No. 333-64934) and incorporated herein by reference.
(6)	Filed with the annual report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(7)	Filed with the quarterly report on Form 10-Q for the period ended March 31, 2004, and incorporated herein by reference.
(8)	Filed with the annual report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(9)	Filed with the quarterly report on Form 10-Q for the period ended March 31, 2006, and incorporated herein by reference.
(10)	Filed herewith.
(11)	Filed with Form 8-K dated May 22, 2006 and incorporated herein by reference.