Form 10-Q
period 2006-09-30
TEAM FINANCIAL INC /KS
filed 2006-11-13
CIK 1082484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

There were 3,598,784 shares of the Registrant’s common stock, no par value, outstanding as of November 10, 2006.

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Financial Condition

(In Thousands)

	September 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$12,956	$14,592
Federal funds sold and interest bearing bank deposits	2,519	19,768
Cash and cash equivalents	15,475	34,360

Investment securities:
Available for sale, at fair value (amortized cost of $177,476 and $183,719 at September 30, 2006 and December 31, 2005, respectively)	175,093	181,758
Other non-marketable securities (amortized cost of $8,955 and $8,669 at September 30, 2006 and December 31, 2005, respectively)	8,955	8,651
Total investment securities	184,048	190,409

Loans receivable, net of unearned fees	468,562	420,181
Allowance for loan losses	(5,769)	(5,424)
Net loans receivable	462,793	414,757

Accrued interest receivable	5,583	4,607
Premises and equipment, net	16,489	16,359
Assets acquired through foreclosure	902	455
Goodwill	10,700	10,700
Intangible assets, net of accumulated amortization	2,792	3,223
Bank-owned life insurance policies	19,725	19,173
Other assets	1,774	2,486

Total assets	$720,281	$696,529

Liabilities and Stockholder’s Equity
Deposits:
Checking deposits	$168,269	$186,791
Savings deposits	30,382	31,944
Money market deposits	60,207	46,465
Certificates of deposit	272,649	242,678
Total deposits	531,507	507,878
Federal funds purchased and securities sold under agreements to repurchase	4,172	4,036
Federal Home Loan Bank advances	108,090	111,131
Notes payable	192	202
Subordinated debentures	22,681	16,005
Accrued expenses and other liabilities	5,657	3,928

Total liabilities	672,299	643,180

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 4,501,516 and 4,499,470 shares issued; 3,598,784 and 4,034,995 shares outstanding at September 30, 2006 and December 31, 2005, respectively	27,901	27,880
Capital surplus	588	417
Retained earnings	32,710	30,941
Treasury stock, 902,732 and 464,475 shares of common stock at cost at September 30, 2006, and December 31, 2005, respectively	(11,645)	(4,583)
Accumulated other comprehensive loss	(1,572)	(1,306)

Total stockholders’ equity	47,982	53,349

Total liabilities and stockholders’ equity	$720,281	$696,529

See accompanying notes to the unaudited consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(Dollars In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest Income:
Interest and fees on loans	$9,290	$7,136	$25,951	$20,141
Taxable investment securities	2,015	1,815	5,829	5,483
Nontaxable investment securities	256	310	796	889
Other	115	55	422	217

Total interest income	11,676	9,316	32,998	26,730

Interest Expense:
Deposits:
Checking deposits	460	301	1,399	788
Savings deposits	57	58	163	166
Money market deposits	417	157	994	444
Certificates of deposit	3,010	1,792	7,815	4,776
Federal funds purchased and securities sold under agreements to repurchase	36	51	124	107
FHLB advances payable	1,139	1,175	3,402	3,515
Notes payable and other borrowings	94	11	137	58
Subordinated debentures	411	388	1,188	1,165

Total interest expense	5,624	3,933	15,222	11,019

Net interest income before provision for loan losses	6,052	5,383	17,776	15,711

Provision for loan losses	131	263	563	675

Net interest income after provision for loan losses	5,921	5,120	17,213	15,036

Non-Interest Income:
Service charges	951	1,029	2,702	2,931
Trust fees	173	159	555	529
Gain on sales of mortgage loans	125	240	455	667
Loss on sales of investment securities	(74)	—	(164)	—
Bank-owned life insurance income	220	209	650	625
Other	372	356	1,090	1,008

Total non-interest income	1,767	1,993	5,288	5,760

Non-Interest Expenses:
Salaries and employee benefits	2,977	2,811	9,213	8,261
Occupancy and equipment	735	705	2,231	2,072
Data processing	737	726	2,135	2,137
Professional fees	250	346	1,100	1,001
Marketing	109	106	284	253
Supplies	63	98	249	259
Intangible asset amortization	141	151	436	464
Other	1,681	1,069	3,342	2,696

Total non-interest expenses	6,693	6,012	18,990	17,143

Income from continuing operations before income taxes	995	1,101	3,511	3,653

Income tax expense	211	220	850	809

Net income from continuing operations	$784	$881	$2,661	$2,844
Net loss from discontinued operations	—	—	—	(108)
Net income	$784	$881	$2,661	$2,736

Basic income per share from continuing operations	$0.22	$0.22	$0.70	$0.70
Diluted income per share from continuing operations	$0.21	$0.21	$0.68	$0.69
Basic loss per share from discontinued operations	$—	$—	$—	$(0.03)
Diluted loss per share from discontinued operations	$—	$—	$—	$(0.03)
Basic income per share	$0.22	$0.22	$0.70	$0.68
Diluted income per share	$0.21	$0.21	$0.68	$0.67
Shares applicable to basic income per share	3,594,401	4,040,595	3,821,758	4,039,068
Shares applicable to diluted income per share	3,692,392	4,101,431	3,912,655	4,095,474

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$784	$881	$2,661	$2,736
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $889 and $(286) for the three months ended September 30, 2006 and September 30, 2005, respectively; and net of tax $(4,152) and $(629) for the nine months ended September 30, 2006 and September 30, 2005, respectively	1,726	(557)	(374)	(1,220)
Reclassification adjustment for gains included in net income net of tax of $49 and $0 for the three months ended September 30, 2006 and September 30, 2005, respectively; and net of tax $108 and $0 for the nine months ended September 30, 2006 and September 30, 2005, respectively	49	—	108	—
Other comprehensive income (loss), net	1,775	(557)	(266)	(1,220)
Comprehensive income	$2,559	$324	$2,395	$1,516

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Changes In Stockholders’ Equity

Nine Months Ended September 30, 2006

(Dollars In Thousands, Except Per Share Amounts)

					Accumulated
					other	Total
	Common	Capital	Retained	Treasury	comprehensive	stockholders’
	stock	surplus	earnings	stock	loss	equity

BALANCE, December 31, 2005	$27,880	$417	$30,941	$(4,583)	$(1,306)	$53,349
Treasury stock purchased (444,657 shares)	—	—	—	(7,197)		(7,197)
Common stock issued in connection with compensation plans (2046 shares)	21	—	—	—	—	21
Issuance of Treasury Shares in connection with compensation plans (8,400 shares)	—	(47)	—	135	—	88
Increase in capital surplus in connection with compensation plans	—	218	—	—	—	218
Net income	—	—	2,661	—	—	2,661
Dividends ($0.24 per share)	—	—	(892)	—	—	(892)
Other comprehensive (loss) net of $(4,152) in taxes	—	—	—	—	(266)	(266)
BALANCE, September 30, 2006	$27,901	$588	$32,710	$(11,645)	$(1,572)	$47,982

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements Of Cash Flows

(Dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,661	$2,736
Net loss from discontinued operations	—	108
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	563	675
Depreciation and amortization	1,607	1,869
Stock-based compensation expense	218	129
Increase in bank owned life insurance	(552)	(534)
Net loss on sales of investment securities	164	—
Stock Dividends	(286)	(233)
Net gain on sales of mortgage loans	(455)	(667)
Net loss/gain on sales of assets	14	(57)
Proceeds from sale of mortgage loans	29,863	38,652
Origination of mortgage loans for sale	(28,902)	(38,126)
Net increase in other assets	73	(20)
Net increase in accrued expenses and other liabilities	1,902	788
Net cash provided by operating activities	6,870	5,320

Net cash flows of discontinued operations	—	6,892

Net cash provided by operating activities	6,870	12,212

Cash flows from investing activities:
Net increase in loans	(49,709)	(38,072)
Proceeds from sale of investment securities	10,809	—
Proceeds from maturities and principal reductions of investment securities	20,133	31,551
Purchases of investment securities	(25,149)	(34,762)
Purchase of premises and equipment, net	(1,079)	(1,626)
Proceeds from sales of assets	66	273

Net cash used in investing activities	(44,929)	(42,636)

Cash flows from financing activities:
Net increase in deposits	23,629	17,205
Net increase in federal funds purchased and securities sold under agreements to repurchase	136	7,267
Payments on Federal Home Loan Bank advances	(41)	(2,670)
Proceeds from Federal Home Loan Bank advances	(3,000)	10
Payments on notes payable	(10,480)	(8,006)
Proceeds from notes payable	10,470	4,662
Proceeds from company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures, net	6,475	—
Common stock issued	21	31
Purchase of treasury stock	(7,197)	(31)
Issuance of treasury stock	88	30
Dividends paid on common stock	(927)	(970)

Net cash provided by financing activities	19,174	17,528

Net change in cash and cash equivalents	(18,885)	(12,896)

Cash and cash equivalents at beginning of the period	34,360	34,741

Cash and cash equivalents at end of the period	$15,475	$21,845

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$15,231	$10,461
Income taxes	720	569

Noncash activities related to operations:
Assets acquired through foreclosure	$593	$487
Loans to facilitate the sale of real estate acquired through foreclosure	131	336

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Three and nine month periods ended September 30, 2006 and 2005

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

The interim consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries, Team Financial Acquisition Subsidiary, Inc., including TeamBank, N.A. and its subsidiaries, and Post Bancorp and its subsidiary, Colorado National Bank.   All material inter-company transactions, profits, and balances are eliminated in consolidation.  The consolidated financial statements do not include the accounts of our wholly owned statutory trust, Team Financial Capital Trust II (the “Trust”).  The Trust qualifies as a special purpose entity that is not required to be consolidated in the financial statements of Team Financial, Inc.  The Trust Preferred Securities issued by the Trust are included in Tier I capital for regulatory capital purposes.

The December 31, 2005 statement of financial condition has been derived from the audited consolidated financial statements as of that date.  Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.  The results of the interim periods ended September 30, 2006 are not necessarily indicative of the results that may occur for the year ending December 31, 2006.

(2)           Recent Accounting Pronouncements

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payments, (“SFAS 123(R)”). This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share based payments with employees except for equity instruments held by employee share ownership plans. SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees,(“APB 25”) and became effective as of the beginning of 2006. Prior to fiscal year 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB 25, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. More information regarding the adoption of SFAS 123(R) is set forth in footnote 4.

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

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.  This statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable.  For each class of separately recognized servicing assets and servicing liabilities, this Statement permits the Company to choose either to report servicing assets and liabilities at fair value or at amortized cost.  This Statement also requires separate presentation in the financial statements, supplemented by additional disclosures.  The Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006, and the Company will adopt this Statement as of January 1, 2007.  The Company does not expect that this Statement will have a material impact on its financial position, results of operations and  liquidity.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 Accounting for Income Taxes.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of a tax position in accordance with this interpretation is a two-step process.  The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The interpretation is effective for fiscal years beginning after December 15, 2006, and the Company will begin applying the guidance in January, 2007.  The Company is currently evaluating the impact of adopting this interpretation on its financial position, results of operations, and liquidity.

In September 2006, the FASB issued Statement No. 158, Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).  This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position.  This Statement requires recognition of changes in funded status in the year in which the changes occur as an adjustment to accumulated other comprehensive income in shareholders’ equity, net of tax.  As an issuer of publicly traded securities, the Company is required to initially recognize the funded status of defined benefit postretirement plans and provide the related disclosures as of fiscal year ending December 31, 2006, and pursuant to the Statement, the Company will adopt prospective application.  The effects of applying this Statement could have a material impact to the Company’s financial statements.   The Company is currently evaluating the impact of adopting this statement on its financial position, results of operations, and liquidity.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Prior year misstatements must be considered in quantifying misstatements in current year financial statements and if the effect of those misstatements is material to the current year, the prior year financial statements must be corrected even though such revision previously was and continues to be immaterial to the prior year financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It does not require any new fair value measurements. For calendar year companies, the Statement is effective beginning January 1, 2008. The Company does not expect that adoption of the Statement will have a material effect on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, was ratified. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, the Issue is effective beginning January 1, 2008. Early adoption is permitted as of January 1, 2007. The Company does not expect the adoption of the Issue to have a material effect on the Company’s consolidated financial statements.

(3)           Discontinued Operations

On February 25, 2005, we completed the sale of Team Insurance Group, Inc., our insurance agency subsidiary. This subsidiary was operated as a subsidiary of TeamBank, N.A. from December of 2002 until December, 2004 and offered employee benefit insurance and property and casualty insurance to businesses and individuals. We sold all the issued and outstanding shares of the subsidiary to an unaffiliated third party for total cash consideration of $6.8 million after adjustments. Our investment in this subsidiary as of February 25, 2005 was approximately $7.0 million. As a result of the sale, the operations related to this subsidiary have been reclassified in discontinued operations. A loss on the sale of the subsidiary of approximately $164,000 was recorded in the second quarter of 2005 upon finalization of the selling price. Pursuant to the terms of the agreement, the buyer could present any breach of warranty or representations claims up to 18 months after the close of the transaction.  On July 25, 2006, we received a claim from the buyer against the warranties and representations of the sale; however, we do not believe that any of the claims presented are legitimate, and we intend to dispute all claims.  Any loss potential is currently considered to be neither probable nor estimatable.

(4)           Stock Based Compensation and Income Per Share

The Company’s 1999 Stock Incentive Plan provides for the following stock and stock-based awards: restricted stock, stock options, stock appreciation rights and performance shares.  As of September 30, 2006, up to 71,500 shares of our common stock were available to be issued under the plan. All employees, directors and consultants are eligible to participate in the plan. The Company generally grants stock options with either a one-year cliff vesting schedule and a ten year expiration from the date of grant, or with a three-year potential vesting schedule and a ten year expiration from the date of grant, with vesting at the discretion of the Executive Compensation Committee of the Board of Directors, which administers the plan.  Prior to 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB

25, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation.

The following table illustrates what the Company’s share-based compensation expense and earnings per share would have been for the three and nine months ended September 30, 2005 (in thousands, except per share data) had the fair value method been used to account for stock-based compensation last year in accordance with SFAS 123(R):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
	(Dollars in thousands, except per share data)

Net income:
As reported	$ 881	$ 2,736
Stock-based compensation expense included in reported net income, net of tax	33	60
Compensation expense determined under fair value, net of tax	(54)	(123)
Pro forma	$ 860	$ 2,673
Basic earnings per share:
As reported	$ 0.22	$ 0.68
Pro forma	0.21	0.66
Diluted earnings per share:
As reported	$ 0.21	$ 0.67
Pro forma	0.21	0.65

Beginning in 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, (“SFAS No. 123(R)”). This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share based payments with employees except for equity instruments held by employee share ownership plans. The Company elected to adopt SFAS No. 123(R) using the modified prospective transition method and, accordingly, previously reported amounts have not been restated for the change in accounting.  During the three and nine months ended September 30, 2006, the Company recognized share-based compensation expense of approximately $89,000 and $218,000, respectively.

Stock compensation expense for options granted during the nine months ended September 30, 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	One-year options	Three-year options
Expected life in years	5	8
Expected volatility	19.32%	18.47%
Risk-free interest rate	4.59%	4.59%
Annual rate of quarterly dividends	2.19%	2.21%

The following table summarizes option activity for the nine months ended September 30, 2006:

		Weighted	Weighted average	Aggregate
	Number of	average exercise	remaining contractual	Intrinsic
	options	price per share	life in years	Value
Outstanding at December 31, 2005	304,850	$ 10.08
Granted	47,000	14.45
Exercised	8,400	10.54
Expired or forfeited	2,000	14.30
Outstanding at September 30, 2006	341,450	10.64	6.3	$ 5.36
Exercisable at September 30, 2006	241,850	9.32	5.2	6.68

A summary of the Company’s nonvested options as of September 30, 2006 and changes during the nine months ended are presented below:

		Weighted
	Number of	average grant
	shares	date fair value
Nonvested at December 31, 2005	54,600	$ 3.25
Granted	47,000	2.90
Expired or forfeited	2,000	2.88
Nonvested at September 30, 2006	99,600	3.09

On September 30, 2006, there was approximately $167,000 of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Company expects to recognize over a weighted-average period of 1.2 years.  Due to the discretionary nature of the three-year options, these options are repriced each quarter, resulting in the difference between the weighted average grant date fair value and the currently estimated unrecognized compensation cost.

(5)           Stock Repurchase Program

There were 700 shares of common stock repurchased during the quarter ended September 30, 2006 at an average price of $12.90 per share under a stock repurchase program authorized by the Board of Directors that allows the repurchase of up to 400,000 shares.  At September 30, 2006, there were 307,673 shares of our common stock remaining to be repurchased.

(6)           Dividends Declared

On August 22, 2006, we declared a quarterly cash dividend of $0.08 per share to all common shareholders of record on September 30, 2006, payable on October 20, 2006.  During the nine months ended September 30, 2006, total cash dividends of $.24 per share were declared.

(7)           Investment Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities at September 30, 2006 and December 31, 2005.

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Debt securities:
U.S. agency securities	$ 55,554	$ 53	$ (911)	$ 54,696
Mortgage-backed securities	86,832	256	(1,778)	85,310
Non-taxable municipal securities	27,649	249	(229)	27,669
Taxable municipal securities	790	18	—	808
Other debt securities	6,553	16	(119)	6,450
Total debt securities	177,378	592	(3,037)	174,933
Equity securities	9,053	63	(1)	9,115
Total available for sale securities	$ 186,431	$ 655	$ (3,038)	$ 184,048

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Debt securities:
U.S. agency securities	$ 61,062	$ 32	$ (1,108)	$ 59,986
Mortgage-backed securities	86,535	404	(1,517)	85,422
Non-taxable municipal securities	28,629	400	(168)	28,861
Taxable municipal securities	830	42	—	872
Other debt securities	6,555	40	(152)	6,443
Total debt securities	183,611	918	(2,945)	181,584
Equity securities	8,777	52	(4)	8,825
Total available for sale securities	$ 192,388	$ 970	$ (2,949)	$ 190,409

Management does not believe that any of the securities with unrealized losses at September 30, 2006 are other than temporarily impaired.

(8)           Trust Preferred Securities

On August 18, 2006, the Company chose to redeem all of the Team Financial Capital Trust I 9.50% Subordinated Debentures, due August 10, 2031 (the “Securities”) at a redemption price equal to 100% of the principal amount of the Securities, or $16.0 million, plus interest accrued and unpaid through September 17, 2006.  As a result of the redemption of the debentures, the Company incurred a pretax charge, recorded as other non-interest expense to earnings of approximately $824,000 on the redemption date of the debentures.  This charge was the unamortized portion of the offering cost that was being amortized over the original life of the debentures.

To fund the redemption of the Securities, the Company replaced the called debentures with a pooled trust preferred security of $22.0 million at a variable rate of 1.65% above the 90-day LIBOR.  The new trust preferred security has a 30-year term and a callable option 5 years after the issuance date and did not have a placement or annual trustee fee associated with it.  The Company expects to save approximately $338,000 annually based on the current reduction in interest rates.

(9)           Notes payable and Other Borrowings

During the third quarter of 2006, the Company paid off $6.0 million of corporate debt using part of the pooled trust preferred security that was issued.  The Company also renegotiated the terms of line of credit during the third quarter of 2006.  The new terms include a $6 million line of credit with interest floating at 2.00% over the 90-day LIBOR.  Annual interest of .1875% is payable on the unused line of credit amount.

(10)         Commitments and Contingencies

Commitments to extend credit to our customers with unused approved lines of credit were approximately $87.2 million at September 30, 2006.  Additionally, the contractual amount of standby letters of credit at September 30, 2006 was approximately $7.9 million.  These commitments involve credit risk in excess of the loan amounts recorded in the consolidated balance sheets.  Exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments.

(11)         Legal Proceedings

During the third quarter of 2005, a summary judgment was entered against the Company and its subsidiaries by a Nebraska district court in pending litigation regarding a contract provision in the Company’s 1999 acquisition of Ft. Calhoun State Bank, now operated as part of TeamBank, N.A.  Although this judgment is currently on appeal, it did result in a charge to other non-interest expense in the amount of $214,000 in the third quarter of 2005.  We do not anticipate that any interest that may be accrued on this amount until the appeal is settled will be material to our financial position or operating results.  The Company does not believe that any other pending litigation to which we are a party will have a material adverse effect on our liquidity, financial condition, or results of operations.

Item 2:             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Team Financial, Inc. is a financial holding company incorporated in the State of Kansas.  Our common stock is listed on the Nasdaq Global Market (“NASDAQ”) under the symbol “TFIN”.

We offer full service community banking and financial services through 18 locations in Kansas, Missouri, Nebraska and Colorado through our wholly owned banking subsidiaries, TeamBank N.A and Colorado National Bank. Our presence in Kansas consists of seven locations in the Kansas City metropolitan area and three locations in southeast Kansas. We operate two locations in western Missouri, three in the metropolitan area of Omaha, Nebraska and three in the Colorado Springs, Colorado metropolitan area.  Another location in the Colorado Springs, Colorado metropolitan area is currently under construction, and is scheduled to open during the first quarter of 2007.

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

The following table presents selected financial data for the three and nine months ended September 30, 2006 and September 30, 2005 (dollars in thousands, except per share data):

	As of and For		As of and For
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Net income from continuing operations	$ 784	$ 881	$ 2,661	$ 2,844
Net loss from discontinued operations	—	—	—	(108)
Net income	784	881	2,661	2,736
Basic income per share from continuing operations	$ 0.22	$ 0.22	$ 0.70	$ 0.70
Diluted income per share from continuing operations	$ 0.21	$ 0.21	$ 0.68	$ 0.69
Return on average assets	0.43%	0.52%	0.50%	0.55%
Return on average equity	6.61%	6.52%	7.10%	6.88%
Average equity to average assets	6.53%	7.96%	7.04%	7.95%
Efficiency Ratio	85.60%	81.51%	82.34%	79.84%

On February 25, 2005, we completed the sale of Team Insurance Group, Inc., our insurance agency subsidiary. This subsidiary was operated as a subsidiary of TeamBank, N.A. from December of 2002 until December, 2004 and offered employee benefit insurance and property and casualty insurance to businesses and individuals. We sold all the issued and outstanding shares of the subsidiary to an unaffiliated third party for total cash consideration of $6.8 million after adjustments. Our investment in this subsidiary as of February 25, 2005 was approximately $7.0 million. As a result of the sale, the operations related to this subsidiary have been reclassified in discontinued operations. A loss on the sale of the subsidiary of approximately $164,000 was recorded in the second quarter of 2005 upon finalization of the selling price. Pursuant to the terms of the agreement, the buyer could present any breach of warranty or representations claims up to 18 months after the close of the transaction.  On July 25, 2006, we received a claim by the buyer against the warranties and representations of the sale.  Although we have continued discussions with the buyer regarding its claims, no litigation has been filed and we have not changed our assessment.  We do not believe any of the claims presented are legitimate and we intend to dispute all of them.  Any loss potential is currently considered to be neither probable nor estimatable.

FINANCIAL CONDITION

Total assets at September 30, 2006, were $720.3 million compared to $696.5 million at December 31, 2005, an increase of $23.8 million.  The increase was due primarily to the increase in loans receivable, which increased $48.4 million to $468.6 million at September 30, 2006, from $420.2 million at December 31, 2005.  The increase in loans receivable was funded with excess cash, which decreased $18.9 million to $15.5 million at September 30, 2006 from $34.4 million at December 31, 2005, and an increase in deposits, which increased $23.6 million to $531.5 million at September 30, 2006 from $507.9 million at December 31, 2005.

Investment Securities

Total investment securities were $184.0 million at September 30, 2006, compared to $190.4 million at December 31, 2005, a decrease of $6.4 million, or 3.4%.  This decrease was primarily due managements’ decision not to reinvest maturing investments in the securities markets in order to help fund loan growth.   Management does not believe that any of the securities with unrealized losses at September 30, 2006 are other than temporarily impaired.

Loans Receivable

Loans receivable increased $48.4 million, or 11.5%, to $468.6 million at September 30, 2006, compared to $420.2 million at December 31, 2005.  This increase was primarily due to continued increases in construction and land development loans.

The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

	September 30, 2006		December 31, 2005
	Principal	Percent of	Principal	Percent of
	Balance	Total	Balance	Total
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$ 84,246	18.0%	$ 86,880	20.7%
Construction and land development	126,760	27.0	80,918	19.3
Nonfarm/nonresidential	143,433	30.6	136,318	32.4
Farmland	28,948	6.2	32,135	7.6
Multifamily	4,604	1.0	4,603	1.1
Commerical and industrial	54,261	11.6	55,128	13.1
Agricultural	8,349	1.8	7,952	1.9
Installment loans	11,178	2.4	11,843	2.8
Obligations of state and political subdivisions	4,810	1.0	4,131	1.0
Other	2,915	0.6	1,202	0.3
Gross loans	469,504	100.2	421,110	100.2
Less unearned fees	(942)	(0.2)	(929)	(0.2)
Total loans receivable	$ 468,562	100.0%	$ 420,181	100.0%

Included in one-to-four family real estate loans were loans held for sale of approximately $1.2 million at September 30, 2006 and $1.8 million at December 31, 2005.

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

The following table summarizes non-performing assets:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Non-performing assets:
Non-accrual loans	$ 4,515	$ 2,343
Loans 90 days past due and still accruing	3,027	1,184
Restructured loans	1,021	1,055
Non-performing loans	8,563	4,582
Other real estate owned	902	455
Total non-performing assets	$ 9,465	$ 5,037
Non-performing loans as a percentage of total loans	1.83%	1.09%
Non-performing assets as a percentage of total assets	1.31%	0.72%

Non-performing assets totaled approximately $9.5 million at September 30, 2006, compared to $5.0 million at December 31, 2005, representing an increase of $4.5 million, or 90.0%.  The increase in non-performing assets was primarily a result of an increase in non-accrual loans of approximately $2.2 million and an increase in loans 90 days past due and still accruing interest of approximately $1.8 million.  The Company believes these loans are well secured...

Non-performing loans of approximately $8.6 million at September 30, 2006 were comprised of several non-accrual loans. The largest relationships in non-accrual at September 30, 2006 were $1.8 million to a diversified commercial loan customer and $574,000 to a fence manufacturing company.  The largest relationship included in non-accrual at December 31, 2005 was the $540,000 to the fence manufacturing company.  Restructured loans at September 30, 2006 and December 31, 2005 included several relationships; the largest was an agricultural loan restructured through Farm Service Agency of approximately $391,000 at September 30, 2006 and $500,000 at December 31, 2005.

Other real estate owned has increased approximately $447,000, or 98.2%, compared to December 31, 2005.  Other real estate owned of approximately $902,000 at September 30, 2006 consisted of ten properties.   The properties consisted of five commercial properties totaling $500,000, four single family dwellings totaling $342,000, and a parcel of land totaling $60,000. These properties are all located within our market areas and management is working to sell the real estate as soon as practical.

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

The following table summarizes the allowance for loan losses:

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Allowance at beginning of period	$ 5,424	$ 4,898
Provision for estimated loan losses	563	675
Loans charged off	(387)	(526)
Recoveries	169	343
Allowance at end of period	$ 5,769	$ 5,390

Annualized net charge-offs as a percent of total loans	0.06%	0.06%
Allowance as a percent of total loans	1.23%	1.29%
Allowance as a pecent of non-performing loans	67.37%	152.56%

The allowance for loan losses as a percent of non-performing loans decreased to 67.37% at September 30, 2006, compared to 152.56% at September 30, 2005 due to an increase in non-accrual loans at September 30, 2006 compared to September 30, 2005.   Non-accrual loans at September 30, 2006 were approximately $4.5 million compared to approximately $1.9 million at September 30, 2005, an increase of approximately $2.6 million.  The increase in non-accrual loans was primarily due to a group of diversified commercial loans to one borrower totaling $1.8 million that were categorized as non-accrual during the second quarter of 2006, and remained on non-accrual at September 30, 2006.  These loans are well secured, and therefore, additional provisions to the reserves were not deemed necessary.

Deposits

Total deposits increased approximately $23.6 million to $531.5 million at September 30, 2006 from $507.9 million at December 31, 2005. This increase was primarily a result of an increase in certificates of deposits as a result of branch promotional campaigns and an increase in public funds, offset by a decrease in checking deposits.

Principal maturities of time deposits at September 30, 2006 were as follows:

(Dollars in thousands)
Year ending December 31:
2006	$ 58,873
2007	164,033
2008	40,962
2009	5,502
2010	2,335
Thereafter	944
Total	$ 272,649

Notes Payable

During the third quarter of 2006, the Company paid off $6.0 million of corporate debt using part of the pooled trust preferred security that was issued.  The Company also renegotiated the terms of line of credit during the third quarter of 2006.  The new terms include a $6 million line of credit with interest floating at 2.00% over the 90-day LIBOR.  Annual interest of 0.1875% is payable on the unused line of credit amount.

Subordinated Debentures

On August 18, 2006 the Company chose to redeem all of the Team Financial Capital Trust I 9.50% Subordinated Debentures, due August 10, 2031 (the “Securities”) at a redemption price equal to 100% of the principal amount of the Securities, or $16.0 million, plus interest accrued and unpaid through September 17, 2006.  As a result of the redemption of the debentures, the Company incurred a pretax charge to earnings of approximately $824,000 on the redemption date of the debentures.  This charge was the unamortized portion of the offering cost that was being amortized over the original life of the debentures.

To fund the redemption of the Securities, the Company replaced the called debentures with a pooled trust preferred security of $22.0 million at a variable rate of 1.65% above the 90-day LIBOR.  The new trust preferred security has a 30-year term and a callable option five years after the issuance date and did not have a placement or annual trustee fee associated with it.  The Company expects to save approximately $338,000 annually based on the current reduction in interest rates.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations in the ordinary course of business that are integral to our operations.  The following table summarizes payments due per these contractual obligations for the time periods shown:

	Payments Due By
	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	Thereafter	Total
	(In thousands)
Time Deposits	$ 58,873	$ 164,033	$ 40,962	$ 5,502	$ 2,335	$ 945	$ 272,650
Repurchase Agreements	4,172	0	0	0	0	0	4,172
Subordinated debentures, FHLB advances and notes payable	192	27,000	0	5,000	5,000	93,771	130,963
Operating lease obligations	21	85	0	0	0	0	106
Loan commitments	13,028	54,711	5,930	1,679	1,439	10,455	87,242
Data processing contracts	139	577	100	0	0	0	816
Total	$ 76,425	$ 246,406	$ 46,992	$ 12,181	$ 8,774	$ 105,171	$ 495,949

Included in subordinated debentures, FHLB advances and notes payable in the above table is subordinated debt of $22.7 million.  The debentures mature on September 18, 2036; however, we may redeem all or part of the debentures at any time on or after September 18, 2011.  These debentures are included in the “Thereafter” maturity category based on the date of earliest redemption.

Regulatory Capital

We are subject to regulatory capital requirements administered by the Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.  Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions.  As of September 30, 2006 and December 31, 2005, we met all applicable capital adequacy requirements.  Regulatory capital ratios at September 30, 2006, were as follows:

Ratio	Actual	Minimum Required
Total capital to risk weighted assets	10.24%	8.00%
Core capital to risk weighted assets	9.23%	4.00%
Core capital to average assets	7.64%	4.00%

Liquidity

Our liquidity is continuously forecasted and managed in order to satisfy cash flow requirements of depositors and borrowers and to meet other operating cash flow needs.  We have developed internal and external sources of liquidity to meet our liquidity needs.  These sources include, but are not limited to, the ability to raise deposits through branch promotional campaigns, the purchase of brokered certificates of deposits, overnight funds, short term investment securities classified as available-for-sale and draws on credit facilities established through the Federal Home Loan Bank of Topeka.

Our most liquid assets are cash and cash equivalents and investment securities available-for-sale.  The levels of these assets are dependent on operating, financing, lending and investing activities during any given period.  At September 30, 2006, these assets, approximating $190.6 million, consisted of $15.5 million in cash and cash equivalents, and $175.1 million in investment securities available-for-sale.  Approximately $156.4 million of these investment securities were pledged as collateral for borrowings, repurchase agreements and for public funds on deposit at September 30, 2006.

At September 30, 2006, we had approximately $23.8 million borrowing capacity remaining under existing agreements with the Federal Home Loan Bank of Topeka, and approximately $6.0 million borrowing capacity under our corporate line of credit.

RESULTS OF CONTINUING OPERATIONS

Net income for the three months ended September 30, 2006 was $784,000, or $.22 basic and $.21 diluted income per share, a decrease of 11.0%, compared to $ 881,000, or $.22 basic and $.21 diluted income per share for the three months ended September 30, 2005.  Net income for the nine months ended September 30, 2006 was $2,661,000, or $.70 basic and $.68 diluted income per share, compared to $2,736,000, or $.68 basic and $.67 diluted income per share for the nine months ended September 30, 2005, a decrease of 2.7%.

In September 2006, the Company restructured its trust preferred securities by redeeming $15.5 million fixed-rate trust preferred securities and reissuing $22 million of trust preferred securities at a variable interest rate in order to lower the effective interest rate.  In doing so, the Company incurred a pre-tax charge of $824,000, which was the unamortized portion of the offering cost of the trust preferred securities that were issued in 2001.  The Company expects to save approximately $338,000 annually based on the current reduction in interest rate on the new trust preferred securities.

The Company also restructured $6.5 million of its investment portfolio during the third quarter, extending the average life of those investments to 8.1 years and increasing the yield on the restructured securities 1.6%, or approximately $104,000 annually.  A charge of approximately $74,000 was incurred as a loss on investment securities as a result of the restructuring; however, the Company expects to recoup this loss in approximately six months.

The charges incurred for the restructuring of the trust preferred securities and the investment portfolio had approximately $0.16 basic and diluted earnings per share effect after taxes for the quarter.  Excluding these two restructurings, earnings per share would have been $0.38 basic and $0.37 diluted income per share for the three months ended September 30, 2006 and $0.85 basic and $0.83 diluted earnings per share for the nine months ended September 30, 2006

Net Interest Income

Net interest income before provision for loan losses for the three months ended September 30, 2006 totaled $6.1 million compared to $5.4 million for the same period in 2005, an increase of $0.7 million, or 12.9%.  Net interest income before provision for loan losses for the nine months ended September 30, 2006 totaled $17.8 million compared to $15.7 million for the same period in 2005, an increase of $2.1 million, or 13.4%.

Net interest margin, adjusted for the tax effect of tax exempt securities, as a percent of average earning assets, was 3.78% for the three months ended September 30, 2006, compared to 3.63% for the three months ended September 30, 2005.  Tax equivalent net interest margin as a percent of average earning assets was 3.78% for the nine months ended September 30, 2006, and 3.61% for the nine months ended September 30, 2005.  The average rate of interest-earning assets increased 100 basis points for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005.  The average rate of interest earning assets increased 87 basis points for the nine months ended September 30, 2006 compared to the same period in 2005.  The average cost of interest-bearing liabilities increased 88 and 78 basis points for the respective three and nine months ended September 30, 2006, compared to the same periods in 2005.    The result was an increase in net interest income of $0.7 million and $2.0 million, including the tax equivalent impact on tax exempt securities, for the three and nine months ended September 30, 2006 compared to the same periods in 2005.

The following tables present certain information relating to net interest income for the three and nine months ended September 30, 2006 and 2005.  The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown.

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3)	$459,816	$9,290	8.02%	$409,147	$7,136	6.92%
Investment securities-taxable	155,743	2,015	5.13%	165,563	1,815	4.35%
Investment securities-nontaxable (4)	28,366	451	6.31%	30,390	518	6.76%
Interest-bearing deposits	10,860	103	3.76%	5,215	44	3.35%
Other assets	538	12	8.85%	480	11	9.09%
Total interest earning assets	$655,323	$11,871	7.19%	$610,795	$9,524	6.19%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$184,048	$934	2.01%	$176,269	$516	1.16%
Time deposits	273,948	3,010	4.36%	230,861	1,792	3.08%
Federal funds purchased and securities sold under agreements to repurchase	3,789	36	3.77%	6,991	51	2.89%
Federal Home Loan Bank advances and other borrowings	113,339	1,233	4.32%	111,556	1,186	4.22%
Subordinated debentures	17,935	411	9.09%	16,005	388	9.62%
Total interest bearing liabilities	$593,059	$5,624	3.76%	$541,682	$3,933	2.88%
Net interest income (tax equivalent)		$6,247			$5,591
Interest rate spread			3.43%			3.31%
Net interest earning assets	$62,264			$69,113
Net interest margin (4)			3.78%			3.63%
Ratio of average interest bearing liabilities to average interest earning assets	90.50%			88.68%

(1)   Loans are net of deferred loan fees.

(2)   Non-accruing loans are included in the computation of average balances.

(3)   The Company includes loan fees in interest income.  These fees for the three months ended September 30, 2006 and 2005 were $314,000 and $308,000, respectively.

(4)   Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended September 30, 2006 and 2005 were $195,000 and $208,000, respectively.

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2) (3)	$450,260	$25,951	7.71%	$398,431	$20,141	6.76%
Investment securities-taxable	157,173	5,829	4.96%	165,885	5,483	4.42%
Investment securities-nontaxable (4)	28,434	1,364	6.41%	30,365	1,498	6.60%
Interest-bearing deposits	11,759	387	4.40%	9,102	183	2.69%
Other assets	500	35	9.36%	480	34	9.47%
Total interest-earning assets	$648,126	$33,566	6.92%	$604,263	$27,339	6.05%

Interest-bearing liabilities:
Savings deposits and interest-bearing checking	$187,470	$2,556	1.82%	$182,954	$1,398	1.02%
Time deposits	259,188	7,815	4.03%	221,515	4,776	2.88%
Federal funds purchased and securities sold under agreements to repurchase	4,509	124	3.68%	5,781	107	2.48%
Federal Home Loan Bank advances and other borrowings	111,765	3,539	4.23%	113,037	3,573	4.23%
Subordinated debentures	16,655	1,188	9.54%	16,005	1,165	9.73%
Total interest-bearing liabilities	$579,587	$15,222	3.51%	$539,292	$11,019	2.73%
Net interest income (tax equivalent)		$18,344			$16,320
Interest rate spread			3.41%			3.32%
Net interest-earning assets	$68,539			$64,971
Net interest margin (4)			3.78%			3.61%
Ratio of average interest-bearing liabilities to average interest-earning assets	89.43%			89.25%

(1)   Loans are net of deferred loan fees.

(2)   Non-accruing loans are included in the computation of average balances.

(3)   The Company includes loan fees in interest income.  These fees for the nine months ended September 30, 2006 and 2005 were $1,037,000 and $910,000, respectively.

(4)   Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the nine months ended September 30, 2006 and 2005 were $568,000 and $609,000, respectively.

The following table presents the components of changes in net interest income, on a tax equivalent basis, attributed to volume and rate.  Changes in interest income and interest expense attributable to volume changes are calculated by multiplying the change in volume by the average interest rate during the prior year’s respective three or nine months periods.  The changes in interest income and interest expense attributable to change in interest rates are calculated by multiplying the change in interest rate by the average volume during the prior year’s respective three or nine months periods.  The changes in interest income and interest expense attributable to the combined impact of changes in volume and change in interest rate are calculated by multiplying the change in rate by the change in volume.

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Compared To			Compared To
	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans receivable, net (1) (2) (3)	$884	$1,270	$2,154	$2,620	$3,190	$5,810
Investment securities-taxable	(108)	308	200	(288)	634	346
Investment securities-nontaxable (4)	(35)	(32)	(67)	(95)	(39)	(134)
Interest-bearing deposits	48	11	59	53	151	204
Other assets	1	—	1	1	—	1
Total interest income	$790	$1,557	2,347	$2,291	$3,936	6,227

Interest expense:
Savings deposits and interest bearing checking	$23	$395	$418	$35	$1,123	$1,158
Time deposits	334	884	1,218	812	2,227	3,039
Federal funds purchased and securities sold under agreements to repurchase	(23)	8	(15)	(24)	41	17
Federal Home Loan Bank advances and Other borrowings	19	28	47	(41)	7	(34)
Subordinated debentures	47	(24)	23	47	(24)	23
Total interest expense	400	1,291	1,691	829	$3,374	4,203
Net change in net interest income	$390	$266	$656	$1,462	$562	$2,024

(1)   Loans are net of deferred loan fees.

(2)   Non-accruing loans are included in the computation of average balances.

(3)   The Company includes loan fees in interest income.  These fees for the three months ended September 30, 2006 and 2005 were $314,000 and $308,000, and for the nine months ended September 30, 2006 and 2005 were $1,037,000 and $910,000.

(4)   Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended September 30, 2006 and 2005 were $195,000 and $208,000, and  for the nine months ended September 30, 2006 and 2005 were $568,000 and $609,000.

Interest-earning assets of continuing operations

The average rate on interest-earning assets was 7.19% for the three months ended September 30, 2006, representing an increase of 100 basis points from 6.19% for the same three months ended 2005.  The average rate on interest-earning assets was 6.92% for the nine months ended September 30, 2006 compared to 6.05% for the same nine months of 2005, an increase of 87 basis points.  Interest-earning assets are comprised of loans receivable, investment securities, interest-bearing deposits and an investment in a non-consolidated wholly owned subsidiary that was formed for the purpose of issuing Trust Preferred Securities.

The average rate on loans receivable increased 110 basis points to 8.02% for the three months ended September 30, 2006, compared to 6.92% for the three months ended September 30, 2005.  The average rate on loans receivable increased 95 basis points to 7.71% for the nine months ended September 30, 2006, compared to 6.76% for the nine months ended September 30, 2005.  The average balance of loans receivable increased approximately $50.7 million during the three months ended September 30, 2006 compared to the same three months ended 2005 and $51.8 million during the nine months ended September 30, 2006 compared to the same nine months ended September 30, 2005.  As a result of the increase in average rates and average balances, interest income from loans receivable increased approximately $2.2 million, or 30.2%, during the three months ended September 30, 2006 compared to September 30, 2005 and approximately $5.8 million, or 28.9%, during the nine months ended September 30, 2006 compared to September 30, 2005.

The average rate on investment securities, adjusted for the tax effect of tax exempt securities, increased 59 basis points to 5.31% for the three months ended September 30, 2006 compared to 4.72% for the three months ended September 30, 2005 and 42 basis points to 5.18% for the nine months ended September 30, 2006 compared to 4.76% for the nine months ended September 30, 2005.  This increase in average interest rate was offset by a decrease in the average balance of approximately $11.8 million and $10.6 million during the three months and nine months ended September 30, 2006, respectively, as compared to the previous year.  As a result of the increase in interest rates and the decrease in average balances, interest income from investment securities, adjusted for the tax effect of tax exempt securities, decreased approximately $133,000 and $212,000 during the three and nine months ended September 30, 2006 compared to the same periods of 2005.

Interest-bearing liabilities of continuing operations

The average rate paid on interest-bearing liabilities increased 88 basis points to 3.76% for the three months ended September 30, 2006, compared to 2.88% for the same three months ended 2005.  The average rate paid on interest-bearing liabilities increased 78 basis points to 3.51% for the nine months ended September 30, 2006, compared to 2.73% for the same nine months ended 2005.  Interest-bearing liabilities are comprised of savings and interest bearing checking deposits, time deposits, federal funds purchased and securities sold under agreements to repurchase, holding company notes payable, Federal Home Loan Bank advances and other borrowings, and subordinated debentures held by our subsidiary trust which issued the Trust Preferred Securities.

The average rate paid on interest-bearing savings and interest-bearing checking deposits increased 85 basis points to 2.01% for the three months ended September 30, 2006 compared to 1.16% for the three months ended September 30, 2005.  The average rate paid on time deposits increased 128 basis points to 4.36% during the third quarter of 2006 from 3.08% during the third quarter of 2005.  The average rate paid on interest-bearing savings and interest-bearing checking deposits increased 80 basis points to 1.82% for the nine months ended September 30, 2006, compared to 1.02% for the nine months ended September 30, 2005. The average rate paid on time deposits increased 115 basis points to 4.03% during the nine months ended September 30, 2006 compared to 2.88% during the nine months ended September 30, 2005.

The effective interest rate on the subordinated debentures was 9.09% for the three months ended September 30, 2006 and 9.62% for the same period in 2005, and 9.54% and 9.73% for the nine months ended September 30, 2006 and 2005, respectively.  The decline in the effective interest rate on the subordinated debentures is a result of the restructuring of the trust preferred securities at a lower interest rate during the third quarter of 2006.  The Company called the debentures and replaced them with a pooled trust preferred security of $22 million at a variable rate of 1.65% above the 90-day LIBOR.  The new trust preferred security has a 30-year term and a callable option five years after the issuance date and did not have a placement or annual trustee fee associated with it.

Provision for Loan Losses

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market areas, and other factors related to the collectibility of the loan portfolio.  After considering the above factors, management recorded a provision for loan losses on loans totaling $131,000 for the three months ended September 30, 2006, and $263,000 for the three months ended September 30, 2005. The provision for loan losses for the nine months ended September 30, 2006, was $563,000, compared to $675,000 for the nine months ended September 30, 2005.  Additional allowances were not deemed necessary by the Company, despite the increase in non-performing loans, because the Company believes additional non-performing credits are well-secured.

Non-Interest Income from Continuing Operations

The following table summarizes non-interest income from continuing operations for the three and nine months ended September 30, 2006, compared to the same periods ended September 30, 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Service charges	$951	$1,029	$2,702	$2,931
Trust fees	173	159	555	529
Brokerage service revenue	52	55	175	131
Gain on sales of mortgage loans	125	240	455	667
Gain (loss) on sales of investment securities	(74)	—	(164)	—
Mortgage servicing fees	51	59	156	189
Merchant processing fees	7	9	16	28
ATM and debit card fees	124	107	360	305
Bank owned life insurance income	220	209	650	625
Other	138	126	383	355
Total non-interest income	$1,767	$1,993	$5,288	$5,760

Non-interest income for the three months ended September 30, 2006, decreased approximately $226,000, or 11.3% compared to the three months ended September 30, 2005.  Non-interest income for the nine months ended September 30, 2006 decreased approximately $472,000, or 8.2% compared to the nine months ended September 30, 2005.

Contributing to the decrease in non-interest income for the three and nine months ended September 30, 2006 was a continued decrease in service charge income, losses on sales of investment securities as a result of repositioning the securities portfolio during the second and third quarters of 2006, and a continued decrease in gain on sales of mortgage loans.  We have experienced a steady decrease in gain on sales of mortgage loans as interest rate increases have been initiated by the Federal Reserve Bank, and this trend of reduced gains is expected to continue as long as interest rates remain relatively high.  Gain on sales of mortgage loans decreased $115,000, or 50.0%, during the quarter ended September 30, 2006 and $212,000, or 31.8%, during the nine months ended September 30, 2006 compared to the same periods ended September 30, 2005.  The continued decrease in gain on sales of mortgage loans experienced thus far in 2006 is the result of the decrease in the volume of loans originated and sold compared to 2005.

Non-Interest Expense from Continuing Operations

The following table presents non-interest expense from continuing operations for the three and nine months ended September 30, 2006, compared to the same periods ended September 30, 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Salaries and employee benefits	$2,977	$2,811	$9,213	$8,261
Occupancy and equipment	735	705	2,231	2,072
Data processing	737	726	2,135	2,137
Professional fees	250	346	1,100	1,001
Marketing	109	106	284	253
Supplies	63	98	249	259
Intangible asset amortization	141	151	436	464
Other	1,681	1,069	3,342	2,696
Total non-interest expenses	$6,693	$6,012	$18,990	$17,143

Non-interest expense increased $681,000, or 11.3%, for the three months ended September 30, 2006, compared to the three months ended September 30, 2005.  Non-interest expense increased $1.8 million, or 10.8%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

The increase in non-interest expense for the three and nine months ended September 30, 2006 was primarily due to the $824,000 charge incurred as a result of the restructuring of the trust preferred securities in September 2006.  Salaries and employee benefits also increased $166,000, or 5.9%, and $952,000, or 11.5% for the three and nine months ended September 30, 2006, respectively.  Increases in salaries and benefits due to the hiring of additional personnel, increases in bonus accruals, and increases in stock option expenses as a result of implementing SFAS 123(R), partially offset by comparably increased deferrals of salaries, resulting from revised estimates of loan orgination costs, contributed to the overall increase in salaries and employee benefits for the three and nine months ended September 30, 2006.

Income Tax Expense from Continuing Operations

We recorded income tax expense from continuing operations of $211,000 for the three months ended September 30, 2006, an increase of $9,000 compared to income tax expense of $220,000 for the three months ended September 30, 2005.   The effective tax rate for the three months ended September 30, 2006, was 21.2%, compared to 20.0% for the three months ended September 30, 2005.   Income tax expense for the nine months ended September 30, 2006 was $850,000, an increase of $41,000 from $809,000 recorded for the nine months ended September 30, 2005.  The effective tax rate for the nine months ended September 30, 2006, was 24.2%, compared to 22.1% for the nine months ended September 30, 2005.

The effective tax rate is less than the statutory federal rate of 34.0% due primarily to municipal interest income and income from the investment in bank owned life insurance.  The increases in effective tax rates for the three and nine months ended September 30, 2006 compared to the same periods ended September 30, 2005 were primarily attributable to tax exempt income representing a smaller percentage of total income and an increase in incentive stock option compensation expense, which is non-deductible for income tax purposes, in 2006 compared to 2005.

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

The following table indicates that at September 30, 2006, if there had been a sudden and sustained increase in prevailing market interest rates, our net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.

	Net interest	(Decrease)
Change in interest rates	income	increase	% change
	(Dollars in thousands)
200 basis point rise	$24,883	$1,195	5.04%
100 basis point rise	24,285	597	2.52%
Base rate scenario	23,688	—	—
100 basis point decline	22,847	(841)	(3.55)%
200 basis point decline	21,402	(2,286)	(9.65)%

Item 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities Exchange Commission’s rules and forms.

Change in Internal Controls

No changes in our internal controls over financial reporting have occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

During the third quarter of 2005, a summary judgment was entered against the Company and certain of its subsidiaries by a Nebraska district court in pending litigation regarding a contract provision in the Company’s 1999 acquisition of Ft. Calhoun State Bank, now operated as part of TeamBank, N.A.  Although this judgment is currently on appeal, it did result in a charge to other non-interest expense in the amount of $214,000 in the third quarter of 2005.  We do not anticipate that any interest that may be accrued on this amount until the appeal is settled will be material to our financial position or operating results.  The Company does not believe that any other pending litigation to which we are a party will have a material adverse effect on our liquidity, financial condition, or results of operations.

Item 1A. RISK FACTORS

No change from the risk factors previously disclosed in our Form 10-K for the Year Ended December 31, 2005.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about the shares of common stock we repurchased during the nine months ended September 30, 2006.

			Total Number of
			Shares Purchased
			as Part of	Maximum Number
	Total Number		Publicly	of Shares That
	of Shares	Average Price	Announced	May Yet Be purchased
Period	Purchased	Paid per Share	Program	Under The Program

July 1-July 31	—	—	—	308,373
August 1- August 31	—	—	—	308,373
September 1- September 30	700	12.90	700	307,673
Total	700	$12.90	700

The Board of Directors approved a stock repurchase program, announced October 14, 2004, authorizing the repurchase of up to 400,000 shares of our common stock.  During the three and nine months ended September 30, 2006, there were 700 and 69,457 shares, respectively of our common stock repurchased under this program.  The maximum number of shares that may yet be purchased under the program at September 30, 2006 was 307,673.  The stock repurchase program does not have an expiration date.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the quarter ended September 30, 2006.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS.

Item 6.    EXHIBITS

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)

3.2	Amended and Restated Bylaws of Team Financial, Inc. (11)

4.1	Form of Indenture. (5)

4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibig 4.1). (5)

4.3	Certificate of Trust. (5)

4.4	Trust Agreement. (5)

4.5	Form of Amended and Restated Trust Agreement. (5)

4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (5)

4.7	Form of Preferred Securities Guarantee Agreement. (5)

4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (5)

4.9	Indenture between Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (11))

4.10	Debenture Subscription Agreement between Team Financial, Inc. and Team Financial Capital Trust II dated September 14, 2006 (11)

4.11	Common Securities Subscription Agreement between Team Financial Capital Trust II and Team Financial, Inc. dated September 14, 2006 (11)

4.12	Purchase Agreement among Team Financial Capital Trust II, Team Financial Inc., and Bear, Stearns & Co., Inc. dated September 12, 2006 (11)

4.13	Guarantee Agreement delivered by Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (11)

4.14	Junior Subordinated Debenture of Team Financial, Inc. due 2036 (11)

4.15	Capital Security Certificate of Team Financial Capital Trust II evidencing 22,000 Capital Securities owned by Cede & Co. (11)

4.16	Common Security Certificate of Team Financial Capital Trust II evidencing 681 Commons Securities owned by Team Financial, Inc. (11)

10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated December 31, 2005. (9)

10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 5, 2006. (9)

10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (5)

10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)

10.7-10.9	Exhibit numbers intentionally not used. Entry into a Material Definitive Agreement dated May 16, 2006 among Team Financial, Inc. and McCaffree Financial Corporation. (10)

10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)

10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)

10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)

10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)

10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (7)

10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. dated April 30, 2001 and amendment dated July 25, 2001. (1)

10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (3)

10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (3)

10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (3)

10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated

February 1, 2002. (3)

10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (3)

10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (3)

10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (3)

10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (3)

10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (3)

10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs dated March 14, 2006. (9)

10.30	Stock Purchase Agreement dated February 7, 2005 between TeamBank, N.A. and International Insurance Brokers, Ltd., LLC. (8)

11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (11)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (11)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (11)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350. (11)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350. (11)

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

(9)           Filed with quarterly report on form 10-Q for the period ended March 31, 2006 and incorporated herein by reference.

(10)         Filed with Form 8-K dated May 22, 2006 and incorporated herein by reference.

(11)         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 13, 2006	By:	/s/ Robert J. Weatherbie
Robert J. Weatherbie
Chairman and
Chief Executive Officer

Date:	November 13, 2006	By:	/s/ Richard J. Tremblay
Richard J. Tremblay
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)

3.2	Amended and Restated Bylaws of Team Financial, Inc. (11)

4.1	Form of Indenture. (5)

4.2	Form of Subordinated Debenture (included as Exhibit A to Exhibig 4.1). (5)

4.3	Certificate of Trust. (5)

4.4	Trust Agreement. (5)

4.5	Form of Amended and Restated Trust Agreement. (5)

4.6	Form of Preferred Securities Certificate (included as Exhibit D to Exhibit 4.5). (5)

4.7	Form of Preferred Securities Guarantee Agreement. (5)

4.8	Form of Agreement as to Expenses and Liabilities (included as Exhibit C to Exhibit 4.5). (5)

4.9	Indenture between Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (11))

4.10	Debenture Subscription Agreement between Team Financial, Inc. and Team Financial Capital Trust II dated September 14, 2006 (11)

4.11	Common Securities Subscription Agreement between Team Financial Capital Trust II and Team Financial, Inc. dated September 14, 2006 (11)

4.12	Purchase Agreement among Team Financial Capital Trust II, Team Financial Inc., and Bear, Stearns & Co., Inc. dated September 12, 2006 (11)

4.13	Guarantee Agreement delivered by Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (11)

4.14	Junior Subordinated Debenture of Team Financial, Inc. due 2036 (11)

4.15	Capital Security Certificate of Team Financial Capital Trust II evidencing 22,000 Capital Securities owned by Cede & Co. (11)

4.16	Common Security Certificate of Team Financial Capital Trust II evidencing 681 Commons Securities owned by Team Financial, Inc. (11)

10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated December 31, 2005. (9)

10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 5, 2006. (9)

10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (5)

10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)

10.7-10.9	Exhibit numbers intentionally not used.

10.10	Entry into a Material Definitive Agreement dated May 16, 2006 among Team Financial, Inc. and McCaffree Financial Corporation. (10)

10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)

10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)

10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)

10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)

10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (7)

10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. dated April 30, 2001 and amendment dated July 25, 2001 (1)

10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (3)

10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated

July 1, 2001. (3)

10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (3)

10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (3)

10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (3)

10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (3)

10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (3)

10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (3)

10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (3)

10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs dated March 14, 2006. (9)

10.30	Stock Purchase Agreement dated February 7, 2005 between TeamBank, N.A. and International Insurance Brokers, Ltd., LLC. (8)

11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (11)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (11)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (11)

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

(9)                                  Filed with quarterly report on form 10-Q for the period ended March 31, 2006 and incorporated herein by reference.

(10)                            Filed with Form 8-K dated May 22, 2006 and incorporated herein by reference.

(11)                            Filed herewith.