Form 10-K
period 2006-12-31
TEAM FINANCIAL INC /KS
filed 2007-04-02
CIK 1082484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒          Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 or

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
Registrant’s telephone, including area code: (913) 294-9667
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common stock, no par value (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of $15.00 per share as reported on June 30, 2006 on the Nasdaq Global Market, was $35,608,125.

There were 3,573,459 shares of the Registrant’s common stock, no par value, outstanding as of March 30, 2007.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

Portions of Registrant’s definitive proxy statement for its 2007 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2006 will be incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.                        Business

The Company and Subsidiaries

Team Financial, Inc. (the “Company”, “management”, “we”, “our”, “us”) is a financial holding company as defined under the Bank Holding Company Act of 1956, incorporated in the State of Kansas. Our principal executive offices are located at 8 West Peoria, Paola, Kansas 66071. The Company presently owns all of the outstanding capital stock of its two wholly owned banking subsidiaries, TeamBank, N.A. (“TeamBank”) and Colorado National Bank. Our common stock is listed on the Nasdaq Global Market under the symbol “TFIN”.

We offer a broad range of community banking and financial services through 18 locations in Kansas, Missouri, Nebraska and Colorado through our banking subsidiaries, TeamBank and Colorado National Bank. Our presence in Kansas consists of seven locations in the Kansas City metropolitan area and three locations in southeast Kansas. We operate two locations in western Missouri, three in metropolitan Omaha, Nebraska, and three in metropolitan Colorado Springs, Colorado. We intend to open at least two new branches in 2007, one in Falcon, Colorado during the second quarter, and one in Lee’s Summit, Missouri during the third quarter.

We were formed in 1986 when our founders, along with an Employee Stock Ownership Plan (ESOP), purchased a one-bank holding company in Paola, Kansas, in a leveraged transaction. Since formation, we have grown from $85 million in assets to $756 million in assets as of December 31, 2006. This growth was achieved through a combination of bank and branch acquisitions, the establishment of new branches and by internal growth. In 1999 our common stock began trading on the Nasdaq National Market, now known as the Nasdaq Global Market, upon completion of a public offering of our common stock.

The ESOP owned 24.7% of our outstanding common stock as of December 31, 2006. Management believes the ESOP reflects our corporate culture in that employees are the integral component of a financial institution. Management intends to continue the ESOP, as it is a significant incentive to attract and retain qualified employees.

We serve the needs and cater to the economic strengths of the local communities in which we operate and strive to provide a high level of personal and professional customer service. We offer a variety of financial services to our retail and commercial banking customers including personal and corporate banking services, mortgage banking, trust and estate planning, and personal investment financial counseling services.

Our assortment of lending services includes:

•       mortgages for multi-family real estate;

•       commercial real estate loans;

•       commercial loans to businesses, including revolving lines of credit and term loans;

•       real estate development loans;

•       construction lending;

•       agricultural lending;

•       a broad array of residential mortgage products, both fixed and adjustable rate;

•       consumer loans, including home equity lines of credit, auto loans, recreational vehicle, and other secured and unsecured loans; and

•       specialized financing programs to support community development.

Our assortment of deposit instruments include:

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

•       telephone and internet banking;

•       debit cards and credit cards;

•       functioning as a federal tax depository;

•       access to merchant bankcard services; and

•       various forms of electronic funds transfer.

Through our trust and estate planning and our investment financial counseling services, we offer a wide variety of mutual funds, equity investments, and fixed and variable annuities.

We participate in the wholesale capital markets through the management of our investment securities portfolio and our use of various forms of wholesale funding. Our investment securities portfolio contains a variety of instruments, including callable debentures, taxable and nontaxable debentures, fixed and adjustable rate mortgage backed securities and collateralized mortgage obligations.

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Our operations are also affected by non-interest income, such as service charges, trust fees, and gains and losses from the sale of mortgage loans. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, data processing expenses, occupancy costs, and provisions for loan losses.

Recent Developments

On February 25, 2005, we completed the sale of Team Insurance Group, Inc., our insurance agency subsidiary. This subsidiary was operated as a subsidiary of TeamBank from December of 2002 until December 2004 and offered employee benefit insurance and property and casualty insurance to businesses and individuals. We sold all the issued and outstanding shares of the subsidiary to an unaffiliated third party, for total cash consideration of $6.8 million. Our investment in this subsidiary as of February 25, 2005 was approximately $7.0 million. As a result of the sale, the operations related to this subsidiary have been reclassified in discontinued operations in the consolidated financial statements and related notes in this report. A loss on the sale of the subsidiary of approximately $164,000 was recorded in the second quarter of 2005 upon finalization of the selling price and is presented in our consolidated financial statements, net of tax, in loss from discontinued operations. The sale was effective December 31, 2004 and, therefore, the operating activities of the insurance subsidiary during 2005 were assumed by the new owners. Pursuant to the notice provisions of the agreement, the buyer had until August 25, 2006 to present any breach of warranty or representations claims. The buyer did present breach of warranty and representation claims within the allotted timeframe; however, we disagree with the buyer on the validity of those claims.

On February 6, 2007, a complaint was filed by the buyer in the United States District Court for the Northern District of Oklahoma against the Company and certain officers of the Company, claiming breach of contract, negligent misrepresentation, fraud and misrepresentation and civil conspiracy in connection with the sale of the insurance agency subsidiary that was sold to the buyer. Damages sought from the defendants include not less than $10 million in actual damages, not less than $10 million for consequential, and not less than $10 million for punitive damages. We believe the claims are without merit, and we are pursuing a vigorous defense as well as available counterclaims against the plaintiff.

During the second quarter of 2006, we redeemed all of the Team Financial Capital Trust I 9.50% Trust Preferred Securities, due August 10, 2031, at a redemption price equal to 100% of the principal amount of the Trust, or $15.5 million, plus interest accrued and unpaid through September 17, 2006. As a result of the redemption of the securities, we incurred a pretax charge, recorded as “trust preferred securities redemption amortization” to earnings of approximately $823,000. This charge was the unamortized portion of the offering cost that was being amortized over the original 30-year life of the debentures.

To fund the redemption, we replaced the called debentures on September 14, 2006 with Team Financial Capital Trust II, a pooled trust preferred security of $22.0 million at a variable rate of 1.65% above the 90-day LIBOR. The new trust preferred securities have a 30-year term maturing on October 7, 2035 with a call option five years after the issuance date. The new trust preferred securities did not have a placement or annual trustee fee associated with it. The Company expects to save approximately $338,000 annually, based on the reduction in interest rates at the time of restructuring.

We plan to open at least two de novo branches in 2007. We expect to open our new location in Falcon, Colorado during the second quarter of 2007 and our Lee’s Summit, Missouri branch is expected to open during the third quarter of 2007. The opening of these branches is part of our strategy to continue our expansion in the Colorado Springs and Kansas City metropolitan areas.

Competition

The banking industry nationally and in our market areas is highly competitive. In our market areas, there are numerous small banks and several national and regional financial banking groups. We also compete with savings and loan associations, credit unions, leasing companies, mortgage companies, and other financial service providers. Many of these competitors have capital resources and legal lending limits substantially in excess of our capital resources and legal lending limits.

We compete for loans and deposits principally based on the availability and quality of services provided, responsiveness to customers, interest rates, loan fees and office locations. We actively solicit deposit customers and compete by offering them high quality customer service, a complete product line and competitive interest rates and terms. We believe our personalized customer service, broad product line, competitive pricing and our banking franchise enables us to compete effectively in our market areas.

In order to compete with other financial service providers, we rely upon local community involvement, personal service, and the resulting personal relationships of our staff and customers, and the development and sale of products and services tailored to meet our customers’ needs.

We face competition for our personnel. We compete for our personnel by offering competitive wages and benefit packages in our respective markets and by offering a pleasant work environment through our emphasis on a community banking culture. Management also believes that the ESOP contributes to our ability to effectively retain personnel in our market areas because it provides incentives for employees to continue their employment and motivation to enhance shareholder value.

We also face significant competition from other financial institutions for any potential acquisitions. This competition can increase purchase prices to levels beyond our financial capability or to levels that would not result in economical returns on our investment.

We have two wholly owned bank subsidiaries. The table below presents information concerning these subsidiaries.

Name of Bank	Number of locations	Legal Lending Limit	Asset size at December 31, 2006
		(In millions)
TeamBank, N.A.	15	$8.2	$636
Paola, Kansas a national banking association
Colorado National Bank	3	1.5	124
Colorado Springs, Colorado, a national banking association

Market Areas Served

TeamBank

TeamBank has banking locations in Kansas, Missouri, and Nebraska. TeamBank’s primary Kansas service area is in the Kansas City metropolitan area.

TeamBank’s Miami County branches are located in Paola, the county seat of Miami County, Osawatomie, the second largest city in the county and Spring Hill, a community developed across the Miami County and Johnson County border. TeamBank’s Johnson County branches are located in Prairie Village and De Soto, Kansas. TeamBank also operates a branch in Ottawa, Kansas, the county seat of adjoining Franklin County; Iola, Kansas, the county seat of Allen County; and operates two locations in Parsons, Kansas of Labette County. TeamBank’s Missouri service areas are in Barton and Vernon counties, which adjoin each other and are located in the southwest section of Missouri near the Kansas-Missouri border. TeamBank. also operates three facilities in the Omaha, Nebraska metropolitan area. The primary Nebraska service areas are in Washington and Sarpy Counties.

Colorado National Bank

Colorado National Bank, located in Colorado Springs, Colorado, serves El Paso County and Teller County, which are located along the front range of the Colorado Rocky Mountains. The bank operates two full service branches in Colorado Springs and a third branch located in Monument, Colorado, which is a community located between Denver and Colorado Springs, along the growing Interstate 25 corridor. During the second quarter of 2007, we expect to open our new location in Falcon, Colorado, which is situated just east of Colorado Springs on Highway 24.

Growth and Operating Strategies

Our operating strategy is to serve the needs and cater to the economic strengths of the local communities in which we operate and strive to provide a high level of personal and professional customer service. Our banks do this by offering a variety of financial products and services to our retail and commercial banking customers.

Our growth strategy is focused on our expansion in our existing markets through internal growth, establishing new branches and a combination of mergers and acquisitions.

Mergers and Acquisitions and Branch Location Expansion

Management believes that the consolidation in the banking industry, along with the easing of legal requirements of branch banking throughout Kansas, Missouri, Nebraska, and Colorado, increased regulatory requirements, and concerns about technology, are likely to lead owners of community banks within these areas to explore the possibility of sale or combination with broader-based financial service companies such as ourselves. In addition, branching opportunities can arise from time to time as a result of divestiture of branches by large national and regional bank holding companies of certain overlapping branches resulting from consolidations. As a result, branch locations have become available for purchase. We completed three branch acquisitions and three bank holding company acquisitions from 1997 through 2003.

Management’s strategy in assimilating mergers or acquisitions is to emphasize revenue growth and to continuously review the operations of the combined entities and streamline operations where feasible. Management does not believe that implementing wholesale cost reductions in combined institutions after an acquisition is beneficial to our long-term growth, because significant changes in community banks can have an adverse impact on customer satisfaction in the institution’s community. However, from time to time, management has determined that certain human resource, operations, and accounting functions can be consolidated immediately upon acquisition to achieve greater efficiencies without compromising customer service.

On an ongoing basis, management reviews opportunities to expand through the acquisition of branches or developing de novo branches. Because of the economic growth over the past several years in the Omaha, Nebraska area, the Colorado Springs, Colorado area, as well as the Kansas City metropolitan area, management may consider further branch expansion in these areas. However, we will not rule out branch expansion in other areas experiencing economic growth.

Management considers a variety of criteria when evaluating potential merger or acquisition candidates or branching opportunities. These include:

•       the market location of the potential merger or acquisition target or branch and demographics of the surrounding community;

•       the financial soundness of a potential target;

•       opportunities to improve the efficiency and/or asset quality of a target;

•       the effect of the transaction on income per share and book value, generally seeking only those transactions that will be accretive to income within 18 months;

•       whether we have sufficient management and other resources to integrate the operations of the target or branch; and

•       the investment required for, and opportunity costs of, the merger or acquisition or branch.

Internal Growth

We believe that our largest source of internal growth is through our ongoing solicitation practices conducted by bank presidents, market leaders and lending officers, followed by referrals from customers. The primary reason for referrals is positive customer feedback regarding our products, customer service and response time.

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

For the most part, our banking customers seek a banking relationship with a service-oriented community banking organization. Our operational systems have been designed to facilitate personalized service. Management believes our banking locations have an atmosphere which facilitates personalized services and decision-making, yet are of sufficient financial size with broad product lines to meet customers’ needs. Management also believes that economic expansion in our market areas will continue to contribute to internal growth. Through our primary emphasis on customer service and our management’s banking experience, we intend to continue internal growth by attracting customers and focusing on the following:

•       Products Offered—We offer personal and corporate banking services, trust and estate planning, mortgage origination, mortgage servicing, personal investment, and financial counseling services as well as internet and telephone banking. We offer a broad range of commercial banking services, checking accounts, ATMs, savings accounts, money market accounts, certificates of deposit, NOW accounts, Health Savings Accounts, Individual Retirement Accounts, brokerage and residential mortgage services, branch banking, and debit and credit cards. We also offer installment loans, including auto, recreational vehicle, and other secured and unsecured loans sourced directly by our branches. See “Loans” below for a discussion of products we provide.

•       Operational Efficiencies—We seek to maximize operational and support efficiencies consistent with maintaining high quality customer service. Our banks share a common information system designed to enhance customer service and improve efficiencies by providing system-wide voice and data communication connections. We have consolidated loan processing, bank administration, financial reporting, investment management, information systems, payroll and benefit management, loan review, and audits in order to operate more efficiently.

•       Marketing Activities—We focus on a proactive solicitation program for new business, as well as identifying and developing products and services that satisfy customer needs. We actively sponsor community events within our branch areas. We believe that active community involvement contributes to our long-term success.

Loans

We provide a broad range of commercial and retail lending services. Our banks follow a uniform credit policy, which contains underwriting and loan administration criteria, levels of loan commitment, loan types, credit criteria, concentration limits, loan administration, loan review and grading and related matters. In addition, we provide ongoing loan officer training and operate a centralized processing and servicing center for loans. Each loan portfolio is subject to loan review on a regular basis in accordance with our loan review process. At December 31, 2006, substantially all loans outstanding were to customers within our market areas.

Loan Administration

We maintain a loan committee approach to lending, which we believe yields positive results in both responsiveness to customer needs and asset quality. Each of our subsidiary banks and some branches have a loan committee, which meets at least once per week to review and discuss loans. Each bank and some branches also have a loan level threshold, which, if exceeded, requires the approval of our holding company loan committee, which meets on an on-call basis. Interest rates charged on loans vary with the degree of risk, maturity, costs associated with underwriting and servicing, loan amount, and the extent of other banking relationships maintained with the customer. Interest rates are further subject to competitive pressures, availability of funds and applicable government regulations.

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

Real Estate Loans

These loans include various types of loans for which we hold real property as collateral. Interest rates on these loans typically adjust annually. Real estate construction loans include commercial and residential real estate construction loans, but are principally made to builders to construct business buildings or single and multi-family residences. Real estate construction loans typically have maturities of six to 12 months, and are charged origination fees. Terms may vary depending upon many factors, including the type of project and financial condition of the borrower. It is our standard practice in making commercial loans to receive real estate as collateral in addition to other appropriate collateral. Therefore, loans categorized in the other real estate loan category can be characterized as commercial loans which are secured by real estate. The primary risks of real estate mortgage loans include the borrower’s inability to pay, deterioration in real estate value and increased government planning and zoning activity that may negatively affect the value of real estate that is held as collateral.

Agricultural Loans

We make a variety of agricultural loans which are included in real estate and commercial loans. These loans relate to equipment, livestock, crops, and farmland. The primary risks of agricultural loans include the fluctuating prices of crops and livestock, as well as weather conditions.

Installment Loans

Installment loans are primarily to individuals, are typically secured by the financed assets, generally have terms of two to five years and bear interest at fixed rates. These loans usually are secured by motor vehicles or other personal assets and in some instances are unsecured. The primary risk of these loans relates to the personal financial circumstances of the borrower.

Letters of Credit

In the ordinary course of business, we issue letters of credit. See note 18 to Item 8—Financial Statements. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under letters of credit is represented by the amount of these commitments.

Employees

As of December 31, 2006, we had approximately 235 full-time equivalent employees. We provide a variety of benefit programs including participation in our Employee’s Stock Ownership Plan (ESOP), a 401K plan, group life, health, accident, and other insurance. Certain employees also participate in a salary continuation plan and a deferred compensation plan. Neither the Company nor any of our subsidiaries is a party to any collective bargaining agreement.

Executive Officers of the Company

The Board of Directors elects executive officers annually. The following is a list of all executive officers of the Company:

Name	Age	Position	Years Served
Robert J. Weatherbie	60	Chairman of the Board, Chief Executive Officer	34
Richard J. Tremblay	55	Chief Financial Officer	1
Sandra J. Moll	43	Chief Operating Officer	15

Directors of the Company

Name	Age	Principal Occupation	Director Since
Robert J. Weatherbie	60	Chairman of the Board, Chief Executive Officer	1986
Michael L. Gibson	60	President, Corporate Development	1986
Carolyn S. Jacobs	63	Senior Vice President and Trust Officer	1986
Denis A. Kurtenbach	71	Retired, construction management	1995
Keith B. Edquist	62	Owner/operator of North Omaha Airport	2002
Kenneth L. Smith	64	President/owner of G.K. Smith & Sons, Inc., a mechanical contracting firm	2004
Jerry D. Wiesner	50	Administrator, VP/COO of Miami County Medical Center	2005
Gregory D. Sigman	57	Certified Public Accountant, owner/CEO of Sigman & Co., PC	2006
Harold G. Sevy	56	President of W.H. Debrick Co., a construction company	2006

Principal Sources of Revenue

Our results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Our operations are also affected by non-interest income, such as service charges, trust fees, and gains and losses from the sale of mortgage loans. Our principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense, and provisions for loan losses.

Supervision and Regulation

Government Regulation

The Company is a financial holding company and is regulated under federal and state law. These laws and regulations are primarily intended to protect depositors and the deposit insurance fund of the Federal Deposit Insurance Corporation, not our shareholders. The following information is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws, regulations or regulatory policies may have a material effect on our business, operations, and prospects. We are unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on our business and earnings in the future.

The Company

General

The Company operates as a financial holding company registered with the Federal Reserve Board under the Gramm-Leach-Bliley Act (GLBA). This law permits former bank holding companies that have registered as financial holding companies to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.

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

Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has CRA rating of satisfactory or better. Our subsidiary banks received a “satisfactory” rating in their last CRA examinations.

Mergers and Acquisitions

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

The Federal Reserve Board has adopted a system using risk-based capital adequacy guidelines to evaluate the regulatory capital adequacy of financial holding companies. The guidelines apply on a consolidated basis to financial holding companies with consolidated assets of at least $150 million. Under the risk-based capital guidelines, different categories of assets are assigned to different risk categories based generally on the perceived credit risk of the asset. The risk weights of the particular category are multiplied by the corresponding asset balances and added together to determine a risk-weighted asset base. Some off-balance sheet items, such as loan commitments in excess of one year, mortgage loans sold with recourse and letters of credit, are added to the risk-weighted asset base by converting them to a credit equivalent and assigning them to the appropriate risk category. For purposes of the Federal Reserve Board’s regulatory risk-based capital guidelines, total capital is defined as the sum of core and secondary capital elements, with secondary capital being limited to 100% of core capital. For financial holding companies, core capital, also known as Tier 1 capital, generally includes common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries, less goodwill and other intangible assets. No more than 25% of core capital elements may consist of cumulative preferred stock. Secondary capital, also known as Tier 2 capital, generally includes the allowance for loan losses limited to 1.25% of weighted risk assets, certain forms of perpetual preferred stock, as well as hybrid capital instruments. The Federal Reserve Board’s regulatory guidelines require a minimum ratio of qualifying total capital to weighted risk assets of 8%, of which at least 4% should be in the form of core capital. At December 31, 2006, our core capital was $55.4 million.

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

The table below presents certain capital ratios at December 31, 2006.

Ratio	Actual	Minimum required
Total capital to risk weighted assets	10.83%	8.00%
Core capital to risk weighted assets	9.82%	4.00%
Core capital to average assets	7.90%	4.00%

Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve Board of appropriate supervisory or enforcement actions, including but not limited to delaying or denying pending or future applications to acquire additional financial or bank holding companies.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act (the Act), signed into law in 2002, addresses issues related to corporate governance of publicly traded companies. The Act requires, among other items, certification of the quality of financial reporting by the Chief Executive Officer and Chief Financial Officer, enhanced and timely disclosure of financial reporting and strengthens the rules regarding auditor and audit committee independence. Certain provisions of the Act were effective immediately and others became effective or are in process of becoming effective through Securities and Exchange Commission rules. As of the end of fiscal year 2007, the Company expects to be subject to all provisions of the Act with the exception of the auditor’s attestation report on internal control over financial reporting, which is expected to be required for fiscal year 2008. The Company anticipates increased future expenditures in order to comply with the provisions of the Act.

The Banks

General

We own and operate two national chartered banks. TeamBank and Colorado National Bank, as national banks, are subject to regulations by the Office of the Comptroller of the Currency. The deposits of the banks are insured by the Federal Deposit Insurance Corporation.

Community Reinvestment Act

Under the federal Community Reinvestment Act (CRA), financial institutions have a continuing and affirmative obligation, consistent with safe and sound operations of such institutions, to serve the “convenience and needs” of the communities in which they are chartered to do business, including low and moderate-income neighborhoods. The Community Reinvestment Act currently requires that regulators consider an applicant’s CRA record when evaluating certain applications, including charters, branches, and relocations, as well as mergers and consolidations. The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution’s records of meeting the credit needs of its community. During their last examinations, ratings of at least satisfactory were received by all of our banks. As a result, management believes that the performance of our banks under the CRA will not impede regulatory approvals of any proposed acquisitions or branching opportunities.

Dividend Restrictions

Dividends paid by our subsidiary banks to us provide a substantial amount of our operating and investing cash flow. During 2006, our subsidiary banks paid $3,500,000 in dividends to us and could have paid an additional $4,100,000 without prior regulatory approval.

With respect to national banks, the directors may declare dividends of as much of the bank’s undivided profits as they deem necessary , except until the bank’s surplus fund equals its common capital at which time, no dividends may be declared unless the bank has carried to the surplus fund at least one-tenth of the bank’s net income of the preceding half year in the case of quarterly or semiannual dividends, or at least one-tenth of its net income of the preceding two consecutive half-year periods in the case of annual dividends. However, the Comptroller of the Currency’s approval is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net income of that year combined with its retained net income of the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

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

The Comptroller of the Currency risk-based capital guidelines require national banks to maintain a minimum ratio of total capital, after deductions, to weighted risk assets of 8%, and national banks and state nonmember banks must have and maintain core capital in an amount equal to at least 3% of adjusted total assets; but for all except the most highly rated banks, the minimum core leverage ratio is to be 3% plus an additional cushion of at least 100 to 200 basis points. The applicable guideline for TeamBank and Colorado National Bank is 4%.

The table below presents the regulatory capital ratios of TeamBank and Colorado National Bank at December 31, 2006.

	TeamBank		Colorado National Bank
Ratio	Actual	Minimum Required	Actual	Minimum Required
Total capital to risk weighted assets	11.48%	8.00%	11.25%	8.00%
Core capital to risk weighted assets	10.45%	4.00%	10.32%	4.00%
Core capital to average assets	8.39%	4.00%	8.02%	4.00%

Banks with regulatory capital ratios below the required minimum are subject to administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

The Federal Deposit Insurance Corporation and Comptroller of the Currency have adopted regulations that define five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Currently, our banks are well capitalized. An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, core risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of 8% or greater, a core risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%.

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

Real Estate Lending Evaluations

The federal banking regulators have adopted uniform standards for the evaluation of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans, which generally are equal to or greater than the loan to value limitations established by our banks.

Deposit Insurance Premiums

Deposits of our banks are insured up to the regulatory limit by the FDIC and are subject to deposit assessments. Beginning in 2007, institutions will be placed in one of four risk categories using a two-step process based first on capital ratios and then on other relevant information. The assessment schedule for banks ranges from 5 to 43 cents per $100 of deposits, based on capital and supervisory factors. The banks’ insured deposits are subject to assessment payable to the Bank Insurance Fund. An institution’s assessment is based on the assignment of the institution by the Federal Deposit Insurance Corporation to one of three capital groups and to one of three supervisory subgroups. The capital groups are well capitalized, adequately capitalized and undercapitalized. The three supervisory subgroups are Group A, for financially solid institutions with only a few minor weaknesses, Group B, for those institutions with weaknesses which, if uncorrected could cause substantial deterioration of the institution and increase the risk to the deposit insurance fund, and Group C, for those institutions with a substantial probability of loss to the fund absent effective corrective action. Currently, both of our banks are in the lowest risk category, Risk Category I. Beginning in 2007, we will be assessed premiums for FDIC insurance as a result of the new assessment schedule. However, to offset the new assessment, eligible insured institutions, including ours, were granted a one-time credit to be used against premiums due which may partially or totally offset the new premiums. The Company’s one-time credit is approximately $493 thousand.

Interstate Banking Legislation

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 eliminated many of the historical barriers to the acquisition of banks by out-of-state financial holding companies. This law facilitates the interstate expansion and consolidation of banking organizations by permitting: (1) financial holding companies that are adequately capitalized and managed, subject to certain limitations, to acquire banks located in states outside their home states regardless of whether acquisitions are authorized under the laws of the host state; (2) the interstate merger of banks after June 1, 1997, subject to the right of individual states either to pass legislation providing for earlier effectiveness of mergers or to opt out of this authority prior to that date; (3) banks to establish new branches on an interstate basis provided that this action is specifically authorized by the laws of the host state; (4) foreign banks to establish, with approval of the appropriate regulators in the United States, branches outside their home states to the same extent that national or state banks located in that state would be authorized to do so; and (5) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same or different state.

Item 1A.                Risk Factors

There are many risks and uncertainties that can affect our business, financial performance or share price. Set forth below are the material risks which we believe could cause our future business, operating results, financial condition or share price to be different than our expectations.

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

Our growth strategy involves operating and merger and acquisition risks that may negatively impact our profits—We face risks in our growth strategy, including the risks that we will be unable to expand our business through the merging with or acquisition of other financial institutions or bank branches or by internal growth, including the opening of new branch offices. Our ability to grow profitably through the opening of new branches involves risks that the growth depends primarily on our ability to identify attractive markets and acquire or establish branch locations in those markets at reasonable costs. In addition, we must attract the necessary deposits and generate sound loans in those markets.

Merging with or acquiring other financial institutions or bank branches involves these same risks, as well as additional risks, including:

•       adverse change in the results of operations of the acquired entities;

•       unforeseen liabilities or asset quality problems of the acquired entities;

•       greater than anticipated costs of integration;

•       adverse personnel relations;

•       loss of customers; and

•       deterioration of local economic conditions.

The risks discussed above may inhibit or restrict our strategy to grow through mergers or acquisitions and branch expansion, and may negatively impact our revenue growth and ultimately reduce profits.

If we are unable to successfully integrate mergers or acquisitions, our earnings could decrease—In connection with mergers or acquisitions of other banks, bank branches or other financial service providers, we face risks in integrating and managing these businesses. We have a history of growth through acquisitions and plan to continue this strategy. We may also consider various merger proposals in the future. To integrate a merger or an acquisition operationally, we must:

•       centralize and standardize policies, procedures, practices, and processes;

•       combine employee benefit plans;

•       implement a unified investment policy and adjust the combined investment portfolio to comply with the policy;

•       implement a unified loan policy and confirm lending authority;

•       implement a standard loan management system; and

•       implement a loan loss reserve policy.

Integrating a merger or an acquisition may detract attention from our day-to-day business and may result in unexpected costs.

Once a business is integrated, our future prospects will be subject to a number of risks, including, among others:

•       our ability to compete effectively in new market areas;

•       our successful retention of earning assets, including loans;

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

An inability to manage these factors may have a material adverse effect on our financial condition, results of operations or share price.

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

We may not be able to successfully implement our strategy to enter new markets—Our strategic plan includes expansion into growing markets by merger, acquisition or by establishing new offices. Expansion requires a significant expenditure of capital in order to prepare the facilities for operation and additional expense in order to staff these new facilities. As our new offices mature and grow, we are able to spread our overhead costs over a broader asset base. While our new offices are generating loan activity, we may encounter unanticipated difficulties that could adversely affect future profitability. In addition, we cannot ensure that we will be able to operate and manage our operations in new markets successfully or recover our initial capital investment in these operations. To the extent that we expand, we may experience the negative effects of higher operating expenses relative to operating income from the new offices.

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

We face significant competition from other financial institutions in completing any potential mergers or acquisitions. Many of our competitors have substantially greater monetary resources than we do, as well as the ability to issue marketable equity securities with significantly greater value than we can to pay for part or all of the purchase price in the case of an acquisition. Many of the entities that we compete with are substantially larger in size, and many non-bank financial intermediaries are not subject to the regulatory restrictions applicable to our bank subsidiaries.

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

Changes in interest rates could affect our earnings—Our net interest income is our largest source of revenue. Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and other borrowings. We cannot predict or control changes in interest rates, which are affected by regional and local economic conditions and the policies of regulatory authorities. While we continually take measures designed to manage the risks from changes in market interest rate, changes in interest rates can still have a material adverse effect on our earnings.

If economic conditions in general and in our primary market areas deteriorate, our revenues could decrease—Our financial results may be adversely affected by changes in prevailing economic conditions, including declines in real estate values, adverse employment conditions and the monetary and fiscal policies of the federal government. Because we have a significant amount of real estate loans, declines in real estate values could adversely affect the value of property used as collateral.

In addition, substantially all of our loans are to individuals and businesses in the Kansas City metropolitan area, Eastern Kansas, Western Missouri, the Colorado Springs metropolitan area, and the Omaha, Nebraska metropolitan area. Any decline in the economy of these market areas could have an adverse impact on our revenues. There can be no assurance that positive trends or developments discussed in this report will continue or that negative trends or developments will not have significant downward effects on our revenues.

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

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act), including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in our future filings with the Securities and Exchange Commission, press releases or oral and written statements made by or with our approval, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, income or loss per share, the payment or nonpayment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company’s, management or board of directors, including those relating to products or services, (iii) statements of future economic performance and (iv) statements such as “anticipates”, “expects”, “intends”, “plans”, “targets”, and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rates, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing, and savings habits; (vi) technological changes; (vii) mergers and acquisitions and our ability to assimilate them; (viii) the ability to increase market share and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, and securities) with which we must comply; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xi) changes in our organization, compensation, and benefits plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (xiii) the risks discussed above under “Item 1A. Risk Factors” and (xiv) our success at managing risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

The table below presents property information concerning our offices at December 31, 2006.

Name and Address of Office	Type of Interest	Lease Expiration	Square Footage of Facility
Team Financial, Inc.	Owned	NA	5,000
8 West Peoria Paola, Kansas 66071
TeamBank, N.A., Paola Branch (Main Office)	Owned	NA	17,951
1 South Pearl Paola, Kansas 66071
The Investment Center at TeamBank, N.A.	Owned	NA	4,500
11 South Pearl Paola, Kansas 66071
Team Bank, N.A., East Bank, Paola Branch	Owned	NA	9,630
1515 Baptiste Drive Paola, Kansas 66071
TeamBank, N.A., DeSoto Branch	Owned	NA	6,800
34102 Commerce Drive DeSoto, Kansas 66018
TeamBank, N.A., Lamar Branch	Leased	2007	2,650
1011 Gulf Street Lamar, Missouri 64759
TeamBank, N.A., Nevada Branch	Owned	NA	16,000
201 East Cherry Nevada, Missouri 64772
TeamBank, N.A., Osawatomie Branch	Owned	NA	4,756
6th and Brown Osawatomie, Kansas 66064
TeamBank, N.A., Ottawa Branch	Owned	NA	8,000
421 South Hickory Ottawa, Kansas 66067
TeamBank, N.A., Spring Hill Branch	Owned	NA	2,800
22330 Harrison Street Spring Hill, Kansas 66083
TeamBank, N.A., Iola Branch	Owned	NA	13,768
119 East Madison Iola, Kansas 66749
TeamBank, N.A., Parsons Branch (including drive in)	Owned	NA	11,000
1902 Main Parsons, Kansas 66357

TeamBank, N.A., Prairie Village Branch	Owned	NA	3,602
5206 West 95th Street Prairie Village, Kansas 66207
TeamBank, N.A., Omaha Branch (Main Office)	Leased	2007	4,679
1902 Harlan Drive Bellevue, Nebraska 68005
TeamBank, N.A., Bellevue Branch	Leased	2007	1,980
7001 South 36th Bellevue, Nebraska 68147
TeamBank, N.A., Fort Calhoun Branch	Owned	NA	4,250
101 N. 14th Street Fort Calhoun, Nebraska 68023
Colorado National Bank, Colorado Springs Branch (Main Office)	Owned	NA	7,859
3110 North Nevada Avenue Colorado Springs, Colorado 80907
Colorado National Bank, Colorado Springs Branch	Owned	NA	4,600
601 North Nevada Avenue Colorado Springs, Colorado 80907
Colorado National Bank, Monument Branch	Owned	NA	5,150
581 Highway 105 Monument, Colorado 80132

All of the leased properties are leased from unrelated third parties.

Management intends to relocate our Ottawa branch during the second quarter of 2007 to 2040 South Princeton, Ottawa, KS 66067.

Item 3.                        Legal Proceedings

On September 15, 2005, a summary judgment was entered against the Company and its subsidiaries by the District Court of Douglas County, Nebraska in litigation that began in 2004 regarding a contract provision in the Company’s 1999 acquisition of Ft. Calhoun State Bank, a wholly owned subsidiary of Ft. Calhoun Investment Company (FCIC), now operated as part of TeamBank. The motion for summary judgment was filed by plaintiff John C. Mitchell, acting on behalf of FCIC. The motion for summary judgment was on the basis that the Company failed to provide Mitchell with quarterly interest payments and status reports on one problem loan that had specific purchase contract provisions associated with it. Mitchell sought relief of $170,000 plus interest accrued from March 24, 2000, the closing date of the acquisition. Although this judgment is currently on appeal, it did result in a charge of $214,000 to other non-interest expense in the third quarter of 2005. We do not anticipate that any interest that may be accruing on this amount until the appeal is settled will be material to our financial position or operating results.

On February 6, 2007, a complaint was filed by International Insurance Brokers, LTD in the United States District Court for the Northern District of Oklahoma against the Company and certain officers of the Company, claiming breach of contract, negligent misrepresentation, fraud and misrepresentation and civil conspiracy in connection with the sale of the insurance agency subsidiary that was sold to International Insurance Brokers effective December 31, 2004. Damages sought from the defendants include not less than $10 million in actual damages, not less than $10 million for consequential, and not less than $10 million for punitive damages. We believe the claims are without merit, and is pursuing a vigorous defense as well as available counterclaims against the plaintiff.

We do not believe that any other pending litigation to which we are a party will have a material adverse effect on our liquidity, financial condition, or results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

Item 5.                        Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol “TFIN”.

The following table sets forth, for the periods indicated, the amount of cash dividends paid on our common stock and the high and low closing prices per share of our common stock as reported by NASDAQ.

	Dividends Declared	Common Stock
Quarter Ended	per Share	High	Low
2006:
December 31, 2006	$—	$16.24	$15.04
September 30, 2006	0.08	16.00	14.01
June 30, 2006	0.08	15.10	13.50
March 31, 2006	0.08	14.98	13.34
Year	$0.24
2005:
December 31, 2005	$0.08	$15.16	$13.86
September 30, 2005	0.08	16.00	13.81
June 30, 2005	0.08	15.00	13.35
March 31, 2005	0.08	15.05	12.33
Year	$0.32

At March 1, 2007 we had approximately 220 holders of record of our common stock; management estimates that the number of beneficial owners is significantly greater.

The following table summarizes information about the shares of common stock we repurchased during the fourth quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be purchased Under The Program
October 1-October 31	—	$—	—	307,673
November 1-November 31	4,000	15.60	4,000	303,673
December 1- December 31	—	—	—	303,673
Total	4,000	$15.60	4,000

The Board of Directors approved a stock repurchase program, announced October 14, 2004, authorizing the repurchase of up to 400,000 shares of our common stock. There is no expiration date on this program.

During 2006 we repurchased a total of 73,457 shares of our common stock under our stock repurchase program at an average price of $14.10 per share. Pursuant to the repurchase plan authorized by the Board of Directors, 303,673 shares of our common stock remain to be purchased under this program.

Under a separate repurchase authorization of the Board of Directors, on May 16, 2006, the Company entered into an agreement to repurchase 377,200 shares of our common stock from an unaffiliated third party for approximately $6.2 million, or $16.50 per share. The repurchase was completed on June 1, 2006. This repurchase was funded with borrowings under the Company’s existing line of credit.

We have paid cash dividends on our common stock each year since 1987. Although we currently intend to continue the payment of dividends, we cannot give any assurance that we will continue to pay or declare dividends on our common stock in the future.

Kansas law permits us to pay dividends on our common stock when we are solvent and when dividend payments would not render us insolvent. Under Kansas law, dividends may be declared and paid only out of the unsecured, unrestricted earned surplus of a corporation.

Our ability to pay cash dividends on our common stock largely depends on the amount of cash dividends paid to us by our subsidiary banks. Capital distributions, including dividends by financial institutions such as our subsidiary banks, are subject to restrictions tied to the institutions’ earnings and capital. Generally, without prior bank regulatory approval, the subsidiary banks cannot pay dividends during any calendar year in excess of the sum of their earnings during that year and the two previous years, less any other distributions during that period. At December 31, 2006, our subsidiaries could have paid additional dividends to Team Financial, Inc. of approximately $4,100,000 without prior regulatory approval.

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2006. We have no equity compensation plans that have not been approved by our shareholders.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	367,700	$11.06	45,250

Item 6.                        Selected Financial Data

The selected consolidated information presented below should be read in conjunction with our consolidated financial statements and notes presented elsewhere in this report.

	Years ended December 31
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Consolidated statement of operations data:
Interest income	$45,139	$36,609	$31,975	$31,579	$37,113
Interest expense	21,081	15,243	12,591	13,523	16,427
Net interest income	24,058	21,366	19,384	18,056	20,686
Provision for loan losses	951	820	1,465	1,790	1,434
Non-interest income	7,212	7,706	8,150	9,808	9,839
Non-interest expenses	25,284	23,230	22,051	21,674	21,964
Income taxes	1,050	944	222	958	2,418
Net income from continuing operations, net of tax	3,985	4,078	3,796	3,442	4,709
Net income (loss) from discontinued operations, net of tax	—	(108)	(218)	350	(3)
Net income	3,985	3,970	3,578	3,792	4,706
Consolidated statements of financial condition data:
Total assets	756,428	696,529	664,083	649,796	656,349
Loans receivable	486,497	420,181	378,771	348,095	340,986
Allowance for loan losses	5,715	5,424	4,898	4,506	4,611
Investment securities available for sale	170,079	181,740	183,499	212,371	216,690
Non-performing assets(1)	10,179	5,037	3,162	8,377	6,346
Deposits	562,882	507,878	467,950	446,159	455,605
Long-term borrowings	98,069	108,131	106,295	101,184	108,301
Subordinated debt	22,681	16,005	16,005	16,005	16,005
Stockholders’ equity	$50,517	$53,349	$52,854	$52,404	$51,828
Per common share:
Shares applicable to basic income per share	3,765,118	4,038,097	4,060,587	4,095,903	4,145,820
Shares applicable to diluted income per share	3,859,442	4,094,793	4,094,714	4,131,381	4,165,400
Basic income per share from continuing operations	$1.06	$1.01	$0.93	$0.84	$1.14
Diluted income per share from continuing operations	1.03	1.00	0.93	0.83	1.13
Basic income (loss)per share from discontinued operations	—	(0.03)	(0.05)	0.09	—
Diluted income (loss)per share from discontinued operations	—	(0.03)	(0.05)	0.09	—
Basic income per share	1.06	0.98	0.88	0.93	1.14
Diluted income per share	1.03	0.97	0.87	0.92	1.13
Book value per share	14.05	13.22	13.10	12.78	12.62
Tangible book value per share	10.43	9.87	8.01	7.81	7.59
Dividends paid per common share	$0.24	$0.32	$0.32	$0.27	$0.22
Dividend payout ratio	22.64%	32.65%	36.36%	29.03%	19.30%
Key ratios:
Net interest margin(2)	3.80%	3.64%	3.49%	3.30%	3.76%
Return on average assets	0.55%	0.59%	0.55%	0.59%	0.71%
Return on average stockholders’ equity	7.98%	7.46%	6.84%	7.28%	9.57%
Efficiency Ratio	80.86%	79.91%	83.56%	79.14%	72.29%
Core risk based capital ratio	9.82%	11.60%	10.70%	11.08%	11.00%
Total risk based capital ratio	10.83%	12.72%	11.81%	12.16%	12.17%
Leverage ratio	7.90%	8.42%	7.43%	7.46%	6.88%
Non-performing assets to total assets	1.35%	0.72%	0.48%	1.29%	0.97%
Non-performing loans to total loans	1.92%	1.09%	0.73%	2.09%	1.34%
Allowance for loan losses to total loans	1.17%	1.29%	1.29%	1.29%	1.35%
Allowance for loan losses to non-performing loans	57.13%	118.38%	177.85%	62.10%	100.76%

(1)             Includes loans 90 days or more delinquent and still accruing interest, non-accrual loans, restructured loans, and other real estate owned.

(2)             On a tax equivalent basis using a federal tax rate of 34%.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Environment and Risk Factors

Management’s discussion and analysis should be read in conjunction with the consolidated financial statements contained within this report, including the notes thereto. Our future operating results may be affected by various trends and factors that are beyond our control. These include the factors set forth in “Risk Factors” and “Forward-Looking Statements.” Accordingly, past results and trends may not be reliable indicators of future results or trends. With the exception of historical information, the matters discussed below include forward-looking statements that involve risks and uncertainties. We caution readers that a number of important factors discussed in this report could affect our actual results and cause actual results to differ materially from those in the forward-looking statements.

Overview

We are a financial holding company offering a broad range of community banking and financial services through locations in Kansas, Missouri, Nebraska and Colorado through our wholly owned banking subsidiaries, TeamBank and Colorado National Bank. Our presence in Kansas consists of seven locations in the Kansas City metropolitan area and three locations in southeast Kansas. We operate two locations in western Missouri, three in metropolitan Omaha, Nebraska, and three in the Colorado Springs, Colorado metropolitan area. In 2007, we plan to open two new locations, one in Falcon, Colorado and one in Lee’s Summit, Missouri. Our total assets over the past ten years have grown from $260.3 million at January 1, 1996 to $756.4 million at December 31, 2006.

The growth in assets and the corresponding increase in earnings were achieved primarily through purchases of branches of large banks, purchases of community banks, and branch expansions. Our branch expansion includes growth at existing branches, primarily through the addition of loan officers at those locations, as well as the opening of new branches. Accompanying the acquisition growth were increased operating expenses as well as increases in provisions for loan losses and amortization expense of intangible assets related to acquisitions, and in some instances, issuance of our common stock in conjunction with the acquisitions. Our experience is that it takes 12 to 18 months to realize meaningful net income improvements from acquisitions due to our emphasis on retaining key employees rather than the immediate implementation of cost reduction measures.

At December 31, 2006 total assets were $756.4 million, an increase of $59.9 million, or 8.6%, from $696.5 million at December 31, 2005. The increase in total assets was primarily due to an increase in loans receivable of $66.0 million. The increase in loans was offset by a decrease in investment securities of $11.3 million. At December 31, 2005 total assets were $696.5 million, an increase of $32.4 million, or 4.9%, from $664.1 million at December 31, 2004. The increase in total assets during 2005 was primarily due to an increase in loans receivable of $41.4 million offset by a decrease in assets of discontinued operations of $8.3 million.

Net income from continuing operations totaled $4.0 million for the year ended December 31, 2006 versus $4.1 million for the year ended December 31, 2005. The decrease of $100,000, or 2.4%, was primarily the result of an increase in net interest income of $2.7 million, or 12.6%, offset by a decrease in non-interest income of $494,000, or 6.4%, and an increase in non-interest expense of $2.1 million, or 8.8%. The $2.1 million increase in non-interest expense was largely due to an $823,000 charge relating to the restructuring of the trust preferred securities. See Note 12 Subordinated Debentures in the Notes to the consolidated financial statements for more information on the restructuring of the trust preferred securities and the related charge.

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

On February 25, 2005, we sold our interest in the insurance agency subsidiary. Financial information as of and for the years ended December 31, 2006, 2005 and 2004 presents the assets, liabilities and operating results of this subsidiary in discontinued operations. As a result of the sale, the operations related to the insurance agency subsidiary have been reclassified as discontinued operations in the consolidated financial statements and related notes.

For the year ended December 31, 2005, discontinued operations resulted in a net loss of $108,000 compared to a net loss of $218,000 for the year ended December 31, 2004. During the second quarter of 2005, a loss on the sale of the insurance agency subsidiary of approximately $164,000 was recorded upon finalization of the selling price and is presented, net of the tax effect, in discontinued operations in the accompanying consolidated financial statements and related notes. The sale was effective December 31, 2004 and, therefore, the operations of the insurance subsidiary during 2005 were assumed by the new owners. Pursuant to the notice provisions of the agreement, the buyer presented its breach of warranty and representation claims in August, 2006, and in February 2007, filed a complaint in the United States District Court for the Northern District of Oklahoma against Team Financial, Inc., TeamBank, N.A. Asset Corporation, Mystic Capital Advisors Group, LLC, Robert J. Weatherbie, Michael L. Gibson and Kevin Donoghue. The complaint asserts claims for breach of contract, negligent misrepresentation, fraud and misrepresentation and civil conspiracy in connection with the sale of the insurance agency subsidiary that was sold to the buyer, effective December 31, 2004. The Company believes the claims are without merit, and it will pursue a vigorous defense as well as pursue available counterclaims against the plaintiff. See our discussion under Discontinued Operations and Litigation for further information.

Critical Accounting Policies

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements and related notes, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period presented. Actual results could differ significantly from those estimates.

Allowance for Loan Losses

One of our critical accounting policies relates to the allowance for loan losses and involves significant management valuation judgments. We perform periodic and systematic detailed reviews considering historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, an evaluation of economic conditions, particularly as such conditions relate to our market areas, and other factors related to the collectibility of our loan portfolio. Based upon these factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for probable loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectibility is considered questionable. Since certain lending activities involve greater risks, the percentage applied to specific loan types may vary. The allowance provided is subject to review by our regulators. Management believes that the allowance is adequate for probable loan losses inherent in the loan portfolio. Though management uses available information to provide appropriate allowances for inherent losses on loans, future additions to the allowance may be necessary based on borrowers’ circumstances and changes in economic conditions.

Impairment of Goodwill Analysis

The provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), require that goodwill be evaluated for impairment annually or more frequently if conditions indicate impairment may have occurred. The evaluation of possible impairment of intangible assets involves judgment based upon short-term and long-term projections of future performance. The Company has completed its most recent evaluation of goodwill of continuing operations and determined that no impairment exists for the year ended December 31, 2006. There was no impairment of goodwill in 2005. Net loss from discontinued operations included an impairment of goodwill of $174,000 during the year ended December 31, 2004 as a result of the annual impairment testing and the sale of the insurance agency.

Deferred Income Taxes

The provisions of Statement of Financial Accounting Standards, No. 109, Accounting for Income Taxes (SFAS 109), establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns related to deferred income. Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

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

	Year ended December 31, 2006			Year ended December 31, 2005			Year ended December 31, 2004
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest earning assets:
Loans receivable, net(1)(2)(3)	$458,102	$35,761	7.81%	$403,234	$27,778	6.89%	$365,587	$23,308	6.38%
Investment securities-taxable	156,319	7,832	5.01%	165,320	7,352	4.45%	176,571	7,364	4.17%
Investment securities-nontaxable(4)	28,217	1,794	6.36%	30,135	1,968	6.53%	31,765	2,064	6.50%
Federal funds sold and interest-bearing deposits	9,328	459	4.92%	9,367	266	2.84%	5,227	54	1.03%
Other assets	545	49	8.99%	480	45	9.38%	480	46	9.58%
Total interest earning assets	$652,511	$45,895	7.03%	$608,536	$37,409	6.15%	$579,630	$32,836	5.67%
Interest bearing liabilities:
Savings deposits and interest bearing checking	$188,365	$3,582	1.90%	$181,265	$1,973	1.09%	$184,916	$1,275	0.69%
Time deposits	262,696	11,059	4.21%	226,889	6,823	3.01%	198,123	4,630	2.34%
Federal funds purchased and securities sold under agreements to repurchase	4,496	171	3.80%	5,347	136	2.54%	10,481	143	1.36%
Notes payable and Federal Home Loan
Bank advances	110,864	4,681	4.22%	112,946	4,758	4.21%	115,205	4,990	4.33%
Subordinated debentures	18,174	1,588	8.74%	16,005	1,553	9.70%	16,005	1,553	9.70%
Total interest bearing liabilities	$584,595	$21,081	3.61%	$542,452	$15,243	2.81%	$524,730	$12,591	2.40%
Net interest income (tax equivalent)		$24,814			$22,166			$20,245
Interest rate spread			3.42%			3.34%			3.27%
Net interest earning assets	$67,916			$66,084			$54,900
Net interest margin(4)			3.80%			3.64%			3.49%
Ratio of average interest bearing liabilities to average interest earning assets	89.59%			89.14%			90.53%

(1)             Loans are net of deferred costs, less fees.

(2)             Non-accruing loans are included in the computation of average balances.

(3)             Interest income includes loan fees. These fees for the years ended December 31, 2006, 2005, and 2004 were $1,269,000, $1,230,000, and $967,000, respectively.

(4)             Yield is adjusted for the tax effect of tax-exempt securities. The tax effects for the years ended December 31, 2006, 2005, and 2004 were $756,000, $800,000, and $861,000, respectively.

Net interest margin increased to 3.80% for the year ended December 31, 2006 compared to 3.64% and 3.49% for the years ended 2005 and 2004, respectively. The increase in net interest margin resulted from higher average rates earned on interest-earning assets than average rates paid on interest-bearing liabilities, largely due to an increase in the yield on loans receivable.

Total interest income on a tax equivalent basis from continuing operations for 2006 was $45.9 million, representing an increase of $8.5 million, or 22.7%, from $37.4 million for 2005. The increase was primarily the result of an $8.0 million increase in interest income on loans receivable.

Interest income on loans receivable increased due to a 92 basis point increase in the average yield on loans receivable to 7.81% in 2006 from 6.89% in 2005, coupled with an increase of $54.9 million in the average loan receivable balance to $458.1 million in 2006 from $403.2 million in 2005. The increase in the yield of loans receivable reflects the increase in the rates applied to loans that re-priced in 2006 as required by the notes’ terms and the pricing of newly originated loans at higher rates.

The average yield on taxable investment securities increased 56 basis points from 4.45% in 2005 to 5.01% in 2006, contributing to an $480 thousand increase in interest income. Offsetting the increase in interest income due to higher yields was a decrease in average balances of approximately $9.0 million, resulting in a decrease in interest income of approximately $400 thousand. The net decrease in interest income as a result of the higher average yield and lower average balance was $480 thousand. Cash flow from the reduction of investment securities was redirected to fund loan growth.

Total interest expense from continuing operations was $21.1 million for 2006, a $5.9 million, or a 38.8% increase from $15.2 million in 2005. The increase was primarily related to the increase in average rates paid on time deposits to 4.21% in 2006 from 3.01% in 2005, representing a 120 basis point increase. Branch CD promotions contributed the majority of the increase in average balances and the corresponding increase in rates paid on those deposits. The average rates paid on interest bearing savings and checking deposits increased 81 basis points from 1.09% in 2005 to 1.90% in 2006.

As a result of the changes described above, net interest income on a tax equivalent basis from continuing operations increased to $24.8 million during 2006, representing an increase of $2.6 million, or 11.7%, compared to $22.2 million in 2005.

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

The average rate paid on our subordinated debentures, which we restructured in September 2006, was 8.74% for 2006 compared to 9.70% for 2005. Pursuant to the provisions of Financial Accounting Standards Board Interpretation No. 46 Revised (FIN 46R), Consolidation of Variable Interest Entities, the Trust is not consolidated in the consolidated financial statements. See Note 12 Subordinated Debentures in the notes to the consolidated financial statements for a full discussion on the restructured trust preferred securities.

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

	Year ended December 31, 2006 Compared To Year ended December 31, 2005			Year ended December 31, 2005 Compared To Year ended December 31, 2004
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest income:
Loans receivable, net(1)(2)(3)	$3,780	$4,203	$7,983	$2,402	$2,068	$4,470
Investment securities-taxable	(400)	880	480	(469)	457	(12)
Investment securities-nontaxable(4)	(125)	(49)	(174)	(106)	10	(96)
Federal funds sold and interest-bearing deposits	(1)	194	193	43	169	212
Other assets	6	(2)	4	—	(1)	(1)
Total interest income	3,260	5,226	8,486	1,870	2,703	4,573
Interest expense:
Savings deposits and interest bearing checking	77	1,532	1,609	(25)	723	698
Time deposits	1,077	3,159	4,236	673	1,520	2,193
Federal funds purchased and securities sold under agreements to repurchase	(22)	57	35	(70)	63	(7)
Notes Payable and Federal Home Loan Bank Advances	(88)	11	(77)	(98)	(134)	(232)
Subordinated debentures	210	(175)	35	—	—	—
Total interest expense	1,254	4,584	5,838	480	2,172	2,652
Net change in net interest income	$2,006	$642	$2,648	$1,390	$531	$1,921

(1)          Loans are net of deferred costs, less fees.

(2)          Non-accruing loans are included in the computation of average balances.

(3)          Interest income includes loan fees. These fees for the years ended December 31, 2006, 2005, and 2004 were $1,269,000, $1,230,000 and $967,000, respectively.

(4)          Income is adjusted for the tax effect of tax-exempt securities. The tax effects for the years ended December 31, 2006, 2005, and 2004 were $756,000, $800,000 and $861,000, respectively.

Provision for Loan Losses

A provision for losses on loans represents management’s determination of the amount necessary to be charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market areas, and other factors related to the collectibility of our loan portfolio. It is management’s practice to review the allowance on a monthly basis to determine the level of provision to be recognized in the allowance, and after considering the above factors, management recorded a provision for loan losses on loans totaling $1.0 million for the year ended 2006, $0.8 million for the year ended 2005, and $1.5 million for the year ended 2004. The increase in the provision recorded in 2006 compared to 2005 was primarily a result of increased loan balances in 2006 compared to 2005. Though loan balances increased proportionately more than the provision in 2006, and non-performing loans also increased, additional loan loss allowances were deemed not necessary because the additional non-performing credits are well-secured. The provision recorded for the year ended 2005 decreased from 2004 primarily as a result of the increased levels of loans secured by real estate which are secured by higher collateral values, therefore, not necessitating large amounts of loan loss reserves.

Non-Interest Income from Continuing Operations

The following table sets forth non-interest income from continuing operations for the indicated periods.

	Years ended December 31
	2006	2005	2004
	(In thousands)
Service charges	$3,658	$3,891	$3,952
Trust fees	720	702	664
Brokerage service revenue	230	167	234
Gain on sales of mortgage loans	584	887	1,264
Loss on sales of investment securities	(157)	(1)	(50)
Mortgage servicing fees, net of amortization	204	248	290
Merchant processing fees	35	65	188
ATM and debit card fees	527	444	368
Income from investment in bank owned life insurance	884	842	821
Other	527	461	419
Total non-interest income	$7,212	$7,706	$8,150

Non-interest income from continuing operations was $7.2 million for 2006, a $0.5 million, or 6.4%, decrease from 2005. This decrease was primarily a result of a decrease of gain on sales of mortgage loans resulting in a $0.3 million, or 34.2%, decrease in 2006 compared to 2005. The continued decrease in gain on sales of mortgage loans was the result of the steady decrease in volume of loans refinanced and originated and sold due to the stabilizing interest rate environment and higher rates than in previous years. We do not expect gain on sales of mortgage loans to increase materially unless interest rates decrease significantly. Further decreases in gain on sales of mortgage loans could occur in the event that long-term interest rates increase. Service charges decreased approximately $233,000 for the year ended 2006 compared to the year ended 2005 due to decreased volume of overdraft fees and decreased service charges, primarily due to the loss of one large retail account; however, this loss also lowered the associated processing costs. The Company incurred $157,000 loss on the sales of investment securities during 2006, due to decisions to restructure certain investments maintained in our portfolio in order to achieve higher yields in the future.

Non-interest income from continuing operations decreased $500 thousand during 2005 to $7.7 million, compared to $8.2 million during 2004. The decrease was primarily the result of a $400 thousand, or 30% decrease in gain on sales of mortgage loans as a result of the decrease in volume of loans refinanced and originated and sold due to the continued decline in mortgage banking activity as a result of the higher interest rate environment as compared to the interest rate environment of prior years. Also contributing to the decrease was a $100 thousand, or 65%, decrease in merchant processing fees from $188 thousand in 2004 to $65 thousand in 2005. The decrease in merchant processing fees was a result of selling our merchant processing portfolio in the fourth quarter of 2004. Since the sale of the portfolio, all merchant processing fee income is a result of a referral program with the vendor.

Non-Interest Expense from Continuing Operations

The following table presents non-interest expense for the indicated periods:

	Years ended December 31
	2006	2005	2004
	(In thousands)
Salaries and employee benefits	$12,299	$11,406	$10,638
Occupancy and equipment	3,127	2,759	2,765
Data processing	2,937	2,851	2,528
Professional fees	1,435	1,348	1,179
Marketing	408	378	355
Supplies	350	322	378
Intangible asset amortization	579	616	798
Trust preferred securities redemption amortization	823	—	—
Other	3,326	3,550	3,410
Total non-interest expenses	$25,284	$23,230	$22,051

Non-interest expense from continuing operations was $25.3 million for the year ended 2006, an increase of $2.1 million, or 9.0%, compared to $23.2 million for the year ended 2005. Salaries and employee benefits increased approximately $900,000, or 7.9%, as a result of hiring additional personnel and increased compensation expense. Part of the increase in compensation expense was related to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, (“SFAS No. 123(R)”) in January 2006. Stock-based compensation expense increased $218,000 during 2006 compared to 2005, largely due to the adoption of this accounting standard. Occupancy and equipment increased approximately $400,000 during 2006 primarily due to increased building and equipment maintenance and repair costs and a $91,000 write-down of the value of one of our buildings that will be sold. The largest contribution to the increase in non-interest expense was the $823,000 charge taken as a result of the restructuring of the Trust Preferred Securities. See Note (12) Subordinated Debentures in the notes to the consolidated financial statements for more information on the restructuring of the Trust Preferred Securities and the related charge.

Non-interest expense from continuing operations was $23.2 million for the year ended 2005, an increase of $1.2 million, or 5.4%, compared to $22.1 million for the year ended 2004. Salaries and employee benefits increased $768,000, or 7.2%, over 2004 primarily due to an increase in bonuses earned in 2005 of approximately $634,000 as compared to 2004. Data processing expense increased approximately $323,000 due to increases in computer license expense and other computer support. Additionally, professional fees increased $169,000, or 14.3%, primarily due to increased internal audit expenses. These increases were offset by a decrease in intangible asset amortization of $182,000, or 22.8%, primarily due to a reduction of the valuation allowance on mortgage servicing rights based on our valuation of the fair value of the mortgage servicing assets.

Income Tax Expense from Continuing Operations

We recorded income tax expense from continuing operations of $1,050,000 for 2006 compared to $944,000 for 2005, representing an increase of $106,000. The effective tax rate from continuing operations for 2006 and 2005 was 20.9% and 18.8%, respectively. An increase in taxable income contributed to the higher effective tax rate in 2006 compared to 2005. The effective tax rate was less than the statutory federal rate of 34.0% in 2006 and 2005 primarily due to municipal interest income and non-taxable income from our investment in bank owned life insurance.

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

Discontinued Operations

On February 25, 2005, we completed the sale of our insurance agency subsidiary for $6,836,000. Our investment in the subsidiary as of February 25, 2005 was approximately $7,000,000. A loss on the sale of the subsidiary of approximately $164,000 was recorded in the second quarter of 2005 upon finalization of the selling price and is presented, net of tax, as loss from discontinued operations in the accompanying consolidated financial statements. The sale was effective December 31, 2004. As a result of the sale, the insurance agency’s operations have been classified as a discontinued operation in the consolidated financial statements.

The insurance agency subsidiary was purchased on December 18, 2002 and operated as a subsidiary until its sale. Total consideration paid for the insurance agency when purchased in 2002 was $6,850,000. Cash of $5,000,000 was paid at closing. Additional consideration of $1,850,000 plus interest was paid to the previous owners because certain revenue contingencies were met during the years ended 2003 and 2004.

Certain revenue contingencies for both 2003 and 2004 were achieved resulting in additional cash consideration of $925,000 plus interest paid to the previous owners during the first quarter of 2004 for the 2003 fiscal year achievement and $925,000 was paid in the first quarter of 2005 for the 2004 fiscal year achievements. The 2005 payment was accrued at December 31, 2004 and included in the payables of TeamBank. Goodwill increased by $1,850,000 during 2004 as a result of these contingent payments. In compliance with annual impairment testing required by Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we recognized an impairment on goodwill of $174,000 during the fourth quarter of 2004.

Summarized results of operations related to the insurance agency are as follows for the year ended December 31, 2004.

Year ended December 31, 2004
(In thousands)
Insurance agency commissions	$4,153
Other income	193
Total income	4,346
Salary and employee benefits	3,092
Occupancy and equipment	338
Professional fees	90
Marketing	126
Supplies	39
Intangible asset amortization	170
Goodwill impairment	174
Intangible asset write-off	119
Other	455
Total expenses	4,603
Net loss from discontinued operations before income taxes	(257)
Income tax benefit	(39)
Net loss from discontinued operations, net of tax	$(218)

In August, 2006, the buyer of the insurance agency presented breach of warranty and representation claims, and on February 6, 2007 filed a complaint in the United States District Court for the Northern District of Oklahoma against certain officers of the Company, Team Financial, Inc., TeamBank, N.A. Asset Corporation, Mystic Capital Advisors Group, LLC, Robert Weatherbie, Michael Gibson and Kevin Donoghue. The complaint asserts claims for breach of contract, negligent misrepresentation, fraud and misrepresentation and civil conspiracy in connection with the sale of the insurance agency subsidiary that was sold to the buyer effective December 31, 2004. The Company believes the claims are without merit, and is pursuing a vigorous defense as well as pursuing available counterclaims against the plaintiff.

Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income. Our other comprehensive income is composed of the change in equity resulting from an increase or decrease in the market value of our available for sale investment securities, due to the changes in interest rates, net of tax.

Comprehensive income was $4.5 million for the year ended 2006, an increase of $2.8 million from $1.7 million for the year ended 2005. The increase was primarily the result of a $2.7 million increase in other comprehensive income due to the increase in unrealized gains on investment securities during 2006 compared to the unrealized losses experienced during 2005.

Comprehensive income was $1.7 million for the year ended 2005, a decrease of $1.0 million from $2.7 million for the year ended 2004. The decrease was primarily the result of a $1.4 million decrease in other comprehensive income as unrealized losses experienced during 2005 increased compared to the unrealized losses experienced during 2004.

Analysis of Financial Condition

Overview

Total assets were $756.4 million at December 31, 2006, an increase of $59.9 million, or 8.6%, from $696.5 million in total assets as of December 31, 2005. The increase in total assets was primarily due to an increase in loans receivable of $66.3 million, offset by a decrease in investment securities available for sale of $11.7 million.

Total assets were $696.5 million at December 31, 2005, compared to $664.1 million as of December 31, 2004, an increase of $32.4 million, or 4.9%. The increase in total assets was primarily due to an increase in loans receivable of $41.4 million. Offsetting this increase was a decrease in assets of discontinued operations of $8.3 million.

Loan Portfolio Composition

The following tables present the composition of our loan portfolio by type of loan at the dates indicated.

	December 31
	2006		2005		2004		2003		2002
	Principal Balance	Percent of Total	Principal Balance	Percent of Total	Principal Balance	Percent of Total	Principal Balance	Percent of Total	Principal Balance	Percent of Total
	(Dollars in thousands)
Loans secured by real estate

One to four family	$84,078	17.5%	$86,880	20.9%	$87,633	23.4%	$93,711	27.3%	$102,673	30.5%
Construction and land development	136,835	28.5	80,918	19.5	49,388	13.2	43,748	12.7	38,717	11.5
Commercial	145,747	30.3	136,318	32.9	122,007	32.6	103,568	30.2	84,751	25.2
Other	34,305	7.1	36,738	8.9	17,781	4.8	15,161	4.4	13,891	4.1
Total	400,965	83.4	340,854	82.2	276,809	74.0	256,188	74.6	240,032	71.4
Commercial and agricultural	67,403	14.0	63,080	15.2	82,889	22.2	70,734	20.6	71,835	21.4
Installment and other	18,661	3.9	17,176	4.1	19,863	5.3	21,819	6.4	29,716	8.8
Gross Loans	487,029	101.3	421,110	101.5	379,561	101.5	348,741	101.5	341,583	101.5
Less unearned fees	(532)	(0.1)	(929)	(0.2)	(790)	(0.2)	(646)	(0.2)	(597)	(0.2)
Total loans receivable	486,497	101.2	420,181	101.3	378,771	101.3	348,095	101.3	340,986	101.4
Less allowance for loan losses	(5,715)	(1.2)	(5,424)	(1.3)	(4,898)	(1.3)	(4,506)	(1.3)	(4,611)	(1.4)
Total net loans receivable	$480,782	100.0%	$414,757	100.0%	$373,873	100.0%	$343,589	100.0%	$336,375	100.0%

Total loans receivable were $486.5 million at December 31, 2006 compared to $420.2 million at December 31, 2005, representing an increase of $66.3 million, or 15.8%. The increase in total loans receivable was primarily due to increases in construction and land development and commercial real estate loans. The internal loan growth in these areas produced an increase of $55.9 million and $9.4 million, respectively, during 2006. Slightly offsetting the increase in our construction and land development and commercial real estate loans was a decrease in our one to four family loans and our farmland loans of $2.8 million and $2.9 million, respectively. Installment loans have continued to decrease as a percentage of our loan portfolio over the past several years as we have placed more emphasis on growing our small to mid-size business lending. At December 31, 2006 installment loans were $10.3 million, representing a $1.5 million decrease, or 12.7%, from installment loans at December 31, 2005 of $11.8 million.

Loans secured by real estate

Loans secured by real estate represent our largest loan category. At December 31, 2006 these loans totaled $401.0 million, a $60.1 million, or 17.6%, an increase from $340.9 million at December 31, 2005. The increase was generated from a $55.9 million, or 69.1% increase in construction and land development loans and a $9.4 million increase in commercial real estate loans. Other loans secured by real estate decreased $2.4 million from $36.7 million at December 31, 2005. The decline in our one to four family loan portfolio experienced in recent years continued in 2006 as this portfolio declined $2.8 million, or 3.2%. Included in one to four family loans were loans held for sale of $2.6 million at December 31, 2006 and $1.8 million at December 31, 2005. We typically sell fixed rate one to four family loans to the secondary market instead of holding such loans in our one to four family portfolio. We occasionally retain the servicing rights on these loans. Capitalized servicing rights are recorded at the time the loan is sold, thereby increasing the gain on sale by such amount. The balance of our mortgage servicing rights was $320,000 at December 31, 2006 compared to $403,000 at December 31, 2005.

Non-farm, non-residential commercial loans secured by real estate increased $9.4 million, or 6.9%, to $145.7 million at December 31, 2006 from $136.3 million at December 31, 2005. We have experienced steady growth in this area over the last five years. We anticipate continued growth in this loan portfolio with our continued emphasis on small to mid-size business loans in our metropolitan markets.

At December 31, 2005, loans secured by real estate totaled $340.9 million, a $64.1 million, or 23.2%, increase from $276.8 million at December 31, 2004. The increase was generated from a $31.5 million, or 63.8% increase in construction and land development loans and a $14.3 million, or 11.7%, increase in commercial real estate loans. Other loans secured by real estate increased $18.9 million from $17.8 million at December 31, 2004. The decline in our one to four family loan portfolio seen in recent years slowed in 2005 as this portfolio declined only $753,000, or 0.9%. At December 31, 2005, the balance of real estate loans held for sale was $1.8 million, representing a $1.3 million decrease from the balance at December 31, 2004 of $3.1 million.

Commercial and Agricultural

Commercial and agricultural loans were $67.4 million at December 31, 2006, an increase of $4.3 million, or 6.8%, from $63.1 million at December 31, 2005. Commercial loans include loans to service, retail, wholesale, and light manufacturing businesses. Agricultural loans include loans to farmers for production and other agricultural needs.

Commercial loans were $60.2 million at December 31, 2006, compared to $55.1 million at December 31, 2005, an increase of $5.1 million, or 9.3%. At December 31, 2005, commercial loans were $55.1 million compared to $68.0 million at December 31, 2004, a decrease of $12.9 million, or 19.0%.

At December 31, 2006, agricultural loans were $7.2 million compared to $8.0 million at December 31, 2005, a decrease of $0.8 million, or 10.0%. Agricultural loans at December 31, 2005 decreased $6.9 million or 46.3% from $14.9 million at December 31, 2004.

Installment and Other

Installment and other loans include automobile and other personal loans, leases and loans to state and political subdivisions. The majority of these loans are installment loans with fixed interest rates. Installment and other loans were $18.7 million at December 31, 2006, an increase of $1.5 million, or 8.7% from $17.2 million at December 31, 2005. At December 31, 2005, installment and other loans decreased $2.7 million, or 13.6%, from $19.9 million at December 31, 2004. Installment and other loans have been decreasing as a percentage of total loans over the past several years as we have placed less emphasis in this area and more emphasis on our small to mid-size business loans in our markets.

Loan Maturities

The following tables present, at December 31, 2006 and 2005, loans by maturity in each major category of our portfolio based on contractual schedules. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are re-evaluated using substantially the same credit procedures that are used when loans are made.

	December 31, 2006
		Over One Year
	One Year	Through Five Years		Over Five Years
	or Less	Fixed Rate	Variable	Fixed Rate	Variable	Total
	(In thousands)
Loans secured by real estate:
One to four family	$14,128	$9,518	$2,672	$12,055	$45,705	$84,078
Construction and land development	114,612	8,627	11,350	62	2,184	136,835
Commercial	20,273	46,257	12,464	5,383	61,370	145,747
Other	13,978	1,761	1,321	2,359	14,886	34,305
Total	162,991	66,163	27,807	19,859	124,145	400,965
Commercial and agricultural	39,068	9,698	5,822	5,309	7,505	67,402
Installment and other	4,018	10,768	—	1,710	2,166	18,662
Gross Loans	206,077	86,629	33,629	26,878	133,816	487,029
Less unearned fees	630	(66)	(32)	—	—	532
Total loans receivable	$205,447	$86,695	$33,661	$26,878	$133,816	$486,497

	December 31, 2005
		Over One Year
	One Year	Through Five Years		Over Five Years
	or Less	Fixed Rate	Variable	Fixed Rate	Variable	Total
	(In thousands)
Loans secured by real estate:
One to four family	$10,573	$7,924	$6,734	$13,099	$48,550	$86,880
Construction and land development	66,095	9,945	2,876	—	2,002	80,918
Commercial	31,523	28,151	9,515	5,758	61,371	136,318
Other	10,723	4,570	5,224	1,886	14,335	36,738
Total	118,914	50,590	24,349	20,743	126,258	340,854
Commercial and agricultural	32,545	15,222	6,906	2,533	5,874	63,080
Installment and other	3,890	10,444	—	1,815	1,027	17,176
Gross Loans	155,349	76,256	31,255	25,091	133,159	421,110
Less unearned fees	929	—	—	—	—	929
Total loans receivable	$154,420	$76,256	$31,255	$25,091	$133,159	$420,181

Non-performing assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans consist of loans 90 days or more delinquent and still accruing interest, non-accrual loans, and restructured loans. Loans are generally placed on non-accrual status when principal or interest is 90 days or more past due, or when, in the opinion of management, a reasonable doubt exists as to the collectibility of interest, regardless of the delinquency status of a loan, the accrual of interest income is typically discontinued and any interest accrued to date is reversed through a charge to interest income, unless the loans are well-secured and in the process of collection. While a loan is on non-accrual status, it is our policy that interest income is recognized only after payment in full of the past due principal. However, in some instances, we will collect interest on a cash basis for loans that are on non-accrual and recognize interest income when there is no doubt, in the opinion of management, that the interest and principal will be collected in full based on the collateral values and management’s analysis of the collectibility of the loan.

The following table presents information concerning the non-performing assets at the dates indicated.

	December 31
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accrual loans	$7,918	$2,343	$1,281	$5,481	$3,413
Loans 90 days past due and still accruing	434	1,184	420	641	1,163
Restructured loans	1,010	1,055	1,053	1,138	—
Non-performing loans	9,362	4,582	2,754	7,260	4,576
Other real estate owned	817	455	408	1,117	1,770
Total non-performing assets	$10,179	$5,037	$3,162	$8,377	$6,346
Non-performing loans as a percentage of total loans	1.92%	1.09%	0.73%	2.09%	1.34%
Non-performing assets as a percentage of total assets	1.35%	0.72%	0.48%	1.29%	0.97%

Total non-performing assets were $10.2 million at December 31, 2006 compared to $5.0 million at December 31, 2005, representing an increase of $5.2 million, or 102.0%. The increase in non-performing assets was due to an increase in non-accrual loans of $5.6 million and an increase in other real estate owned of $362,000. Loans 90 days past due and still accruing decreased $750,000 largely as a result of one relationship with an industrial distribution company for $375,000 that has since become current in 2007.

Non-performing loans increased $4.8 million, or 104.3%, to $9.4 million at December 31, 2006 from $4.6 million at December 31, 2005. The increase in non-performing loans was a result of an increase in non-accrual loans of $5.6 million. This increase was primarily due to a group of loans in our Missouri market from a diversified commercial customer totaling $4.9 million being on non-accrual status. The loans were placed on non-accrual status during the fourth quarter of 2006 based on their delinquent status. The loans are well-secured with real estate currently valued at $7.9 million. These loans were placed on non-accrual status during the fourth quarter of 2006 based on their delinquent status. To avoid foreclosure, the borrower agreed to make monthly payments on $4.3 million of these loans. The borrower has made the required monthly payments, and the interest payments were recorded on a cash basis to interest income. Subsequent to December 31, 2006, the borrower paid off approximately $2.2 million of the impaired loans. Currently, all loans with this customer are in good standing. Also included in non-accrual loans is an agriculture loan for approximately $500,000, which is 90% FSA guaranteed, so our exposure is only 10% of the loan.

Also included in the $7.9 million of non-accrual loans at December 31, 2006 were several small loan relationships, the largest of which was approximately $400,000 to an engineering company and subsequent to December 31, 2006, has been resolved. Non-accrual loans had approximately $176,000 specific reserves included in the allowance for loan losses at December 31, 2006. We do not anticipate losses on these credits in excess of the specific reserves. Restructured loans at December 31, 2006 consisted of ten relationships. The largest relationship included an agricultural loan restructured through Farmer Home Administration of approximately $532,000.

In addition to the non-accrual loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. These loans are primarily classified as substandard for regulatory purposes under the Company’s internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $24.6 million at December 31, 2006.

Other real estate owned was $817,000 at December 31, 2006 compared to $455,000 at December 31, 2005. Other real estate owned consisted of eight properties, consisting of three commercial buildings, three single family dwellings and two vacant lots at December 31, 2006. The properties are all located within our market areas. Management is working to sell the real estate as soon as practicable. During the year ended December 31, 2006, eleven properties held in other real estate owned were sold at a total net gain of approximately $37,000.

Non-performing assets as a percent of total assets were 1.35% at December 31, 2006, compared to 0.72% at December 31, 2005, and 0.48% at December 31, 2004. Non-performing assets will generally increase in times of economic uncertainty or stress. Management believes the level of non-performing assets may increase if economic weaknesses are experienced in 2007, although the magnitude of any increase in non-performing loans is not determinable.

Impaired loans

We consider a loan to be impaired when it is deemed probable by management that we will be unable to collect all contractual principal and interest payments in accordance with the terms of the original loan agreement. However, when determining whether a loan is impaired, management also considers the loan documentation, the current ratio of the loan’s balance to collateral value, and the borrower’s present financial position. Included as impaired loans are all loans contractually delinquent 90 days or more, all loans upon which accrual of interest has been suspended, all restructured loans, and all loans for which management has significant doubts as to the ultimate collectibility of principal and interest.

At December 31, 2006, we had impaired loans totaling $14.5 million, which have related specific reserves of $1.9 million. This compares to $8.6 million of impaired loans, which had related specific reserves of $2.9 million at December 31, 2005. The increase in impaired loans was the result of the increase in non-accrual loans described above. The average recorded investment in impaired loans was $12.6 million during 2006 and $12.2 million during 2005. Interest income recognized on impaired loans during the period the loans were considered to be impaired for 2006 and 2005 approximated $605,000 and $813,000, respectively. Impaired loans will generally increase in times of economic uncertainty or stress. Management believes the level of impaired loans could increase if economic weaknesses are experienced in our market area during 2007.

Allowance for Loan Losses

Credit losses are inherent in the lending business. The risk of loss will vary with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and the quality of the collateral of the loan.

Management maintains our allowance for loan losses based on historical experience, an evaluation of economic conditions and regular review of delinquencies and loan portfolio quality. Based upon these factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and maintains an allowance for probable loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectibility is considered questionable. Since certain lending activities involve greater risks, the percentage applied to specific loan types may vary. The allowance is increased by provisions for loan losses and reduced by loans charged off, net of recoveries.

We actively manage our past due and non-performing loans in an effort to minimize credit losses and monitor asset quality to maintain an adequate loan loss allowance. Although management believes our allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the most current information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to non-performing or performing loans. Accordingly, there can be no assurance that our allowance for loan losses will be adequate to cover loan losses or that significant increases to the allowance will not be required in the future if economic conditions should worsen. Material additions to the allowance for loan losses would result in a decrease of our net income and capital and could result in an inability to pay dividends, among other adverse consequences.

The following table sets forth information regarding changes in the allowance for loan losses for the periods indicated.

	Year ended December 31
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Average total loans	$458,123	$403,234	$365,587	$341,782	$335,194
Total loans at end of year	486,497	420,181	378,771	348,095	340,986
Allowance at beginning of year	5,424	4,898	4,506	4,611	4,392
Loans charged off:
Real estate:
One to four family	(117)	(87)	(307)	(229)	(238)
Construction	(20)	—	(200)	—	(18)
Other	(59)	—	(218)	(2)	(103)
Commercial	(441)	(293)	(267)	(1,296)	(561)
Lease financing receivables	—	—	(16)	(32)	(20)
Installment and other	(234)	(331)	(298)	(688)	(635)
Total charge-offs	(871)	(711)	(1,306)	(2,247)	(1,575)
Recoveries:
Real estate:
One to four family	16	39	16	49	13
Construction	—	5	3	7	29
Other	5	7	—	80	19
Commercial	76	175	38	35	38
Lease financing receivables	—	1	6	—	22
Installment and other	114	190	170	181	239
Total recoveries	211	417	233	352	360
Net charge-offs	(660)	(294)	(1,073)	(1,895)	(1,215)
Provision for loan losses	951	820	1,465	1,790	1,434
Allowance at end of year	$5,715	$5,424	$4,898	$4,506	$4,611
Ratio of net charge-offs to average total loans	0.14%	0.07%	0.29%	0.55%	0.36%
Allowance to total loans at end of year	1.17%	1.29%	1.29%	1.29%	1.35%
Allowance to non-performing loans	57.1%	118.4%	177.9%	62.10%	100.76%

The decrease in the allowance as a percent of non-performing loans was due to higher collateral values securing the non-performing loans in 2006 compared to 2005. Net charge-offs were $660,000 for 2006 compared to $294,000 for 2005. Net charge-offs for 2006 consisted of several credits. The largest charge-off during 2006 was approximately $174,000 for a commercial loan.

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

	December 31
	2006		2005		2004		2003		2002
	Amount of Gross Allowance	Loans in Category as a Percentage of Total Loans	Amount of Gross Allowance	Loans in Category as a Percent age of Total Loans	Amount of Gross Allowance	Loans in Category as a Percentage of Total Loans	Amount of Gross Allowance	Loans in Category as a Percentage of Total Loans	Amount of Gross Allowance	Loans in Category as a Percentage of Total Loans
	(Dollars in thousands)
Loans secured by real estate:

One to four family	$345	17.3%	$417	20.7%	$423	23.1%	$397	27.0%	$16	30.1%
Construction and land development	1,214	28.1%	705	19.3	402	13.0	635	13.0	575	11.3
Commercial & other	624	37.1%	1,035	41.1	1,137	36.9	944	34.0	784	28.8
Commercial and agricultural	2,619	13.9%	2,588	15.0	2,331	21.9	1,638	20.0	2,102	21.1
Lease financing receivables	18	0.6%	6	0.3	9	0.4	8	—	14	—
Installment and other	593	3.0%	582	3.6	393	4.7	602	6.0	864	8.7
Unallocated	302	—	91	—	203	—	282	—	256	—
	$5,715	100.0%	$5,424	100.0%	$4,898	100.0%	$4,506	100.0%	$4,611	100.0%

The provision for loan losses takes into account many factors such as our historical experience with loan losses and an evaluation of the risks in the loan portfolio at any given time, including changes in economic, operating, and other conditions of borrowers, the economies in our areas of operations and to a lesser extent, the national economy. The Company relies on quarterly economic trend reports for the Kansas City metropolitan market and the Colorado Springs metropolitan market. The allowance for loan losses allocated to construction and land development increased approximately $509,000 at December 31, 2006 compared to December 31, 2005 due to an increase in the allocation of the allowance associated with historical trends and economic for our market conditions coupled with an increased balance in this category in 2006 compared to 2005. The allowance for loan losses allocated to commercial and other loans secured by real estate decreased $411,000 due to the decreases in the allowance required based on historical and economic trends for our market compared to the prior year. The allowance for loan losses allocated to commercial and agricultural loans increased approximately $31,000 due to an increase in specific reserves of $138,000, offset by a decrease in historic and economic reserves allocated to commercial and agriculture loans at 2006 compared to 2005.

Investments

We invest a portion of our available funds in short-term and long-term instruments, including federal funds sold and investment securities. Our investment portfolio is designed to provide liquidity for cash flow requirements, to assist in managing interest rate risk, and to provide collateral for certain public deposits and other borrowing arrangements. At December 31, 2006 and 2005, the investment portfolio was comprised principally of mortgage-backed securities, obligations of U.S. government agencies and obligations of states and political subdivisions. Total investment securities at December 31, 2006 of $179.1 million represented a decrease of $11.3 million from total investment securities of $190.4 million at December 31, 2005. The decrease was primarily a result of a decrease in the securities of government-sponsored entities of $6.1 million, the proceeds of which were used to fund the loan portfolio growth.

We initiated a long-term balance sheet management strategy starting in the fourth quarter of 2001 to increase the asset sensitivity of our balance sheet with the expectation of benefiting from an anticipated increase in interest rates and to borrow long-term borrowings during the period of historically low interest rates.

Under this strategy we borrowed $87.0 million in Federal Home Loan advances and purchased short-term investment securities and funded loans. The Federal Home Loan Bank borrowings, which carry an average rate of 4.09%, upon origination consisted of $69.0 million in 10-year fixed rate advances convertible to floating rate advances if LIBOR increases to a range of 6.0% to 7.50% within the 10 years, $10.0 million in 5-year fixed rate advances convertible to floating rate advances if LIBOR increases to 7.50% within the 5 years, $5.0 million in 10-year floating rate advances and $3.0 million in 3-year fixed rate advances. As of December 31, 2006, we had outstanding balances of $85 million on these Federal Home Loan Bank borrowings.

A decreasing interest rate environment may cause an unfavorable impact on net interest income and net interest margin and an increasing interest rate environment may increase net interest income and net interest margin over the remaining borrowing period.

The following table presents our investment portfolio at December 31, 2006 and 2005. “Other” investments is comprised of Federal Home Loan Bank of Topeka common stock, Federal Reserve Bank common stock and certain equity securities, all of which carry no stated maturity.

	2006	2005
	(In thousands)
Investment securities available for sale (at fair value):
Government-sponsored entities	$53,913	$59,986
Obligations of state and political subdivisions	27,967	29,733
Mortgage-backed securities	82,850	85,422
Other	5,185	6,443
Total investment securities available for sale	169,915	181,584
Equity securities
Marketable	164	156
Non-marketable	9,061	8,669
Total investment securities	$179,140	$190,409

The following tables set forth a summary of the contractual maturities in the investment portfolio at December 31, 2006 and December 31, 2005.

	December 31, 2006
	One year or less		Over one years through five years		Over five years through ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Government-sponsored entities	$1,691	4.58%	$14,725	3.69%	$25,742	5.06%	$11,755	5.07%	$53,913	4.67%
Obligations of states and political subdivisions	1,169	3.99	6,764	4.48	11,807	4.11	8,227	4.30	27,967	4.25
Other	—		—		—		5,185	4.71	5,185	4.71
	2,860		21,489		37,549		25,167		87,065
Mortgage-backed securities	—		—		—		—		82,850	5.07
Equity securities(1)	—		—		—		—		9,225
Total investment securities	$2,860		$21,489		$37,549		$25,167		$179,140

	December 31, 2005
	One year or less		Over one years through five years		Over five years through ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Government-sponsored entities	$11,065	3.22%	$19,719	3.50%	$20,048	4.78%	$9,154	4.58%	$59,986	4.04%
Obligations of states and political subdivisions	989	4.73	4,691	4.31	14,604	4.33	9,449	4.18	29,733	4.29
Other	—		463	6.75	432	7.80	5,548	4.98	6,443	5.30
	12,054		24,873		35,084		24,151		96,162
Mortgage-backed securities	—		—		—		—		85,422	4.90
Equity securities(1)	—		—		—		—		8,825
Total investment securities	$12,054		$24,873		$35,084		$24,151		$190,409

(1)          Equity securities consists principally of Federal Home Loan Bank of Topeka common stock and Federal Reserve Bank stock, which have no stated maturity

Deposits

Deposits are the major source of our funds for lending and other investments. Deposits are attracted principally from within our primary market areas through the offering of a broad variety of deposit instruments for individual and corporate customers. At December 31, 2006, total deposits totaled $562.9 million, a $55.0 million, or 10.8% increase from $507.9 million at December 31, 2005. The increase was a result of an increase in certificates of deposits of $39.6 million, primarily due to branch promotional campaigns and an increase in public funds in the fourth quarter of 2006. In addition to the deposits raised through our branches, we also obtained $13 million in brokered CD’s in order to meet funding requirements. Average balance for checking, savings and money market deposits was $266.6 million for 2006 compared to $255.2 million for the same accounts in 2005.

The following table sets forth the average balances and weighted average rates for categories of deposits for the periods indicated.

	For the years ended December 31
	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Non-interest-bearing demand	$78,266	—	$73,972	—	$68,256	—
Interest-bearing demand and money market	157,862	2.12%	148,059	1.18%	151,871	0.70%
Savings	30,503	0.75%	33,206	0.67%	33,045	0.64%
Time	262,296	4.21%	226,889	3.01%	198,123	2.34%
Total	$528,927		$482,126		$451,295

The following table summarizes at December 31, 2006 and December 31, 2005, our certificates of deposit of $100,000 or more by time remaining until maturity.

	December 31
	2006	2005
	(In thousands)
Remaining maturity:
Less than three months	$34,053	$26,695
Three to six months	25,836	20,379
Six months to one year	30,398	11,953
One year and over	10,534	15,346
Total	$100,821	$74,373

Derivative Financial Instruments

We do not utilize derivative instruments as part of our overall interest rate sensitivity management strategy to mitigate exposure to interest rate risk.

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

At December 31, 2006, FHLB borrowings aggregated $108.1 million, compared to $111.1 million at December 31, 2005 and $111.9 million at December 31, 2004. As discussed in the investment section above, approximately $87.0 million of the FHLB borrowings are part of a long-term balance sheet strategy to increase the sensitivity of our balance sheet by borrowing long-term funds at historically low interest rates and purchasing short-term investments securities and fund loans. At December 31, 2006, the aggregate available and unused borrowing capacity of our subsidiary banks was approximately $8.9 million, which was available through a line of credit and term advances. FHLB borrowings are collateralized by FHLB common stock, investment securities and certain qualifying mortgage loans of our subsidiary banks.

TeamBank and Colorado National Bank are member banks of the Federal Reserve Bank and may use the Federal Reserve Bank discount window to meet short-term funding needs. Neither of our subsidiary banks utilized short-term Federal Reserve Bank borrowings during 2006 or 2005.

Subordinated Debentures

On August 10, 2001, Team Financial Capital Trust I (the Trust), a Delaware business trust formed by Team Financial, Inc., completed the sale of $15.5 million 9.50% Cumulative Trust Preferred Securities. The Trust used the net proceeds from the offering to purchase a like amount of Team Financial, Inc.’s 9.50% subordinated debentures. The debentures, maturing August 10, 2031, were the sole assets of the Trust. On or after August 10, 2006, we had the right to redeem the debentures, in whole or in part, at a redemption price specified in the governing indentures plus any accrued but unpaid interest to the redemption date.

On September 18, 2006, we redeemed all of the debentures and the Trust redeemed its trust preferred securities, at a redemption price equal to 100% of the principal amount of the Trust, or $15.5 million, plus interest accrued and unpaid through September 17, 2006. As a result of the redemption, we incurred a pretax charge, recorded as “trust preferred securities redemption amortization” to earnings of approximately $823,000 on the redemption date of the debentures. This charge was the unamortized portion of the offering cost that was being amortized over the original 30-year life of the debentures.

To fund the redemption, on September 14, 2006 we replaced the prior existing debentures and the former trust with Team Financial Capital Trust II, a pooled trust preferred security of $22.0 million at a variable rate of 1.65% above the 90-day LIBOR. The new trust preferred securities have a 30-year term maturing on October 7, 2035 and a call option 5 years after the issuance date. The new trust preferred securities did not have a placement or annual trustee fee associated with it. We expect to save approximately $338,000 annually based on the reduction in interest rates at the time of restructuring.

In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46 R), adopted in December 2003, the new Trust qualifies as a special purpose entity that is not required to be consolidated in our financial statements. The $22 million trust preferred securities issued by the Trust in September 2006 are reported on the records of the new Trust.

We continue to include the new trust preferred securities issued by Team Financial Capital Trust II in Tier I capital for regulatory capital purposes.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations in the normal course of business that are integral to our operations. The following table summarizes payments due per these contractual obligations at December 31, 2006.

	Payments Due By
	One Year or less	Over One to Three Years	Over Three to Five Years	Over Five Years	Total
	(In thousands)
Time deposits	$217,542	$60,548	$4,154	$—	$282,244
Repurchase agreements	6,215	—	—	—	6,215
Subordinated debentures FHLB advances and notes payable	10,000	5,000	67,681	48,069	130,750
Operating lease obligations	110	—	—	—	110
Loan commitments	59,983	12,486	1,945	11,675	86,089
Data processing contracts	693	139	—	—	832
Total	$294,543	$78,173	$73,780	$59,744	$506,240

Payments on time deposits are based on contractual maturity dates. These funds may be withdrawn prior to maturity with or without penalties.

Included in subordinated debentures and notes payable in the above table is subordinated debt of $22,681,000. The debentures mature on October 7, 2035 and have a callable option five years after the issuance date. These debentures are included in the three to five year maturity category in the table above based on the date of earliest redemption.

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

Additionally, we offer standby letters of credit to our customers, which are a conditional, but irrevocable form of guarantee, issued to guarantee payment upon default of payment by our customer. Standby letters of credit are initially issued for a period of one year, but can be extended depending on customer needs. The contractual amount of standby letters of credit was $9,149,000 at December 31, 2006 and the maximum remaining term for any standby letter of credit is January 2009; however, we have several standby letters of credit that are backed by demand notes that automatically renew and have no stated maturity. Commitments for standby letters of credit do not necessarily represent future cash requirements.

Capital Resources

We actively monitor compliance with bank and financial holding company regulatory capital requirements, focusing primarily on risk-based guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, such as commitments to extend credit, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy, core capital and total capital, which consist of core and secondary capital. Historically, we have increased core capital through retention of earnings or capital infusions. The primary source of funds available to us is dividends by our subsidiary banks. Each subsidiary bank’s ability to pay dividends is subject to regulatory requirements. Core capital, also known as Tier 1 capital, generally includes common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries, less goodwill and intangible assets. No more than 25% of core capital elements may consist of cumulative preferred stock. The trust preferred securities, issued by our subsidiary, Team Financial Capital Trust II, to purchase Team Financial, Inc. subordinated debentures, is included in Tier I capital of Team Financial, Inc. for regulatory purposes. Total risk based capital, also known as Tier 2 capital, generally includes the allowance for loan losses limited to 1.25% of weighted risk assets, certain forms of perpetual preferred stock, as well as hybrid capital instruments.

The following tables present capital ratios as of the indicated dates.

	Risk Based Capital Ratios
	At December 31
	2006		2005		2004
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Core capital	$55,393	9.82%	$56,661	11.60%	$46,857	10.70%
Core capital minimum requirement(1)	22,563	4.00%	19,530	4.00%	17,524	4.00%
Excess	$32,830	5.82%	$37,131	7.60%	$29,333	6.70%
Total risk based capital	$61,108	10.83%	$62,085	12.72%	$51,755	11.81%
Total risk based capital requirement(1)	45,126	8.00%	39,061	8.00%	35,049	8.00%
Excess	$15,982	2.83%	$23,024	4.72%	$16,706	3.81%
Total risk adjusted assets	$564,072		$488,260		$438,109

	Leverage Ratios
	At December 31
	2006		2005		2004
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Core capital	$55,393	7.90%	$56,661	8.42%	$46,857	7.43%
Core capital minimum requirement(2)	28,040	4.00%	26,903	4.00%	25,213	4.00%
Excess	$27,353	3.90%	$29,758	4.42%	$21,644	3.43%
Average total assets	$701,005		$672,578		$630,323

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

Impact of Inflation and Changes in Prices

The primary impact of inflation on our operations is reflected in increasing operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on the performance of a financial institution than do changes in the general rate of inflation and changes in prices. Interest rate changes do not necessarily move in the same direction, or have the same magnitude, as changes in the prices of goods and services.

Recent Accounting Pronouncements

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payments, (“SFAS 123(R)”). This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share based payments with employees except for equity instruments held by employee share ownership plans. SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and became effective as of the beginning of 2006. The Company elected to adopt SFAS No. 123(R) using the modified prospective transition method and, accordingly, previously reported amounts have not been restated for the change in accounting. The Company adopted SFAS 123(R) effective January 1, 2006. Prior to fiscal year 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB 25, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. More information regarding the adoption of SFAS 123(R) is set forth in note 14 to the consolidated financial statements.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The interpretation is effective for fiscal years beginning after December 15, 2006, and the Company will begin applying the guidance in January, 2007. The adoption of FIN 48 will not have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements”, which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to quantify misstatements using both a balance sheet perspective (iron curtain approach) and income statement perspective (rollover approach) and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Prior year misstatements must be considered in quantifying misstatements in current year consolidated financial statements and if the effect of those misstatements is material to the current year, the prior year consolidated financial statements must be corrected even though such revision previously was and continues to be immaterial to the periods in which they originated.

During the fourth quarter of 2006, the Company completed its analysis under both the rollover and iron curtain approaches and adopted SAB 108, and in accordance with its provisions. The Company recorded a $631,000 cumulative increase, net of tax of $215,000, to retained earnings as of January 1, 2006. The net impact of the adoption of SAB 108 was material to the Company and resulted in an increase in book value per share $0.03 as of this date. The Company does not believe any of the amounts described below are material to the periods in which they originated using the rollover approach. The prior year misstatements were associated with certain loan origination costs which, prior to 2006, had not been deferred over the life of the loans as an adjustment to yield as is required by SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (SFAS 91), an over-accrual of the Company’s self insurance fund in years prior to 2005 and certain data processing expenses incurred in 2005 and that had been amortized over a shorter duration than their useful life. This resulted in the Company recording a $293,000 cumulative increase to deferred loan costs, net of tax of $100,000, a $247,000 cumulative decrease to other liabilities for the self-insurance fund, net of tax of $84,000, and a $91,000 increase to other assets for data processing, net of tax of $31,000.

In September 2006, the Emerging Issues Task Force Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, was ratified. This EITF Issue addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires an employer to recognize a liability for future benefits payable to its employees under these agreements. The effects of applying this Issue must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, the Issue is effective beginning January 1, 2008. The Company is currently evaluating the impact of adopting this interpretation on its financial position, results of operations, and liquidity.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

Liquidity

We continuously forecast and manage our liquidity in order to satisfy cash flow requirements of depositors, borrowers, and our own cash flow needs. We have developed internal and external sources of liquidity to meet our continued growth needs. These liquidity sources include, but are not limited to, raising deposits through branch promotional campaigns, purchasing brokered certificates of deposits, overnight funds, short term investment securities classified as available-for-sale and drawing on credit facilities established through the Federal Home Loan Bank of Topeka and other lines of credit established through US Bank.

Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At December 31, 2006 and December 31, 2005, these liquid assets totaled $207.2 million and $216.1 million, respectively. Included in these liquid assets are investment securities of $153.8 million at December 31, 2006 and $161.1 million at December 31, 2005 that were pledged as collateral for borrowings, repurchase agreements and for public funds on deposit.

At December 31, 2006 there was approximately $8.9 million borrowing capacity remaining under agreements with the Federal Home Loan Bank of Topeka.

During 2006, our loan portfolio increased approximately 15.8%. Decreased liquidity may result in the inability to continue this growth rate in the future or may result in an increased cost of funding. Deposit growth through branch promotional campaigns is expected to provide the primary source of funding for our loan growth, however, the use of brokered certificates of deposits is another source of additional funding should we need the funds.

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

Below is a static gap schedule as of December 31, 2006. This is just one of several tools which may be used to measure and manage interest rate sensitivity. Interest-earning assets and interest-bearing liabilities are presented below within selected time intervals based on their re-pricing and maturity characteristics. In this presentation, the sensitivity position would be perfectly matched when an equal amount of assets and liabilities re-price during any given time period. Excess assets or liabilities re-pricing in a given time period results in the interest rate gap shown in the table. A positive gap indicates more assets than liabilities will re-price in that time period, while a negative gap indicates more liabilities than assets will re-price.

	Static Gap Analysis at December 31, 2006
	3 months or less	4 through 12 months	13 through 36 months	37 through 60 months	61 through 120 months	More than 120 months	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net of unearned income	$93,821	$111,626	$75,437	$44,919	$56,039	$104,655	$486,497
Investment securities	9,927	2,468	10,977	11,885	41,627	102,256	179,140
Federal funds sold and interest-bearing deposits	22,621	—	—	—	—	—	22,621
Other assets	681	—	—	—	—	—	681
Total interest-earning assets	$127,050	$114,094	$86,414	$56,804	$97,666	$206,911	$688,939
Interest bearing liabilities:
Savings deposits and interest-bearing checking	$204,724	$—	$—	$—	$—	$—	$204,724
Time deposits under $100,000	28,712	98,545	50,919	3,245	2	—	181,423
Time deposits over $100,000	34,053	56,234	9,629	905	—	—	100,821
Federal funds purchased and securities sold under agreements to repurchase	6,215	—	—	—	—	—	6,215
Federal Home Loan Bank Advances	—	10,000	5,000	45,000	47,373	696	108,069
Notes payable and subordinated debentures	22,881	—	—	—	—	—	22,881
Total interest-bearing liabilities	$296,585	$164,779	$65,548	$49,150	$47,375	$696	$642,133
Periodic repricing gap	$(169,535)	$(50,685)	$20,866	$7,654	$50,291	$206,215	$64,806
Cumulative repricing gap	(169,535)	(220,220)	(199,354)	(191,700)	(141,409)	64,806
Periodic repricing gap as a percent of interest earning assets	(133.44)%	(44.42)%	24.15%	13.47%	51.49%	1.00%
Cumulative repricing gap as a percent of interest earning assets	(133.44)%	(193.02)%	(230.70)%	(337.48)%	(144.79)%	0.31%

The table indicates that we are asset sensitive in the 13 through 36 month period, the 61 through 120 month period, and more than 120 months, and are liability sensitive for all other periods. The liability sensitivity during the three months or less period is primarily due to the classification of savings and interest-bearing checking as three months or less as these funds may be withdrawn at any time. This means that during the first period classification, interest-bearing liabilities re-price faster than interest-earning assets, thereby improving net interest income when rates are falling and reducing net interest income when rates are rising. While the “static gap” method is a widely used measure of interest sensitivity, it is not, in management’s opinion, the only indicator of our interest rate sensitivity.

The following table indicates that at December 31, 2006, if there had been a sudden and sustained increase in prevailing market interest rates, our 2007 net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.

	Net Interest	(Decrease)	Percent
Change in Interest Rates	Income	Increase	Change
	(Dollars in thousands)
200 basis point rise	$23,498	$770	3.39%
100 basis point rise	23,113	385	1.69
Base rate scenario	22,728	—	—
100 basis point decline	22,065	(663)	(2.92)
200 basis point decline	20,839	(1,889)	(8.31)

We believe we are appropriately positioned for future interest rate movements, although we may experience fluctuations in net interest income due to short-term timing differences between the re-pricing of assets and liabilities.

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Team Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Team Financial, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team Financial, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of quantifying errors and its method of accounting for share-based compensation in 2006.

/s/ KPMG LLP

Kansas City, Missouri
March 30, 2007

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2006 and 2005
(In thousands)

	December 31, 2006	December 31, 2005
Assets
Cash and due from banks	$14,529	$14,592
Federal funds sold and interest bearing bank deposits	22,621	19,768
Cash and cash equivalents	37,150	34,360
Investment securities:
Available for sale, at fair value (amortized cost of $171,301 and $183,719 at December 31, 2006 and December 31, 2005, respectively)	170,079	181,740
Non-marketable equity securities (amortized cost of $9,061 and $8,669 at December 31, 2006 and December 31, 2005, respectively)	9,061	8,669
Total investment securities	179,140	190,409
Loans receivable, net of unearned fees	486,497	420,181
Allowance for loan losses	(5,715)	(5,424)
Net loans receivable	480,782	414,757
Accrued interest receivable	5,558	4,607
Premises and equipment, net	17,628	16,359
Assets acquired through foreclosure	817	455
Goodwill	10,700	10,700
Intangible assets, net of accumulated amortization	2,659	3,223
Bank-owned life insurance policies	19,926	19,173
Other assets	2,068	2,486
Total assets	$756,428	$696,529
Liabilities and Stockholder’s Equity
Deposits:
Checking deposits	$194,979	$186,791
Savings deposits	28,536	31,944
Money market deposits	57,123	46,465
Certificates of deposit	282,244	242,678
Total deposits	562,882	507,878
Securities sold under agreements to repurchase	6,215	4,036
Federal Home Loan Bank advances	108,069	111,131
Treasury tax and loan	200	202
Subordinated debentures	22,681	16,005
Accrued expenses and other liabilities	5,864	3,928
Total liabilities	705,911	643,180
Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 4,501,516 and 4,499,470 shares issued; 3,594,784 and 4,034,995 shares outstanding at December 31, 2006 and December 31, 2005, respectively	27,901	27,880
Capital surplus	680	417
Retained earnings	34,449	30,941
Treasury stock, 906,732 and 464,475 shares of common stock at cost at December 31, 2006, and December 31, 2005, respectively	(11,707)	(4,583)
Accumulated other comprehensive loss	(806)	(1,306)
Total stockholders’ equity	50,517	53,349
Total liabilities and stockholders’ equity	$756,428	$696,529

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2006, 2005, and 2004
(Dollars in thousands, except per share data)

	2006	2005	2004
Interest Income:
Interest and fees on loans	$35,761	$27,778	$23,308
Taxable investment securities	7,832	7,352	7,364
Nontaxable investment securities	1,038	1,168	1,203
Other	508	311	100
Total interest income	45,139	36,609	31,975
Interest Expense:
Deposits:
Checking deposits	1,845	1,124	570
Savings deposits	229	222	212
Money market deposits	1,508	627	493
Certificates of deposit	11,059	6,823	4,630
Federal funds purchased and securities sold under agreements to repurchase	171	136	143
FHLB advances payable	4,540	4,696	4,865
Notes payable and other borrowings	141	62	125
Subordinated debentures	1,588	1,553	1,553
Total interest expense	21,081	15,243	12,591
Net interest income before provision for loan losses	24,058	21,366	19,384
Provision for loan losses	951	820	1,465
Net interest income after provision for loan losses	23,107	20,546	17,919
Non-Interest Income:
Service charges	3,658	3,891	3,952
Trust fees	720	702	664
Gain on sales of mortgage loans	584	887	1,264
Loss on sales of investment securities	(157)	(1)	(50)
Bank-owned life insurance income	884	842	821
Other	1,523	1,385	1,499
Total non-interest income	7,212	7,706	8,150
Non-Interest Expenses:
Salaries and employee benefits	12,299	11,406	10,638
Occupancy and equipment	3,127	2,759	2,765
Data processing	2,937	2,851	2,528
Professional fees	1,435	1,348	1,179
Marketing	408	378	355
Supplies	350	322	378
Intangible asset amortization	579	616	798
Trust Preferred Securities redemption amortization	823	—	—
Other	3,326	3,550	3,410
Total non-interest expenses	25,284	23,230	22,051
Income from continuing operations before income taxes	5,035	5,022	4,018
Income tax expense	1,050	944	222
Net income from continuing operations	3,985	4,078	3,796
Net loss from discontinued operations	—	(108)	(218)
Net income	$3,985	$3,970	$3,578
Basic income per share from continuing operations	$1.06	$1.01	$0.93
Diluted income per share from continuing operations	$1.03	$1.00	$0.93
Basic loss per share from discontinued operations	$—	$(0.03)	$(0.05)
Diluted loss per share from discontinued operations	$—	$(0.03)	$(0.05)
Basic income per share	$1.06	$0.98	$0.88
Diluted income per share	$1.03	$0.97	$0.83
Shares applicable to basic income per share	3,765,118	4,038,097	4,060,587
Shares applicable to diluted income per share	3,859,442	4,094,793	4,094,714

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2006, 2005, and 2004
(In thousands)

	2006	2005	2004
Net income	$3,985	$3,970	$3,578
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale, net of tax of $204, $(1,174), and $(494) for the years ended December 31, 2006, 2005, and 2004, respectively	396	(2,279)	(958)
Reclassification adjustment for (gains) losses included in net income, net of tax of $53, $0, and $17 for the years ended December 31, 2006, 2005, and 2004, respectively	104	1	33
Other comprehensive income (loss), net	500	(2,278)	(925)
Comprehensive income	$4,485	$1,692	$2,653

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2006, 2005, and 2004
(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance, December 31, 2003	$27,448	$292	$25,979	$(3,212)	$1,897	$52,404
Treasury stock purchased (142,992 shares)	—	—	—	(1,683)	—	(1,683)
Common stock issued in connection with compensation plans (47,115 shares)	393	—	—	—	—	393
Contribution of shares of treasury stock to Company ESOP (30,500 shares)	—	7	—	358	—	365
Decrease in additional paid in capital in connection with compensation plans	8	(8)	—	—	—	—
Increase in additional paid in capital in connection with compensation plans	—	15	—	—	—	15
Net income	—	—	3,578	—	—	3,578
Dividends ($0.32 per share)	—	—	(1,293)	—	—	(1,293)
Other comprehensive income (loss), net of $(477) in taxes	—	—	—	—	(925)	(925)
Balance, December 31, 2004	27,849	306	28,264	(4,537)	972	52,854
Treasury stock purchased (6,100 shares)	—	—	—	(93)	—	(93)
Common stock issued in connection with compensation plans (2,717 shares)	31	—	—	—	—	31
Issuance of Treasury Shares in connection with compensation plans (4,200 shares)	—	(18)	—	47	—	29
Increase in additional paid in capital in connection with compensation plans	—	129	—	—	—	129
Net income	—	—	3,970	—	—	3,970
Dividends ($0.32 per share)	—	—	(1,293)	—	—	(1,293)
Other comprehensive income (loss), net of $(1,174) in taxes	—	—	—	—	(2,278)	(2,278)
Balance, December 31, 2005	$27,880	$417	$30,941	$(4,583)	$(1,306)	$53,349
Cumulative effect adjustment as a result of the implementation of SEC Staff Accounting Bulletin No. 108 net of tax of $215; see note 1 to the consolidated financial statements	—	—	416	—	—	416
Treasury stock purchased (448,657 shares)	—	—	—	(7,259)	—	(7,259)
Common stock issued in connection with compensation plans (2,046 shares)	21	—	—	—	—	21
Issuance of Treasury Shares in connection with compensation plans (8,400 shares)	—	(47)	—	135	—	88
Increase in capital surplus in connection with compensation plans	—	310	—	—	—	310
Net income	—	—	3,985	—	—	3,985
Dividends ($0.24 per share)	—	—	(893)	—	—	(893)
Other comprehensive income, net of $257 in taxes	—	—	—	—	500	500
Balance, December 31, 2006	$27,901	$680	$34,449	$(11,707)	$(806)	$50,517

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005, and 2004
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$3,985	$3,970	$3,578
Loss (Income) from discontinued operations	—	108	218
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	951	820	1,465
Depreciation and amortization	2,188	2,479	2,868
Asset impairment	91	—	—
Contribution of common stock to ESOP	—	—	365
Deferred income taxes	(493)	(482)	(386)
Stock-based compensation expense	310	129	15
Increase in cash surrender value of bank owned life insurance	(753)	(713)	(704)
Net (gain) loss on sales of investment securities	157	(1)	50
Stock dividends	(392)	(317)	(226)
Net gain on sales of mortgage loans	(584)	(887)	(1,264)
Net (gain) loss on sales of assets	51	(57)	138
Proceeds from sale of mortgage loans	39,975	52,399	62,507
Origination of mortgage loans for sale	(40,365)	(50,456)	(63,539)
Net (increase) decrease in other assets	(67)	(200)	62
Net (decrease) increase in accrued expenses and other liabilities	2,527	1,646	(217)
Net cash flows from operating activities of discontinued operations	—	—	(1,486)
Net cash provided by operating activities	7,581	8,438	3,444
Cash flows from investing activities:
Net increase in loans	(66,477)	(43,256)	(29,985)
Proceeds from sale of investment securities available-for-sale	11,818	1,014	8,593
Proceeds from maturities and principal reductions of investment securities available-for-sale	25,741	40,656	74,292
Purchases of investment securities available-for-sale	(25,649)	(44,004)	(56,627)
Purchase of premises and equipment, net	(2,795)	(2,299)	(2,820)
Proceeds from sales of assets	343	260	731
Cash paid for acquisitions	—	(925)	(925)
Net cash received from sale of discontinued operations	—	6,892	—
Net cash flows from investing activities of discontinued operations	—	—	753
Net cash used in investing activities	(57,019)	(41,662)	(5,988)
Cash flows from financing activities:
Net increase in deposits	55,004	39,928	21,791
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	2,179	(1,633)	(1,511)
Payments on Federal Home Loan Bank advances	(81,134)	(10,794)	(12,098)
Proceeds from Federal Home Loan Bank advances	78,072	10,010	12,779
Payments on notes payable	(12,064)	(9,785)	(7,990)
Proceeds of notes payable	12,062	6,443	8,312
Proceeds from company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures, net	6,475	—	—
Common stock issued	21	31	393
Purchase of treasury stock	(7,259)	(93)	(1,683)
Issuance of treasury stock	88	29	—
Dividends paid on common stock	(1,216)	(1,293)	(1,298)
Net cash provided by financing activities	52,228	32,843	18,695
Net change in cash and cash equivalents	2,790	(381)	16,151
Cash and cash equivalents at beginning of the year	34,360	34,741	18,590
Cash and cash equivalents at end of the year	$37,150	$34,360	$34,741
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$19,694	$14,611	$12,682
Income taxes	1,189	804	1,404
Noncash activities related to operations:
Assets acquired through foreclosure	806	559	2,243
Loans to facilitate the sale of real estate acquired through foreclosure	227	336	2,106
SAB 108 adjustments	416	—	—

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(1)          Summary of Significant Accounting Policies

The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies used in presenting the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries, Team Financial Acquisition Subsidiary, Inc., including TeamBank and its subsidiaries, and Post Bancorp including Colorado National Bank, all of which are collectively considered one segment. All material inter-company transactions, profits, and balances are eliminated in consolidation.

Financial Statement Presentation and Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reporting practices applicable to the banking industry. In preparing the consolidated financial statements under GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities as of the balance sheet dates and revenues and expenses for the reporting years. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

Securities Available-for-Sale

Securities to be held for indefinite periods of time, including securities that management intends to use as a part of its asset/liability strategy that may be sold in response to changes in interest rates, loan prepayments or growth, or other factors, are classified as available-for-sale and carried at fair value. Gains or losses on the sale of securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using the interest method over the period to call date and maturity date, respectively. A decline in the fair value of any security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Unrealized holding gains or losses, net of tax, for securities available-for-sale are reported as a component of other comprehensive income (loss).

Loans

Loans are stated at unpaid principal balances, reduced by unearned fees. Interest on loans is accrued and credited to income as it is earned using the simple interest method on daily balances of the principal amount outstanding. However, interest is generally not accrued on loans over 90 days contractually delinquent. Accrued interest income is reversed when a loan is placed on non-accrual status. While a loan is on non-accrual status, interest income is generally recognized only after payment in full of the past due principal. However, in some instances, interest collected is recognized on a cash basis for loans that are on non-accrual when there is no doubt, in the opinion of management, that the interest and principal will be collected in full based on the collateral values and management’s analysis of the collectibility of the loan.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

Prior to 2006, fees received on loans in excess of amounts representing the estimated cost of origination were deferred and credited to income using the interest method. Beginning in 2006, loan and commitment fees on loans, net of costs, are deferred and recognized in income over the term of the loan or commitment as an adjustment of yield. See discussion below regarding Staff Accounting Bulletin No. 108 under Recent Accounting Developments.

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

Allowances for Loan Losses

Impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, are recorded at the present value of the expected future cash flows discounted at the loan’s effective interest rate at the date of initial impairment, or, as a practical expedient, at the loan’s observable market prices or fair value of the collateral if the loan is collateral dependent. Management evaluates the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual.

A loan is considered to be impaired when it is deemed probable by management that we will be unable to collect all contractual principal and interest payments in accordance with the terms of the original loan agreement. However, when determining whether a loan is impaired, management also considers the loan documentation, the current ratio of the loan’s balance to collateral value, and the borrower’s present financial position. Included as impaired loans are loans contractually delinquent 90 days or more and all loans upon which accrual of interest has been suspended.

Management performs periodic and systematic detailed reviews to historical loss experience, an evaluation of economic conditions and regular review of delinquencies and loan portfolio quality. Based upon these factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for probable loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectibility is considered impaired. Since certain lending activities involve greater risks, the percentage applied to specific loan types may vary. The allowance provided is subject to review by our banking regulators.

Management believes that the allowance for loan losses as of December 31, 2006 is adequate for probable loan losses inherent in the loan portfolio. However, additions to or recaptures from the allowances may be

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

necessary based upon changes in economic conditions, borrower financial status, the regulatory environment, real estate values, and loan portfolio size and composition. As such, periodic provisions for estimated loan losses may vary from time to time.

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

Land, Premises and Equipment

Land is carried at cost. Other premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimate useful lives of the assets or the term of the related lease, whichever is shorter. Maintenance and repairs are charged to non-interest expense as incurred. The useful lives for the principal classes of assets are:

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

Bank Owned Life Insurance

Bank owned life insurance is recorded at the cash surrender value of the underlying policies. Income on the investments in the policies, net of insurance costs, is recorded as non-interest income. See note 2 to the consolidated financial statements.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

Insurance Agency Commissions

Insurance agency commissions are recorded as of the effective date of insurance coverage or the billing date, whichever is later. Contingent commissions and commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received, which is our first notification of amounts earned. Insurance agency commissions are included in net loss from discontinued operations in the 2004 consolidated financial statements.

Income Taxes

We file consolidated federal income tax returns. Certain income and expense items are treated differently for financial reporting purposes than for income tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary difference between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Based Compensation

The Company’s stock-based employee compensation plan is described in Note 14, Stock-Based Compensation. Prior to 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB 25, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. Beginning in 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, (“SFAS No. 123(R)”). This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share based payments with employees except for equity instruments held by employee share ownership plans. The Company elected to adopt SFAS No. 123(R) using the modified prospective transition method and, accordingly, previously reported amounts have not been restated for the change in accounting.

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

	Years ended
	2006	2005	2004
Basic weighted average common shares outstanding	3,765,118	4,038,097	4,060,587
Stock options	94,324	56,696	34,127
Diluted weighted average common shares outstanding	3,859,442	4,094,793	4,094,714

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

Recent Accounting Developments

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payments, (“SFAS 123(R)”). This statement requires that the cost resulting from all share-based transactions be recognized in the financial statement. SFAS establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share based payments with employees except for equity instruments held by employee share ownership plans. SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and became effective as of the beginning of 2006. The Company elected to adopt SFAS No. 123(R) using the modified prospective transition method and, accordingly, previously reported amounts have not been restated for the change in accounting. The Company adopted SFAS 123(R) effective January 1, 2006. Prior to fiscal year 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB 25, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. More informatio regarding the adoption of SFAS 123(R) is set forth in note 14 to the consolidated financial statements.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The interpretation is effective for fiscal years beginning after December 15, 2006, and the Company will begin applying the guidance in January, 2007. The adoption of FIN 48 will not have a material effect on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements”, which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to quantify misstatements using both a balance sheet perspective (iron curtain approach) and income statement perspective (rollover approach) and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Prior year misstatements must be considered in quantifying misstatements in current year financial statements and if the effect of those misstatements is material to the current year, the prior year financial statements must be corrected even though such revision previously was and continues to be immaterial to the periods in which they originated.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

During the fourth quarter of 2006, the Company completed its analysis under both the rollover and iron curtain approaches and adopted SAB 108, and in accordance with its provisions, the Company recorded a $631,000 cumulative increase, net of tax of $215,000, to retained earnings as of January 1, 2006. The net impact of the adoption of SAB 108 was material to the Company and resulted in an increase in book value per share $0.03 as of this date. The Company does not believe any of the amounts described below are material to the periods in which they originated using the rollover approaches. The prior year misstatements were associated with certain loan origination costs which, prior to 2006, had not been deferred over the life of the loans as an adjustment to yield as is required by SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (SFAS 91), an over-accrual of the Company’s self insurance fund in years prior to 2005 and certain data processing expenses incurred in 2005 and that had been amortized over a shorter duration than their useful life. This resulted in the Company recording a $293,000 cumulative increase to deferred loan costs, net of tax of $100,000, a $247,000 cumulative decrease to other liabilities for the self-insurance fund, net of tax of $84,000, and a $91,000 increase to other assets for data processing, net of tax of $31,000.

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

(2)          Discontinued Operations

On February 25, 2005, we completed the sale of our insurance agency subsidiary, Team Insurance Group, Inc. All of the issued and outstanding shares of the subsidiary were sold to an unaffiliated third party for total cash consideration of $6,836,000. Our investment in Team Insurance Group, Inc. at February 25, 2005 was approximately $7,000,000. A loss on the sale of the subsidiary of approximately $164,000 was recorded in the second quarter of 2005 upon finalization of the selling price and is presented, net of the tax effect of $56,000, in discontinued operations in the consolidated financial statements. The sale was effective December 31, 2004 and, therefore, the operations of the insurance subsidiary during 2005 were assumed by the new owners. As a result of the sale, the operations related to the insurance agency subsidiary have been classified as discontinued operations in the consolidated financial statements and notes to the consolidated financial statements.

Pursuant to the notice provisions of the agreement, the buyer had until August 25, 2006 to present any breach of warranty or representation claims. The buyer did present breach of warranty and representation claims within the allotted timeframe; however, we disagree with the buyer on the validity of those claims.

On February 6, 2007, a complaint was filed by the buyer in the United States District Court for the Northern District of Oklahoma against Team Financial, Inc., TeamBank, N.A. Asset Corporation, Mystic Capital Advisors Group, LLC, Robert Weatherbie, Michael Gibson and Kevin Donoghue, claiming breach of contract, negligent misrepresentation, fraud and misrepresentation and civil conspiracy in connection with the sale of the insurance agency subsidiary that was sold to the buyer effective December 31, 2004. Damages sought from the defendants include not less than $10 million in actual damages, not less than $10 million for consequential, and not less than $10 million for punitive damages. The Company believes the claims are without merit, and is pursuing a vigorous defense as well as available counterclaims against the plaintiff.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

Summarized results of operations of the insurance agency for the year ended December 31, 2004 are as follows:

2004
(In thousands)
Insurance agency commissions	$4,153
Other income	193
Total income	4,346
Salary and employee benefits	3,092
Occupancy and equipment	338
Professional fees	90
Marketing	126
Supplies	39
Intangible asset amortization	170
Goodwill impairment	174
Intangible asset write-off	119
Other	455
Total expenses	4,603
Net income (loss) from discontinued operations before income taxes	(257)
Income tax expense (benefit)	(39)
Net loss from discontinued operations, net of tax	$(218)

(3)          Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities are presented below:

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair value
	(In thousands)
Available for sale:
Debt securities:
Government-sponsored entities	$54,481	$81	$(649)	$53,913
Mortgage-backed securities	83,684	344	(1,178)	82,850
Nontaxable municipal securities	27,148	271	(167)	27,252
Taxable municipal securities	690	25	—	715
Other debt securities	5,200	32	(47)	5,185
Total debt securities	171,203	753	(2,041)	169,915
Equity securities	9,159	67	(1)	9,225
Total investment securities	$180,362	$820	$(2,042)	$179,140

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

Equity securities held at cost as of December 31, 2006 consist primarily of $7.5 million of Federal Home Loan Bank of Topeka stock and $1.5 million of Federal Reserve Bank stock. The Company is required to hold these securities as a member of the Federal Reserve system and the Federal Home Loan Bank of Topeka; these equity securities are restricted in that they can only be sold back at par or stated value.

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair value
	(In thousands)
Available for sale:
Debt securities:
Government-sponsored entities	$61,062	$32	$(1,108)	$59,986
Mortgage-backed securities	86,535	404	(1,517)	85,422
Nontaxable municipal securities	28,629	400	(168)	28,861
Taxable municipal securities	830	42	—	872
Other debt securities	6,555	40	(152)	6,443
Total debt securities	183,611	918	(2,945)	181,584
Equity securities	8,777	52	(4)	8,825
Total investment securities	$192,388	$970	$(2,949)	$190,409

Equity securities held at cost as of December 31, 2005 consist primarily of $6.8 million of Federal Home Loan Bank of Topeka common stock and $1.5 million of Federal Reserve Bank common stock.

Gross realized gains and losses on sale of investment securities available for sale are summarized as follows:

	Year ended December 31
	2006	2005	2004
	(In thousands)
Gain on sales of investment securities	$13	$25	$12
Loss on sales of investment securities	(170)	(26)	(62)
Net gain (loss) on sales of investment securities	$(157)	$(1)	$(50)
Proceeds from the sale of investmentsecurities	$11,818	$1,014	$8,593

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

Information on temporarily impaired securities at December 31, 2006 and 2005, segregated by those investments that have been in continuous unrealized loss position for less than 12 months and those investments that have been in continuous unrealized loss position for 12 months or longer, is summarized as follows:

	December 31, 2006
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Description of securities
Debt securities:
Government-sponsored entities	$3,990	$(10)	$39,572	$(639)	$43,562	$(649)
Mortgage-backed securities	4,921	(33)	52,545	(1,145)	57,466	(1,178)
Nontaxable municipal securities	4,588	(21)	6,579	(146)	11,167	(167)
Other debt securities	—	—	1,953	(47)	1,953	(47)
Total debt securities	13,499	(64)	100,649	(1,977)	114,148	(2,041)
Equity securities	4	—	6	(1)	10	(1)
Total temporarily impaired securities	$13,503	$(64)	$100,655	$(1,978)	$114,158	$(2,042)

	December 31, 2005
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Description of securities
Debt securities:
Government-sponsored entities	$23,615	$(344)	$30,052	$(764)	$53,667	$(1,108)
Mortgage-backed securities	45,512	(838)	21,002	(679)	66,514	(1,517)
Nontaxable municipal securities	8,355	(130)	1,158	(38)	9,513	(168)
Total debt securities	2,853	(152)	—	—	2,853	(152)
	80,335	(1,464)	52,212	(1,481)	132,547	(2,945)
Equity securities
Total temporarily impaired securities	7	(3)	6	(1)	13	(4)
	$80,342	$(1,467)	$52,218	$(1,482)	$132,560	$(2,949)

The table above represents 214 individual investment securities at December 31, 2006 where the current fair value is less than the related amortized cost. The unrealized losses on these temporarily impaired securities are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and changes in the level of prepayments for mortgage-backed securities. These unrealized losses are considered temporary based on our ability and intent to hold until values recover.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

Contractual maturities of investment securities are set forth in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2006		December 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Available-for-sale:
Due less than one year	$2,876	$2,860	$12,148	$12,054
Due after one through five years	21,659	21,489	25,296	24,872
Due after five through ten years	37,718	37,549	35,308	35,087
Due after ten years	25,266	25,167	24,324	24,149
Equity Securities	98	164	108	156
Mortgage-backed securities	83,684	82,850	86,535	85,422
	$171,301	$170,079	$183,719	$181,740
Non-marketable equity securities	9,061	9,061	8,669	8,669
Total investment securities	180,362	179,140	192,388	190,409

At December 31, 2006, securities with amortized cost of approximately $155.0 million and fair value of approximately $153.8 million were pledged as collateral to creditors, collateral for repurchase agreements, collateral for public funds on deposits and for other purposes as required by law. At December 31, 2005 securities with amortized cost of approximately $163.1 million and fair value of approximately $161.1 million and were pledged for the same purposes.

(4)          Loans

Major classifications of loans at December 31, 2006 and 2005 are as follows:

	2006		2005
	Total	Percent of Total Loans	Total	Percent of Total Loans
	(Dollars in thousands)		(Dollars in thousands)
Loans receivable:
Loans secured by real estate:
One to four family	$84,078	17.3%	$86,880	20.7%
Construction and land development	136,835	28.1	80,918	19.3
Nonfarm, nonresidential	145,747	30.0	136,318	32.4
Farmland	29,196	6.0	32,135	7.6
Multifamily	5,109	1.1	4,603	1.1
Commercial and industrial	60,177	12.4	55,128	13.1
Agricultural	7,226	1.4	7,952	1.9
Installment loans	10,344	2.1	11,843	2.8
Obligations of state and political subdivision	5,286	1.1	4,131	1.0
Lease financing receivables	3,031	0.6	1,202	0.3
Gross loans	487,029	100.1	421,110	100.2
Less unearned fees, net	532	0.1	929	0.2
Total loans receivable	$486,497	100.0%	$420,181	100.0%

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

Included in one-to-four family real estate loans are mortgage loans held for sale of approximately $2.6 million and $1.8 million at December 31, 2006 and 2005, respectively.

A summary of non-performing assets is as follows:

	December 31
	2006	2005
	(In thousands)
Non-performing assets:
Non-accrual loans:
Real estate loans	$6,801	$1,303
Commercial, industrial, and agricultural	721	906
Installment loans	396	134
Total non-accrual loans	7,918	2,343
Loans past due 90 days or more still accruing:
Real estate loans	271	604
Commercial, industrial, and agricultural	140	534
Installment loans	23	46
Total past due 90 days or more still accruing	434	1,184
Restructured loans	1,010	1,055
Total non-performing loans	9,362	4,582
Assets acquired through foreclosure	817	455
Total non-performing assets	$10,179	$5,037

An analysis of impaired loans is summarized as follows:

	Accrual status		Non-accrual status		Restructured Loans		Total impaired loans
	Principal	Specific Allowances	Principal	Specific Allowances	Principal	Specific Allowances	Principal	Specific Allowances
	(In thousands)
December 31, 2006	$5,617	$1,765	$7,918	$176	$1,010	$—	$14,545	$1,941
December 31, 2005	$5,157	$1,881	$2,343	$613	$1,055	$—	$8,555	$2,494

Average investment in impaired loans was $12,633,000 $12,221,000, and $8,887,000 during the years ended December 31, 2006, 2005 and 2004 respectively.

Activity related to loans made to our directors and executive officers during 2006 is presented below. Such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateralization (in thousands):

Loans to executive officers and directors at January 1, 2006	$3,687
Additions	5,067
Amounts collected	(4,422)
Balance at December 31, 2006	$4,332

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

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

(5)          Mortgage Banking Activities

We service first mortgage loans for secondary investors. Escrow balances are held on deposit for first mortgage loans serviced in our subsidiary banks. The aggregate first mortgage loans serviced and escrow balances held are as follows:

	December 31
	2006	2005
	(In thousands)
Mortgage loans serviced	$76,868	$88,959
Escrow deposits	493	501

Included in gain on sales of mortgage loans are capitalized mortgage servicing rights. A summary of the net mortgage servicing rights, which are included in intangible assets for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
	(In thousands)
Balance January 1	$403	$514	$656
Mortgage servicing rights capitalized during the year	16	29	80
Amortization	(100)	(140)	(222)
Valuation adjustment	—	—	—
Balance December 31	$319	$403	$514

Service fees earned, included in other income, were approximately $204,000, $248,000, and $290,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(6)          Allowance for Loan Losses

A summary of the allowances for loan losses for the years ended December 31, 2006, 2005, and 2004 is as follows:

	December 31
	2006	2005	2004
	(In thousands)
Balance, beginning of year	$5,424	$4,898	$4,506
Provision for loan losses	951	820	1,465
Charge-offs	(871)	(711)	(1,306)
Recoveries	211	417	233
Balance, end of year	$5,715	$5,424	$4,898

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

(7)          Premises and Equipment, Net

Major classifications of bank premises and equipment at December 31, 2006 and 2005 for continuing operations are summarized as follows:

	December 31
	2006	2005
	(In thousands)
Land	$4,666	$4,666
Bank premises	13,612	13,582
Furniture, fixtures, and equipment	9,061	10,952
Construction in process	1,694	60
	29,033	29,260
Less accumulated depreciation	11,405	12,901
	$17,628	$16,359

Depreciation expense from continuing operations aggregating $1,258,000, $1,231,000 and $1,194,000, for the years ended December 31, 2006, 2005, and 2004, respectively, is included in occupancy and equipment expense in the accompanying consolidated statements of operations.

Space in certain facilities is rented under operating leases extending to 2007. Rent expense for continuing operations related to the leases was approximately $110,000 during 2006, $108,000 during 2005 and $107,000 during 2004. Following is a summary of future minimum lease payments for years following December 31, 2006:

Minimum
Lease Payments
(In thousands)
2007	$110
Thereafter	—
$110

(8)          Goodwill and Intangible Assets

The following table presents the original cost and accumulated amortization of intangible assets for continuing operations.

	December 31
	2006		2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)		(In thousands)
Core deposit intangible	$6,400	$4,060	$6,400	$3,581
Mortgage servicing rights	2,465	2,146	2,450	2,046
Total intangible assets	$8,865	$6,206	$8,850	$5,627

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

Expected amortization expense is as follows:

	Estimated amortization expense
	Core Deposit	Mortgage
	Intangible	Servicing Rights	Total
	(In thousands)
Year ending December 31,
2007	$475	$62	$537
2008	391	62	453
2009	383	62	445
2010	383	62	445
2011	383	62	445
Thereafter	325	9	334

Goodwill was $10,700,000 at December 31, 2006 and December 31, 2005. There was no impairment of goodwill associated with continuing operations recorded for the years ended December 31, 2006, 2005 and 2004. See additional information in footnote 2, Discontinued Operations, for goodwill associated with discontinued operations in 2004.

(9)          Deposit Accounts

Deposits are summarized as follows:

	December 31
	2006	2005
	(In thousands)
Demand:
Noninterest bearing	$75,914	$76,011
Interest bearing:
NOW	119,065	110,780
Money market	57,123	46,465
Total interest bearing	176,188	157,245
Total demand	252,102	233,256
Savings	28,536	31,944
Time	282,244	242,678
Total deposits	$562,882	$507,878
Time deposits of $100,000 and over	$100,821	$74,373

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

Principal maturities of time deposits at December 31, 2006 are as follows:

Amount
(In thousands)
Year:
2007	$217,545
2008	54,273
2009	6,274
2010	2,552
2011	1,597
Thereafter	3
$282,244

(10)   Securities Sold under Agreements to Repurchase

Our obligation to repurchase securities sold at December 31, 2006 and 2005 aggregated approximately $6,215,000 and $4,036,000, respectively. Information concerning securities sold under agreements to repurchase is as follows:

	December 31
	2006	2005
	(Dollars in thousands)
Average monthly balance during the year	$4,496	$5,347
Average interest rate during the year	3.80%	2.54%
Maximum month-end balance during the year	$9,404	$12,936

At December 31, 2006 and 2005, such agreements were secured by investment securities.

(11)   Advances from the Federal Home Loan Bank, Notes Payable and Treasury Tax & Loan

Following is a summary of the advances from the Federal Home Loan Bank, treasury tax & loan and other borrowings at December 31:

	2006	2005
	(In thousands)
Federal Home Loan Bank borrowings at interest rates ranging from 3.52% to 6.96%; maturities ranging from 2007 to 2019; secured by real estate loans, investments securities, and Federal Home Loan Bank stock	$108,069	$111,131
Notes Payable	200	202
	$108,269	$111,331

The Company has a $6 million line of credit, interest floating at 2.00% over one month LIBOR, secured by common stock of subsidiary banks. As of December 31, 2006 and 2005, we did not have an outstanding balance on this line of credit. Interest of .1875% is payable on the unused line of credit amounts.

Our subsidiary banks maintain lines of credit with the Federal Home Loan Bank of Topeka approximating $168.0 million. As of December 31, 2006, our subsidiary banks had approximately $108.0 million

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

outstanding on the lines of credit and $51.0 million available of outstanding letters of credit, leaving available borrowings of approximately $8.9 million.

The Federal Home Loan Bank borrowings at December 31, 2006 consisted of $1,069,000 in fixed rate advances with interest ranging from 5.14%-6.96%, maturing in 2012 through 2019, $22,000,000 in variable rate advances with interest ranging from 3.52% to 5.87%, maturing in 2010 through 2015 and $85,000,000 in fixed rate advances convertible to floating rate if LIBOR increases to a range of 6.0% to 7.50%, interest ranging from 3.66% to 4.21%, maturing in 2007 through 2012.

Principal maturities on advances from the Federal Home Loan Bank, and treasury tax & loan at December 31, 2006 were as follows:

Amount
(In thousands)
Year:
2007	$10,200
2008	—
2009	5,000
2010	5,000
2011	40,000
Thereafter	48,069
$108,269

(12)   Subordinated Debentures

On August 10, 2001, Team Financial Capital Trust I (the Trust), a Delaware business trust formed by Team Financial, Inc., completed the sale of $15.5 million 9.50% Cumulative Trust Preferred Securities. The Trust used the net proceeds from the offering to purchase a like amount of Team Financial, Inc.’s junior subordinated debentures. The debentures were the sole assets of the Trust. On August 10, 2006, the Company had the right to redeem the debentures, in whole or in part, at a redemption price specified in the Indenture plus any accrued but unpaid interest to the redemption date.

On September 18, 2006, the Company redeemed all of the debentures and the Trust redeemed all of its trust preferred securities at a redemption price equal to 100% of the principal amount of the Trust, or $15.5 million, plus interest accrued and unpaid through September 17, 2006. As a result of the redemption of the securities, the Company incurred a pretax charge, recorded as “trust preferred securities redemption amortization” to earnings of approximately $823,000 on the redemption date of the debentures. This charge was the unamortized portion of the offering cost that was being amortized over the original life of the debentures.

To fund the redemption of the securities, the Company replaced the called debentures on September 14, 2006 with Team Financial Capital Trust II, a pooled trust preferred security of $22.0 million at a variable rate of 1.65% above the 90-day LIBOR. The new trust preferred securities have a 30-year term maturing on October 7, 2035 and a call option five years after the issuance date. The new trust preferred securities did not have a placement or annual trustee fee associated with it. The Company expects to save approximately $338,000 annually based on the reduction in interest rates at the time of restructuring.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R), adopted in December 2003, the new Trust qualifies as a special purpose entity that is not required to be consolidated in our financial statements. The $22 million trust preferred securities issued by the Trust are reported on the records of the new Trust.

The trust preferred securities issued by Team Financial Capital Trust II are included in Tier I capital for regulatory capital purposes.

(13)   Employee Benefit Plans

Eligible employees participate in our employee stock ownership plan (ESOP). ESOP contributions charged to salaries and benefits expense were approximately $355,000 in 2006, $250,000 in 2005 and $365,000 in 2004. The 2006 and 2005 contributions consisted of cash only. The 2004 contribution consisted of 30,500 shares of our common stock with a fair value of $11.95 per share.

Employees have the opportunity to purchase our common stock through the ESOP pursuant to Section 423 of the Internal Revenue Code. The price per share of the common stock under the ESOP is 85% of the fair market value of the stock at the commencement of each offering period. We issued 2,046 shares in January 2006 in exchange for cash of $21,197. The Company issued 2,717 and 7,915 shares in January 2005 and 2004, respectively, in exchange for cash of $30,485 and $67,000.

Under various performance incentive programs, employees may be granted awards for their performance based on certain financial and growth targets. Bonus awards for the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer are at the discretion of the Compensation Committee of the Board of Directors, and bonus awards for all other employees are at the discretion of executive management. Bonus awards may consist of cash, common stock, or a combination thereof. The Company recorded approximately $636,600, $643,900 and $74,800 to salaries and employee benefits expense as a result of the various bonus programs in 2006, 2005, and 2004, respectively.

Employees meeting certain conditions are eligible to participate in the Team Financial, Inc. 401(k) Savings Plan immediately upon their employment date. Upon meeting certain conditions, the Company matches 50% of the first 6% of deferred compensation that employees contribute to the Plan. Team Financial, Inc.’s contributions vest ratably over five years. We recorded $172,000, $164,000 and $186,400, to salaries and employee benefits expense as a result of this program in 2006, 2005, and 2004, respectively.

We have a nonqualified salary continuation plan for executive officers and certain other officers whereby the participant will receive monthly benefits for ten years commencing with the month after retirement or termination due to disability. The annual benefits for the participants accrue based upon a stated percentage ranging from 25% to 65% of the average of the highest of the participant’s salary for any three years in the five to ten year period immediately preceding termination of employment on or after the normal retirement date. In the event of death of certain participants, the plan provides a continuing benefit to the spouse based on a vesting schedule defined by a percentage of the participant’s age. The subsidiary banks charged $327,300, $306,800 and $285,500 to salary and employee benefits expense for 2006, 2005 and 2004, respectively, as a result of this program. In connection with the plan, we have recorded a liability of $1,466,400 and $1,144,400 at December 31, 2006 and 2005, respectively.

We have a nonqualified deferred compensation plan for executive officers and certain other bank officers whereby the officer may defer a stated percentage of salary ranging from 2% to 10% of compensation. The deferral amounts are matched by the Company based on a stated percentage ranging from 15% to 25%.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

We accrue interest on the deferred amounts based on a modified return on equity calculation, which includes the return on equity of our subsidiary bank, TeamBank, net of core deposit intangible asset amortization. We charged $55,000 during 2006, $40,600 during 2005 and $31,200 during 2004 to salary and employee benefits expense as a result of this program. A liability of $510,000 and $383,000 was recorded at December 31, 2006 and 2005, respectively, associated with this plan.

(14)   Stock-Based Compensation

The Company’s 1999 Stock Incentive Plan provides for the following stock and stock-based awards: restricted stock, stock options, stock appreciation rights and performance shares. All employees, directors and consultants are eligible to participate in the plan. Pursuant to the Plan, 470,000 shares of Team Financial, Inc. common stock are currently reserved for issuance under the stock option components of the Plan and as of December 31, 2006, up to 45,250 shares of our common stock were available to be issued under the plan. We charged approximately $310,000, $91,000 and $15,000 to compensation expense during 2006, 2005 and 2004, respectively, in connection with stock options to acquire shares of common stock granted at exercise prices below market value.

The Company generally grants stock options with either a one-year cliff vesting schedule and a ten year expiration from the date of grant, or with a three-year potential vesting schedule and a ten year expiration from the date of grant, with vesting at the discretion of the Executive Compensation Committee of the Board of Directors, which administers the plan.

Prior to 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB 25, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation. The following table illustrates what the Company’s share-based compensation expense and income per share would have been for the years ended December 31, 2005 and 2004 had the fair value method been used to account for stock-based compensation during that year in accordance with SFAS 123(R):

	Twelve Months Ended December 31
	2005	2004
	(in thousands, except per share data)
Net income:
As reported	$3,970	$3,578
Stock-based compensation expense included in reported net income, net of tax	60	10
Compensation expense determined under fair value, net of tax	(143)	(98)
Pro forma	$3,887	$3,490
Basic earnings per share:
As reported	$0.98	$0.88
Pro forma	0.96	0.86
Diluted earnings per share:
As reported	$0.97	$0.87
Pro forma	0.95	0.85
Shares applicable to basic earnings per share	4,038,097	4,060,587
Shares applicable to diluted earnings per share	4,094,793	4,094,714

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

Beginning in 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, (“SFAS No. 123(R)”). This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share based payments with employees except for equity instruments held by employee share ownership plans. The Company elected to adopt SFAS No. 123(R) using the modified prospective transition method and, accordingly, previously reported amounts have not been restated for the change in accounting. During the twelve months ended December 31, 2006, the Company recognized share-based compensation expense of approximately $310,000.

Stock compensation expense for options granted during the years ended December 31, 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	One-year options	Three-year options
Expected life in years	5	8
Expected volatility	16.08%	18.35%
Risk-free interest rate	4.59%	4.70%
Annual rate of quarterly dividends	2.19%	1.58%

The following table summarizes option activity for the twelve months ended December 31, 2006:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life in years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	303,850	$10.07
Granted	76,500	15.04
Exercised	(8,400)	10.54
Expired or forfeited	(4,250)	12.89
Outstanding at December 31, 2006	367,700	11.06	6.3	$4.94
Exercisable at December 31, 2006	295,100	$10.13	5.6	5.87

A summary of the Company’s nonvested options as of December 31, 2006 and changes during the year ended are presented below:

	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2005	54,600	$3.25
Granted	76,500	2.97
Vested	(56,500)	2.59
Expired or forfeited	(2,000)	2.88
Nonvested at December 31, 2006	72,600	2.83

On December 31, 2006, there was approximately $103,000 of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Company expects to recognize over a weighted-average period of 1.3 years. Due to the discretionary nature of the three-year options, these options are

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

repriced each quarter, resulting in the difference between the weighted average grant date fair value and the currently estimated unrecognized compensation cost.

The following table presents option activity for the years ended December 31, 2006, 2005 and 2004:

		Weighted Average
	Number	Exercise Price
Options outstanding at December 31, 2003	275,300	$8.71
Options awarded	39,750	12.33
Options exercised	(39,200)	8.33
Options forfeited	(21,300)	8.80
Options outstanding at December 31, 2004	254,550	9.33
Options awarded	54,500	13.33
Options exercised	(4,200)	7.03
Options forfeited	(1,000)	11.26
Options outstanding at December 31, 2005	303,850	10.07
Options awarded	76,500	15.04
Options exercised	(8,400)	16.07
Options forfeited	(4,250)	12.89
Options outstanding at December 31, 2006	367,700	11.06
Options vested at December 31, 2006	295,100	$10.13

The following table summarizes information about the plan’s stock options at December 31, 2006:

Options Outstanding				Options Vested
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$6.50 - 6.75	45,850	4.01	$6.63	45,850	$6.63
8.25 - 8.50	33,650	5.01	8.32	33,650	8.32
8.75 - 9.00	70,000	3.00	8.94	70,000	8.94
10.00-10.25	41,200	6.01	10.10	41,200	10.10
12.00 - 12.25	37,750	8.01	12.19	29,350	12.19
12.25 - 12.50	35,250	7.01	12.41	35,250	12.41
14.25 - 14.50	64,500	9.01	14.30	39,800	14.30
15.01 - 15.25	10,000	9.52	15.01	0
15.75 - 16.00	29,500	10.01	15.97	0
$6.50 - 16.00	367,700	6.34	$11.06	295,100	$10.13

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

(15)   Income Taxes

Total income tax expense (benefit) for 2006, 2005, and 2004 was as follows:

	2006	2005	2004
	(In thousands)
Income from continuing operations	$1,050	$944	$222
Income (loss) from discontinued operations	—	(56)	(39)
Other comprehensive income	258	(1,174)	(477)
Other	—	(38)	—
Total	$1,308	$(324)	$(294)

Income tax expense (benefit) attributable to income from continuing operations for 2006, 2005, and 2004 consists of the following:

	2006	2005	2004
	(In thousands)
Current
Federal	$1,299	$1,240	$335
State	244	186	273
Deferred
Federal	(438)	(428)	(339)
State	(55)	(54)	(47)
Total	$1,050	$944	$222

Following is a reconciliation between income tax expense attributable to income from continuing operations and the amount computed by multiplying earnings before income taxes by the statutory federal income tax rate of 34%:

	2006	2005	2004
	(In thousands)
Expected federal income tax expense	$1,712	$1,707	$1,366
Tax exempt interest income, net	(445)	(500)	(516)
State income taxes, net of federal tax benefit	61	24	125
Cash value increase of bank owned life insurance, net of premiums paid	(256)	(245)	(242)
Income tax benefit on dividends paid to ESOP	(98)	(105)	(109)
Stock-based compensation expense	105	31	5
Reduction of estimated income tax accrual	(73)	(25)	(453)
Other	44	57	46
Income tax expense attributable to income from continuing operations	$1,050	$944	$222

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities of continuing operations at December 31, 2006 and 2005 are presented below:

	2006	2005
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,978	$1,844
Net unrealized loss on securities available for sale	415	673
State net operating losses	924	735
Deferred compensation	722	572
Self insurance accrual	28	108
Capital loss carry forward	124	—
Other	6	41
State taxes, net	104	78
Deferred tax assets from continuing operations	4,301	4,051
Less valuation allowance	(924)	(735)
Net total deferred tax assets	3,377	3,316
Deferred liabilities:
Deferred loan costs	135	—
Mortgage servicing rights	109	137
Premises and equipment	800	937
Core deposit intangible asset	32	65
FHLB stock	500	367
Carrying value of bonds due to acquisition	—	9
Other	28	39
Deferred tax liabilities from continuing operations	1,604	1,554
Net deferred tax asset	$1,773	$1,762

At December 31, 2006 and 2005, the Company recorded a valuation allowance to reduce all state net operating loss carry forwards which expire at various times through 2026. As management believes it is more likely than not that these items will not be realized.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

(16)   Fair Value of Financial Instruments

Fair value of financial instruments at December 31, 2006 and 2005, including methods and assumptions utilized, are set forth below:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$37,000	$37,000	$34,000	$34,000
Accrued interest receivable	6,000	6,000	5,000	5,000
Investment securities	179,000	179,000	190,000	190,000
Loans, net of unearned discounts and allowance for loan losses	481,000	478,000	415,000	414,000
Bank owned life insurance policies	19,926	19,926	19,173	19,173
Demand deposits	76,000	76,000	76,000	76,000
Money market and NOW deposits	176,000	176,000	157,000	157,000
Savings deposits	29,000	29,000	32,000	32,000
Time deposits	282,000	282,000	243,000	243,000
Total deposits	$563,000	$563,000	$508,000	$508,000
Accrued interest payable	$3,000	$3,000	$2,000	$2,000
Notes payable and FHLB advances	108,000	105,000	111,000	108,000
Subordinated debentures	23,000	23,000	16,000	16,000

Methods and assumptions

Cash and cash equivalents have a short-term nature and the estimated fair value is equal to the carrying value.

Accrued interest receivable has a short-term nature and the estimated fair value is equal to the carrying value.

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
December 31, 2006, 2005 and 2004

deposits. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Accrued interest payable has a short-term nature and the estimated fair value is equal to the carrying value.

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

The estimated fair value of our obligated mandatory redeemable preferred securities of subsidiary trust holding solely subordinated debentures is estimated using discount cash flow analyses based on our incremental borrowing rates for similar types of borrowing arrangements.

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

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

(17)   Capital Adequacy

Our banks are subject to the regulatory capital adequacy requirements of the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Comptroller of the Currency, as applicable. The Federal Reserve Board uses a combination of risk-based guidelines and leverage ratios to evaluate our regulatory capital adequacy. Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve Board of appropriate supervisory or enforcement actions, including but not limited to delaying or denying pending or future applications to acquire additional financial or bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below for Team Financial, Inc. and our subsidiary banks) of total risk-based and Tier 1 capital (as defined in the applicable regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2006 and 2005, that the banks and Team Financial, Inc. met all applicable capital adequacy requirements.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2006:
Team Financial, Inc.:
Risk-based capital (to risk weighted assets)	$61,108	10.83%	$45,126	8.00%
Tier 1 capital (to risk weighted assets)	55,393	9.82%	22,563	4.00%
Tier 1 capital (to average assets)	55,393	7.90%	28,040	4.00%
TeamBank, N.A.:
Risk-based capital (to risk weighted assets)	$54,710	11.48%	$38,134	8.00%	$47,668	10.00%
Tier 1 capital (to risk weighted assets)	49,803	10.45%	19,067	4.00%	28,601	6.00%
Tier 1 capital (to average assets)	49,803	8.39%	23,730	4.00%	29,662	5.00%
Colorado National Bank:
Risk-based capital (to risk weighted assets)	$9,712	11.25%	$6,902	8.00%	$8,628	10.00%
Tier 1 capital (to risk weighted assets)	8,904	10.32%	3,451	4.00%	5,177	6.00%
Tier 1 capital (to average assets)	8,904	8.02%	4,443	4.00%	5,553	5.00%

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2005:
Team Financial, Inc.:
Risk-based capital (to risk weighted assets)	$62,085	12.72%	$39,061	8.00%
Tier 1 capital (to risk weighted assets)	56,661	11.60%	19,530	4.00%
Tier 1 capital (to average assets)	56,661	8.42%	26,903	4.00%
TeamBank, N.A.:
Risk-based capital (to risk weighted assets)	$50,987	12.18%	$33,483	8.00%	$41,853	10.00%
Tier 1 capital (to risk weighted assets)	46,263	11.05%	16,741	4.00%	25,112	6.00%
Tier 1 capital (to average assets)	46,263	8.16%	22,668	4.00%	20,927	5.00%
Colorado National Bank:
Risk-based capital (to risk weighted assets)	$9,075	13.34%	$5,442	8.00%	$6,802	10.00%
Tier 1 capital (to risk weighted assets)	8,375	12.31%	2,721	4.00%	4,081	6.00%
Tier 1 capital (to average assets)	8,375	8.04%	4,165	4.00%	3,401	5.00%

(18)   Commitments, Contingencies and Off-Balance Sheet Risks

Team Financial, Inc. has commitments to extend credit to our customers of approximately $86,090,000 at December 31, 2006. Additionally, the contractual amount of standby letters of credit at December 31, 2006 was approximately $9,149,000. These commitments involve credit risk in excess of the amount stated in the consolidated balance sheet. Exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments.

Standby letters of credit are a conditional, but irrevocable form of guarantee issued to guarantee payment to a third party obligee upon default of payment by our customer. Standby letters of credit are initially issued for a period of one year, but can be extended depending on the customers’ needs. As of December 31, 2006, the maximum remaining term for any standby letter of credit was January 2009. Since the credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers, Team Financial, Inc. uses the same credit policies in evaluating the creditworthiness of the customers and determining the required collateral.

Pursuant to the notice provisions of the agreement to sell our insurance agency subsidiary on February 25, 2005, the buyer had until August 25, 2006 to present any breach of warranty or representation claims. The buyer did present breach of warranty and representation claims within the allotted timeframe; however, we disagree with the buyer on the validity of those claims.

On February 6, 2007, a complaint was filed by the buyer in the United States District Court for the Northern District of Oklahoma against Team Financial, Inc., TeamBank, N.A. Asset Corporation, Mystic Capital Advisors Group, LLC, Robert Weatherbie, Michael Gibson and Kevin Donoghue, claiming breach of contract, negligent misrepresentation, fraud and misrepresentation and civil conspiracy in connection with the sale of the insurance agency subsidiary that was sold to the buyer effective December 31, 2004. Damages sought by the defendants include not less than $10 million in actual damages, not less than $10 million for consequential, and not less than $10 million for punitive damages. The Company believes

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

the claims are without merit, and is pursuing a vigorous defense as well as available counterclaims against the plaintiff.

In the event that any judgments are made against the Company, the ultimate outcome and related impact to our financial condition and results of operations is not ascertainable at this time. See note 2 to the consolidated financial statements for additional information on the sale of this subsidiary.

During the third quarter of 2005, a summary judgment was entered against the Company and its subsidiaries by a Nebraska district court in pending litigation regarding a contract provision in the Company’s 1999 acquisition of Ft. Calhoun State Bank, now operated as part of TeamBank. Although this judgment is currently on appeal, it did result in a charge of $214,000 to other non-interest expense in the third quarter of 2005. We do not anticipate that any interest that may be accrued on this amount until the appeal is settled will be material to our financial position or operating results. The Company does not believe that any other pending litigation to which we are a party will have a material adverse effect on our liquidity, financial condition, or results of operations.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

(19)   Parent Company Condensed Financial Statements

Condensed Statements of Financial Condition
(In thousands)

	December 31
	2006	2005
Assets
Cash and cash equivalents	$2,456	$1,451
Investment in subsidiaries	70,896	66,818
Other	1,061	1,709
Total assets	$74,413	$69,978
Liabilities and Stockholders’ Equity
Subordinated Debt	$22,681	$16,005
Other Liabilities	1,215	624
Stockholders’ equity	50,517	53,349
Total liabilities and stockholders’ equity	$74,413	$69,978

Condensed Statements of Operations
(In thousands)

	Years ended December 31
	2006	2005	2004
Income:
Dividends from subsidiaries	$3,500	$5,730	$4,261
Interest income	52	50	49
Loss on discontinued operations	—	—	(119)
Other expense, net	(4,151)	(2,648)	(2,124)
Income before equity in undistributed earnings of subsidiaries	(599)	3,132	2,067
Increase (decrease) in undistributed equity of subsidiaries	3,187	(109)	667
Income before income tax benefit	2,588	3,023	2,734
Income tax benefit	1,397	947	844
Net income	$3,985	$3,970	$3,578

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

Condensed Statements of Cash Flows
(In thousands)

	Year ended December 31
	2006	2005	2004
Cash flows from operating activities:
Net income	$3,985	$3,970	$3,578
(Increase) decrease in undistributed equity of subsidiaries	(3,187)	109	(667)
Contribution of treasury stock to ESOP	—	—	365
Non-cash compensation expense	310	129	7
Other	1,778	207	(592)
Net cash provided by operating activities	2,886	4,415	2,691
Cash flows from investing activities:
Other	10	(16)	—
Net cash used in investing activities	10	(16)	—
Cash flows from financing activities:
Proceeds from notes payable	12,475	600	2,877
Principal payments on notes payable	(6,000)	(4,027)	(2,565)
Purchase of treasury stock	(7,259)	(93)	(1,683)
Issuance of treasury stock	88	29	—
Common stock issued	21	31	401
Dividends paid on common stock	(1,216)	(1,293)	(1,298)
Net cash used in financing activities	(1,891)	(4,753)	(2,268)
Net increase (decrease) in cash and cash equivalents	1,005	(354)	423
Cash and cash equivalents at beginning of the year	1,451	1,805	1,382
Cash and cash equivalents at end of the year	$2,456	$1,451	$1,805

The primary source of funds available to us is the payment of dividends by our subsidiaries. Subject to maintaining certain minimum regulatory capital requirements, regulations limit the amount of dividends that may be paid without prior approval of the subsidiaries’ regulatory agencies. During 2006, our subsidiaries paid $3.5 million in dividends to the holding company. At December 31, 2006, the subsidiaries could pay additional dividends of $4.1 million without prior regulatory approval.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

(20)   Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Year ended 2006:
Interest income	$10,239	$11,083	$11,676	$12,141
Interest expense	4,487	5,111	5,624	5,859
Provision for loan losses	275	157	131	388
Net income	928	949	784	1,324
Basic income per share	0.23	0.25	0.22	0.37
Diluted income per share	$0.23	$0.24	$0.21	$0.36
Shares applicable to basic earnings per share	4,025,563	3,850,049	3,594,401	3,597,045
Shares applicable to diluted earnings per share	4,078,114	3,941,529	3,692,392	3,704,991
Year ended 2005:
Interest income	$8,406	$9,008	$9,316	$9,879
Interest expense	3,372	3,714	3,933	4,224
Provision for loan losses	145	267	263	145
Net income from continuing operations	996	967	881	1,234
Net income (loss) from discontinued operations	—	(108)	—	—
Net income	996	859	881	1,234
Basic income per share from continuing operations	0.25	0.24	0.22	0.31
Diluted income per share from continuing operations	0.24	0.24	0.21	0.30
Basic income per share from discontinued operations	—	(0.03)	—	—
Diluted income per share from discontinued operations	—	(0.03)	—	—
Basic income per share	0.25	0.21	0.22	0.31
Diluted income per share	$0.24	$0.21	$0.21	$0.30
Shares applicable to basic earnings per share	4,036,945	4,039,675	4,040,595	4,035,218
Shares applicable to diluted earnings per share	4,091,956	4,093,333	4,101,431	4,091,480

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2006, 2005 and 2004

(21)   Subsequent Events

On January 19, 2007 a dividend $0.08 per share was paid to shareholders of record on January 2, 2007, as was declared by the Board of Directors on November 28, 2006.

On February 6, 2007 a complaint was filed by the buyer of the insurance agency subsidiary that the Company sold in 2005, claiming breach of contract, negligent misrepresentation, fraud and misrepresentation and civil conspiracy. See note 2 Discontinued Operations in the notes to the consolidated financial statements for additional information.

On February 27, 2007, the Board of Directors declared a dividend of $0.08 per share, payable on April 20, 2007 to shareholders of record as of April 2, 2007.

On March 19, 2007, we obtained uncommitted and unsecured federal funds lines of credit as an additional source of liquidity for our subsidiary banks. The advances are not to exceed $5 million for TeamBank and $3 million for Colorado National Bank.

During the first quarter of 2007, the Company entered into employment agreements with our Chief Executive Officer, Robert J. Weatherbie, our Chief Operating Officer, Sandra J. Moll, and our Senior Vice President and Trust Officer and Administrator for the Team Financial, Inc. Employee Stock Ownership Plan (ESOP) for whom TeamBank, N.A. is the agent, Carolyn S. Jacobs.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As of December 31, 2006, Team Financial Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities Exchange Commission’s rules and forms.

Change in Internal Controls

No changes in our internal controls over financial reporting have occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.               Other Information

None.

Item 10.                 Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2006, under the caption “Election of Directors”, and is incorporated in this Report by reference.

Item 11.                 Executive Compensation

The information required by this item will be included in our Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2006, under the caption “Executive Compensation”, and is incorporated in this Report by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2006, under the caption “Stock Ownership”, and is incorporated in this Report by reference.

Item 13.                 Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included in our Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2006, under the caption “Certain Transactions With Affiliates” and “Director independence” is incorporated in this Report by reference.

Item 14.                 Principal Accounting Fees and Services

The information required by this item will be included in our Proxy Statement with respect to our 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2006, under the caption “Principal Accountant Fees and Services”, and is incorporated in this Report by reference.

Item 15.                 Exhibits, Financial Statement Schedules

(a)           1.     Financial Statements

The financial statements filed herewith are listed in the Index to Consolidated Financial Statements under Item 8.

2.                Financial Statement Schedules

All financial statement schedules required by Article 9 of Regulation S-X have been included in the Consolidated Financial Statements or are either not applicable or not significant.

3.                Exhibits

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc.(1)
3.2	Amended and Restated Bylaws of Team Financial, Inc.(11)
4.9	Indenture between Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006(11)
4.10	Debenture Subscription Agreement between Team Financial, Inc. and Team Financial Capital Trust II dated September 14, 2006(11)
4.11	Common Securities Subscription Agreement between Team Financial Capital Trust II and Team Financial, Inc. dated September 14, 2006(11)
4.12	Purchase Agreement among Team Financial Capital Trust II, Team Financial Inc., and Bear, Stearns & Co., Inc. dated September 12, 2006(11)
4.13	Guarantee Agreement delivered by Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006(11)
4.14	Junior Subordinated Debenture of Team Financial, Inc. due 2036(11)
4.15	Capital Security Certificate of Team Financial Capital Trust II evidencing 22,000 Capital Securities owned by Cede & Co.(11)
4.16	Common Security Certificate of Team Financial Capital Trust II evidencing 681 Commons Securities owned by Team Financial, Inc.(11)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated December 31, 2005.(9)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 5, 2006.(9)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001.(5)

10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company.(1)
10.7-10.9	Exhibit numbers intentionally not used.
Entry into a Material Definitive Agreement dated May 16, 2006 among Team Financial, Inc. and McCaffree Financial Corporation.(10)
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary.(1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan.(1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999.(1)
10.14	Team Financial, Inc.—Employee Stock Purchase Plan.(1)
10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004.(7)
10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. dated April 30, 2001 and amendment dated July 25, 2001.(1)

10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002.(3)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001.(3)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002.(3)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002.(3)
10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001.(3)
10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002.(3)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002.(3)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001.(3)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002.(3)
10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs dated March 14, 2006.(9)
10.30	Stock Purchase Agreement dated February 7, 2005 between TeamBank, N.A. and International Insurance Brokers, Ltd., LLC.(8)

11.1	Statement regarding Computation of per share earnings—see consolidated financial statements.(11)
21	Subsidiaries of Team Financial, Inc.
23	Consent of KPMG LLP.
24	Power of Attorney—see signature page.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.

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

(11) Filed with quarterly report on form 10-Q for the period ended September 30, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paola, Kansas on March 30, 2007.

TEAM FINANCIAL, INC.
By:
/s/ ROBERT J. WEATHERBIE
Robert J. Weatherbie, Chairman and Chief Executive Officer
/s/ RICHARD J. TREMBLAY
Richard J.Tremblay, Chief Financial Officer

POWER OF ATTORNEY

Each individual whose signature appears below hereby designates and appoints Robert J. Weatherbie and Richard J. Tremblay, and each of them, as such person’s true and lawful attorneys-in-fact and agents (the Attorneys-in-Fact) with full power of substitution and resubstitution, for each person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K for the year ended December 31, 2006, which amendments may make such changes in this Annual Report on Form 10-K as either Attorney-in-Fact deems appropriate and to file each such amendment with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such Attorneys-in-Fact and each of them, full power and authority to do and perform each and every act and think requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such Attorneys-in-Fact or either of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2007.

SIGNATURES

/s/ ROBERT J. WEATHERBIE	Director, Chairman and Chief Executive Officer	March 30, 2007
Robert J. Weatherbie	(Principal Executive Officer)
/s/ MICHAEL L. GIBSON	Director, President of Corporate Development	March 30, 2007
Michael L. Gibson
/s/ GERALD (JERRY) D. WIESNER	Director	March 30, 2007
Gerald (Jerry) D. Wiesner
/s/ GREGORY D. SIGMAN	Director	March 30, 2007
Gregory D. Sigman
/s/ CAROLYN S. JACOBS	Director	March 30, 2007
Carolyn S. Jacobs
/s/ HAROLD G. SEVY	Director	March 30, 2007
Harold G. Sevy
/s/ DENIS A. KURTENBACH	Director	March 30, 2007
Denis A. Kurtenbach
/s/ KEITH B. EDQUIST	Director	March 30, 2007
Keith B. Edquist
/s/ KENNETH L. SMITH	Director	March 30, 2007
Kenneth L. Smith

Exhibit Index

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc.(1)
3.2	Amended and Restated Bylaws of Team Financial, Inc.(11)
4.9	Indenture between Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006(11)
4.10	Debenture Subscription Agreement between Team Financial, Inc. and Team Financial Capital Trust II dated September 14, 2006(11)
4.11	Common Securities Subscription Agreement between Team Financial Capital Trust II and Team Financial, Inc. dated September 14, 2006(11)
4.12	Purchase Agreement among Team Financial Capital Trust II, Team Financial Inc., and Bear, Stearns & Co., Inc. dated September 12, 2006(11)
4.13	Guarantee Agreement delivered by Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006(11)
4.14	Junior Subordinated Debenture of Team Financial, Inc. due 2036(11)
4.15	Capital Security Certificate of Team Financial Capital Trust II evidencing 22,000 Capital Securities owned by Cede & Co.(11)
4.16	Common Security Certificate of Team Financial Capital Trust II evidencing 681 Commons Securities owned by Team Financial, Inc.(11)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated December 31, 2005.(9)
10.2	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 5, 2006.(9)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001.(5)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company.(1)
10.7-10.9	Exhibit numbers intentionally not used.
Entry into a Material Definitive Agreement dated May 16, 2006 among Team Financial, Inc. and McCaffree Financial Corporation.(10)
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary.(1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan.(1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999.(1)
10.14	Team Financial, Inc.—Employee Stock Purchase Plan.(1)
10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004.(7)

10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. dated April 30, 2001 and amendment dated July 25, 2001.(1)

10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002.(3)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001.(3)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002.(3)
10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002.(3)
10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001.(3)
10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002.(3)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002.(3)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001.(3)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002.(3)
10.29	Employment Agreement between Team Financial, Inc. and Carolyn S. Jacobs dated March 14, 2006.(9)
10.30	Stock Purchase Agreement dated February 7, 2005 between TeamBank, N.A. and International Insurance Brokers, Ltd., LLC.(8)
11.1	Statement regarding Computation of per share earnings—see consolidated financial statements.(11)
21	Subsidiaries of Team Financial, Inc.
23	Consent of KPMG LLP.
24	Power of Attorney—see signature page.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(11)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(11)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.(11)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.(11)

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

(11) Filed with quarterly report on form 10-Q for the period ended September 30, 2006 and incorporated herein by reference.