Form 10-Q
period 2007-03-31
TEAM FINANCIAL INC /KS
filed 2007-05-11
CIK 1082484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 3,653,359 shares of the Registrant’s common stock, no par value, outstanding as of May 10, 2007.

Part I.  Financial Information

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Financial Condition

(Dollars in thousands)

	March 31,	December 31,
	2007	2006
Assets

Cash and due from banks	$14,082	$14,529
Federal funds sold and interest bearing bank deposits	1,505	22,621
Cash and cash equivalents	15,587	37,150

Investment securities:
Available for sale, at fair value (amortized cost of $184,661 and $171,301 at March 31, 2007 and December 31, 2006, respectively)	174,692	170,079
Non-marketable equity securities (amortized cost of $9,220 and $9,061 at March 31, 2007 and December 31, 2006, respectively)	9,220	9,061
Total investment securities	183,912	179,140

Loans receivable, net of unearned fees	504,167	486,497
Allowance for loan losses	(5,833)	(5,715)
Net loans receivable	498,334	480,782

Accrued interest receivable	5,336	5,558
Premises and equipment, net	19,234	17,628
Assets acquired through foreclosure	602	817
Goodwill	10,700	10,700
Intangible assets, net of accumulated amortization	2,529	2,659
Bank-owned life insurance policies	20,130	19,926
Other assets	1,975	2,068

Total assets	$758,339	$756,428

Liabilities and Stockholders’ Equity
Deposits:
Checking deposits	$174,929	$194,979
Savings deposits	28,351	28,536
Money market deposits	61,659	57,123
Certificates of deposit	299,355	282,244
Total deposits	564,294	562,882
Federal funds purchased and securities sold under agreements to repurchase	6,109	6,215
Federal Home Loan Bank advances	108,058	108,069
Notes payable	108	200
Subordinated debentures	22,681	22,681
Accrued expenses and other liabilities	5,645	5,864

Total liabilities	706,895	705,911

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 4,502,791 and 4,501,516 shares issued; 3,573,459 and 3,594,784 shares outstanding at March 31, 2007 and December 31, 2006, respectively	27,916	27,901
Capital surplus	748	680
Retained earnings	35,330	34,449
Treasury stock, 929,332 and 906,732 shares of common stock at cost at March 31, 2007, and December 31, 2006, respectively	(12,055)	(11,707)
Accumulated other comprehensive loss	(495)	(806)

Total stockholders’ equity	51,444	50,517

Total liabilities and stockholders’ equity	$758,339	$756,428

See accompanying notes to the unaudited consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(Dollars in thousands, except share data)

	Three Months Ended
	March 31
	2007	2006
Interest Income:
Interest and fees on loans	$9,930	$7,923
Taxable investment securities	2,003	1,886
Nontaxable investment securities	287	269
Other	209	137

Total interest income	12,429	10,215

Interest Expense:
Deposits:
Checking deposits	544	460
Savings deposits	52	53
Money market deposits	514	239
Certificates of deposit	3,544	2,173
Federal funds purchased and securities sold under agreements to repurchase	37	36
FHLB advances payable	1,113	1,134
Notes payable and other borrowings	4	4
Subordinated debentures	402	388

Total interest expense	6,210	4,487

Net interest income before provision for loan losses	6,219	5,728

Provision for loan losses	230	275

Net interest income after provision for loan losses	5,989	5,453

Non-Interest Income:
Service charges	817	847
Trust fees	169	176
Gain on sales of mortgage loans	145	191
Bank-owned life insurance income	237	216
Other	367	349

Total non-interest income	1,735	1,779

Non-Interest Expenses:
Salaries and employee benefits	3,130	3,083
Occupancy and equipment	735	768
Data processing	737	697
Professional fees	450	374
Marketing	110	80
Supplies	81	101
Intangible asset amortization	140	147
Other	786	809

Total non-interest expenses	6,169	6,059

Income before income taxes	1,555	1,173

Income tax expense	387	274

Net income	$1,168	$899

Basic income per share	$0.32	$0.22
Diluted income per share	$0.32	$0.22
Shares applicable to basic income per share	3,595,103	4,025,563
Shares applicable to diluted income per share	3,697,358	4,078,114

See accompanying notes to the unaudited consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Net income	$1,168	$899
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $162 and $(197) for the three months ended March 31, 2007 and March 31, 2006, respectively	311	(382)
Other comprehensive income (loss), net	311	(382)
Comprehensive income	$1,479	$517

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Changes In Stockholders’ Equity

Three Months Ended March 31, 2007

(Dollars in thousands, except share amounts)

					Accumulated
					other	Total
	Common	Capital	Retained	Treasury	comprehensive	stockholders’
	stock	surplus	earnings	stock	loss	equity

BALANCE, December 31, 2006	$27,901	$680	$34,449	$(11,707)	$(806)	$50,517
Treasury stock purchased (22,600 shares)	—	—	—	(348)	(348)
Common stock issued in connection with compensation plans (1,275 shares)	15	—	—	—	—	15
Increase in capital surplus in connection with compensation plans	—	68	—	—	—	68
Net income	—	—	1,168	—	—	1,168
Dividends ($0.08 per share)	—	—	(287)	—	—	(287)
Other comprehensive income net of $162 in taxes	—	—	—	—	311	311
BALANCE, March 31, 2007	$27,916	$748	$35,330	$(12,055)	$(495)	$51,444

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements Of Cash Flows

(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,168	$899
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	230	275
Depreciation and amortization	499	553
Writedown on assets acquired through foreclosure	10	—
Stock-based compensation expense	68	57
Change in bank owned life insurance	(204)	(182)
Stock dividends	(105)	(87)
Net gain on sales of mortgage loans	(142)	(191)
Net gain on sales of assets	(8)	(11)
Proceeds from sale of mortgage loans	9,658	10,949
Origination of mortgage loans for sale	(8,347)	(9,830)
Net (increase) decrease in other assets	334	(96)
Net decrease in accrued expenses and other liabilities	(381)	(8)
Net cash provided by operating activities	2,780	2,328

Cash flows from investing activities:
Net increase in loans	(18,980)	(24,416)
Proceeds from maturities and principal reductions of investment securities	3,687	7,128
Purchases of investment securities	(7,938)	(3,589)
Purchase of premises and equipment, net	(1,918)	(173)
Proceeds from sales of assets	223	11

Net cash used in investing activities	(24,926)	(21,039)

Cash flows from financing activities:
Net increase (decrease) in deposits	1,412	(2,120)
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(106)	5,368
Payments on Federal Home Loan Bank advances	(156,155)	(11)
Proceeds from Federal Home Loan Bank advances	156,144	—
Payments on notes payable	(1,461)	(1,377)
Proceeds from notes payable	1,369	1,353
Common stock issued	15	21
Purchase of treasury stock	(348)	(924)
Dividends paid on common stock	(287)	(323)

Net cash provided by financing activities	583	1,987

Net change in cash and cash equivalents	(21,563)	(16,724)

Cash and cash equivalents at beginning of the period	37,150	34,360

Cash and cash equivalents at end of the period	$15,587	$17,637

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements Of Cash Flows (continued)

(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	5,955	4,353
Income taxes	806	397

Noncash activities related to operations
Assets acquired through foreclosure	—	63
Loans to facilitate the sale of real estate acquired through foreclosure	—	94
SAB 108 Adjustments	—	(29)

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three month periods ended March 31, 2007 and 2006

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of Team Financial, Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial condition and results of operations required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The interim consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries, Team Financial Acquisition Subsidiary, Inc., including TeamBank, N.A. and its subsidiaries, and Post Bancorp including Colorado National Bank, all of which are collectively considered one segment.  All material inter-company transactions, profits, and balances are eliminated in consolidation.  The consolidated financial statements do not include the accounts of our wholly owned statutory trust, Team Financial Capital Trust II (the “Trust”).  In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46 R”), adopted in December 2003, the Trust qualifies as a special purpose entity that is not required to be consolidated in the financial statements of Team Financial, Inc.  The Trust was formed in 2006 for the purpose of issuing $22 million of Trust Preferred Securities. We continue to include the Trust Preferred Securities issued by the Trust in Tier I capital for regulatory capital purposes.

The December 31, 2006 statement of financial condition has been derived from the audited consolidated financial statements as of that date.  Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.  The results of the quarter ended March 31, 2007, are not necessarily indicative of the results that may occur for the year ending December 31, 2007.

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

During the fourth quarter of 2006, the Company adopted SAB 108, and in accordance with its provisions, the Company recorded a $631,000 cumulative increase, net of tax of $215,000, to retained earnings as of January 1, 2006.  The net impact of the adoption of SAB 108 was material to the Company and resulted in an increase in book value per share $0.03 as of this date.  The prior year misstatements were associated with certain loan origination costs which had not been deferred over the life of the loans as an adjustment to yield as is required by SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (SFAS 91), an over-accrual of the Company’s self insurance fund and certain data processing expenses that had been amortized over a shorter duration than their useful life.  This resulted in the Company recording a $293,000 cumulative increase to deferred loan costs, net of tax of $100,000, a $247,000 cumulative decrease to other liabilities for the self-insurance fund, net of tax of $84,000, and a $91,000 increase to other assets for data processing, net of tax of $31,000.  All amounts had previously been considered immaterial to the periods in which they originated.  In the unaudited consolidated financial statements and the accompanying notes thereto, 2006 data has been adjusted to reflect the adoption and application of SAB 108.

(2)  Recent Accounting Pronouncements

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payments, (“SFAS 123(R)”). This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share based payments with employees except for equity instruments held by employee share ownership plans. SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and Accounting Principal Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and became effective as of the beginning of 2006. More information regarding SFAS No. 123(R) is set forth in note 3, “Stock Based Compensation and Income Per Share”.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 Accounting for Income Taxes.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of a tax position in accordance with this interpretation is a two-step process.  The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The interpretation is effective for fiscal years beginning after December 15, 2006, and the Company began applying the guidance in January, 2007.  The adoption of FIN 48 did not have a material effect on our consolidated financial statements. See note 8 to the consolidated financial statements for more information regarding the adoption of FIN 48.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with long-term measurement objectives for accounting for financial instruments. For calendar year companies who do not adopt early, the Statement is effective beginning January 1, 2008. The Company does not expect that its adoption of the Statement in 2008 will have a material effect on its consolidated financial statements.

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

(3)   Stock Based Compensation and Income Per Share

The Company’s 1999 Stock Incentive Plan provides for the following stock and stock-based awards: restricted stock, stock options, stock appreciation rights and performance shares.  As of March 31, 2007, up to 3,250 shares of our common stock were available to be issued under the plan.  All employees, directors and consultants are eligible to participate in the plan.  The Company generally grants stock options with either a one-year cliff vesting schedule and a ten year expiration from the date of grant, or with a three-year potential vesting schedule and a ten year expiration from the date of grant, with vesting at the discretion of the Compensation Committee of the Board of Directors, which administers the 1999 Stock Incentive Plan.

Beginning in 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, (“SFAS No. 123(R)”).  This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based arrangements and requires a fair-value based measurement method in accounting for share based payments with employees except for equity instruments held by employee share ownership plans.  During the three months ended March 31, 2007, the Company recognized share-based compensation expense of approximately $68,000 compared to approximately $57,000 during the three months ended March 31, 2006.

Stock compensation expense for options granted or options with a vesting period during the three months ended March 31, 2007 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	One-year options	Three-year options
Expected life in years	5	8
Expected volatility	16.24%	18.36%
Risk-fee interest rate	4.55%	4.55%
Annual rate of quarterly dividends	1.73%	2.62%

The following table summarizes option activity for the three months ended March 31, 2007:

		Weighted	Weighted average	Aggregate
	Number of	average exercise	remaining contractual	Intrinsic
	options	price per share	life in years	Value
Outstanding at December 31, 2006	367,700	$11.06
Granted	42,000	15.97
Outstanding at March 31, 2007	409,700	11.56	6.7	$3.80
Exercisable at March 31, 2007	295,100	10.13	5.6	5.87

A summary of the Company’s nonvested options as of March 31, 2007 and changes during the quarter are presented below:

	Number of	Weighted
	shares	average grant
	(in thousands)	date fair value
Nonvested at December 31, 2006	72,600	$2.83
Granted	42,000	15.97
Nonvested at March 31, 2007	114,600	2.83

On March 31, 2007, there was approximately $283,000 of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Company expects to recognize over a weighted-average period of 1.3 years.

(4)  Stock Repurchase Program

At March 31, 2007, there were 281,073 shares of our common stock remaining to be repurchased under a stock repurchase program authorized by the Board of Directors.  During the quarter ended March 31, 2007, there were 22,600 shares of our common stock repurchased under this program at an average price of $15.39.

(5) Dividend Declared

On November 28, 2006, we declared a quarterly cash dividend of $0.08 per share to all shareholders of record as of January 2, 2007, payable on January 19, 2007 and on February 27, 2007, we declared a quarterly cash dividend of $0.08 per share to all shareholders of record on April 2, 2007, payable April 20, 2007.

(6) Investment Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities at March 31, 2007 and December 31, 2006.

	March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(In thousands)
Debt securities:
Government-sponsored entities	$55,772	$104	$(490)	$55,386
Mortgage-backed securities	86,047	406	(947)	85,506
Non-taxable municipal securities	27,190	269	(146)	27,313
Taxable municipal securities	690	24	—	714
Other debt securities	5,698	20	(50)	5,668
Total debt securities	175,397	823	(1,633)	174,587
Equity securities	9,264	62	(1)	9,325
Total investment securities	$184,661	$885	$(1,634)	$183,912

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
	(In thousands)
Debt securities:
Government-sponsored entities	$54,481	$81	$(649)	$53,913
Mortgage-backed securities	83,684	344	(1,178)	82,850
Non-taxable municipal securities	27,148	271	(167)	27,252
Taxable municipal securities	690	25	—	715
Other debt securities	5,200	32	(47)	5,185
Total debt securities	171,203	753	(2,041)	169,915
Equity securities	9,159	67	(1)	9,225
Total investment securities	$180,362	$820	$(2,042)	$179,140

Management does not believe that any of the securities with unrealized losses at March 31, 2007 or December 31, 2007 are other than temporarily impaired due to changes in market rate from the date of purchase, and the Company has the ability and intent to hold these securities.

(7)  Commitments and Contingencies

Commitments to extend credit to our customers with unused approved lines of credit were approximately $112,632,000 at March 31, 2007.  Additionally, the contractual amount of standby letters of credit at March 31, 2006 was approximately $9,024,000.  These commitments involve credit risk in excess of the amount stated in the consolidated balance sheet.  Exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments.

(8) Income Taxes

Income tax expense was $387,000 for the three months ended March 31, 2007, an increase of approximately $113,000 compared to income tax expense of $274,000 for the three months ended March 31, 2006.  The effective tax rate for the three months ended March 31, 2007, was 24.9%, compared to 23.4% for the three months ended March 31, 2006.  The effective tax rate is less than the statutory federal rate of 34.0% due primarily to municipal interest income and income from the investment in bank owned life insurance.

In accordance with FIN 48, discussed in note 2, “Recent Accounting Pronouncements,” the Company has performed an analysis and has concluded that it is not more likely than not that certain state tax benefits will be recognized in the future.  The adoption of FIN 48 did not result in a cumulative effect adjustment for the Company.  As of the date of adoption of FIN 48, approximately $597,000 of unrecognized tax benefits related to certain state tax benefits, and approximately $57,000 of unrecognized tax benefits related to acquisition costs and information reporting reserves were included in other liabilities within the consolidated balance sheet.  During the first quarter of 2007, a total of approximately $30,000 was added to these reserves.  If recognized, all of the tax benefits would increase net income, decreasing the effective tax rate. The Company accrues tax expense, including interest and penalties, for unrecognized tax benefits related to certain state tax positions based on the applicable tax rates, and subsequently recognizes those state tax benefits when the related statutes expire.  During the fourth quarter of 2007, when the 2003 related statutes expire, the Company expects to recognize approximately $80,000 of state tax benefits associated with the REIT.

The Company recognizes any interest and penalties related to unrecognized tax benefits in the provision for income taxes.  Interest and penalties associated with the above-mentioned unrecognized tax benefits approximated $160,000 at March 31, 2007.

The Company’s federal and various state income tax returns for the years 2003 through 2006 remain subject to review by the various tax authorities.

(9) Subsequent Event

On May 9, 2007, the Company issued 79,900 shares of treasury stock in response to an employee’s exercise of stock options.  The weighted average exercise price of those options was $9.68 per share, and the shares were issued out of treasury stock at an average price of $16.13 per share, resulting in a decrease to capital surplus of approximately $515,000.  This transaction will impact the future assumptions used in the Black-Scholes option-pricing model and could impact the related compensation expense.  For more information regarding assumptions used for option-pricing, see note 3 to the consolidated financial statements.

Item 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of particular events or circumstances that have affected the Company’s financial condition or results of operations during the periods presented in this filing.

Critical Accounting Policies

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements and related notes, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period presented. Actual results could differ significantly from those estimates. The Company’s significant accounting policies are more fully described in Note 1 to the consolidated financial statements contained in the Company’s 2006 Annual Report on Form 10-K and significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies” in the Company’s 2006 Annual Report on Form 10-K. There have been no material changes to those policies or the estimates made pursuant to those policies during the most recent quarter.

OVERVIEW

Team Financial, Inc. is a financial holding company incorporated in the State of Kansas.  Our common stock is listed on the Nasdaq Global Market (“NASDAQ”) under the symbol “TFIN”.

We offer full service community banking and financial services through 19 locations in Kansas, Missouri, Nebraska and Colorado through our wholly owned banking subsidiaries, TeamBank, N.A and Colorado National Bank. Our presence in Kansas consists of seven locations in the Kansas City metropolitan area and three locations in southeast Kansas. We operate two locations in western Missouri, three in the metropolitan area of Omaha, Nebraska, and four in the Colorado Springs, Colorado metropolitan area.

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

During the fourth quarter of 2006, the Company adopted SAB 108, as discussed in note 2, “Recent Accounting Pronouncements” and in accordance with its provisions, the Company recorded a $631,000 cumulative increase, net of tax of $215,000, to retained earnings as of January 1, 2006.  The net impact of the adoption of SAB 108 was material to the Company and resulted in an increase in book value per share $0.03 as of this date.  The prior year misstatements were associated with certain loan origination costs which had not been deferred over the life of the loans as an adjustment to yield as is required by SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (SFAS 91), an over-accrual of the Company’s self insurance fund and certain data processing expenses that had been amortized over a shorter duration than their useful life.  This resulted in the Company recording a $293,000 cumulative increase to deferred loan costs, net of tax of $100,000, a $247,000 cumulative decrease to other liabilities for the self-insurance fund, net of tax of $84,000, and a $91,000 increase to other assets for data processing, net of tax of $31,000.  All amounts had previously been considered immaterial to the periods in which they originated.  In the unaudited consolidated financial statements and the accompanying notes thereto, 2006 data has been adjusted to reflect the adoption and application of SAB 108.

The following table presents selected financial data for the three months ended March 31, 2007 and 2006 (dollars in thousands, except per share data):

	As of and For
	Three Months Ended
	March 31
	2007	2006
Net income	$1,168	$899
Basic income per share	$0.32	$0.22
Diluted income per share	$0.32	$0.22
Return on average assets	0.62%	0.52%
Return on average equity	9.33%	6.75%
Average equity to average assets	6.67%	7.73%
Efficiency Ratio	77.56%	80.71%

FINANCIAL CONDITION

Total assets at March 31, 2007, were $758.3 million compared to $756.4 million at December 31, 2006, an increase of $1.9 million.  This increase was primarily a result of an increase in loans receivable of $17.7 million and an increase in investment securities of $4.8 million, offset by a $21.6 million decrease in cash and cash equivalents.

The decrease in cash and cash equivalents was a result of those funds being used to fund the increases in loan growth and investment securities.  Total deposits increased $1.4 million to $564.3 million at March 31, 2007 compared to $562.9 million at December 31, 2006.

Investment Securities

Total investment securities were $183.9 million at March 31, 2007 compared to $179.1 million at December 31, 2006, an increase of $4.8 million, or 2.7%.  This increase was due primarily to management’s decision to invest approximately $7.9 million of available cash in additional securities with an approximate 5-year average life, offset by maturities of approximately $3.7 million.

Loans Receivable

Loans receivable increased $17.7 million, or 3.6%, to $504.2 million at March 31, 2007, compared to $486.5 million at December 31, 2006, primarily due to growth in construction and land development loans, which increased $17.3 million, or 12.6%, to $154.1 million at March 31, 2007, compared to $136.8 million at December 31, 2006.

The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

	March 31, 2007		December 31, 2006
	Principal	Percent of	Principal	Percent of
	Balance	Total	Balance	Total
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$82,767	16.4%	$84,078	17.3%
Construction and land development	154,097	30.6	136,835	28.1
Commercial	145,206	28.8	145,747	30.0
Farmland	32,193	6.4	29,196	6.0
Multifamily	4,590	0.9	5,109	1.1
Commerical and industrial	59,925	11.9	60,177	12.4
Agricultural	7,474	1.5	7,226	1.5
Installment loans	9,678	1.9	10,344	2.1
Obligations of state & political subdivisions	5,913	1.2	5,286	1.1
Lease financing receivables	2,897	0.6	3,031	0.6
Gross loans	504,740	100.2	487,029	100.2
Less unearned fees	(573)	(0.2)	(532)	(0.2)
Total loans receivable	$504,167	100.0%	$486,497	100.0%

Included in one-to-four family real estate loans were loans held for sale of approximately $1.5 million at March 31, 2007 and $2.6 million at December 31, 2006.

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

The following table summarizes our non-performing assets at the dates indicated:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Non-accrual loans	$3,170	$7,918
Loans 90 days past due and still accruing	1,642	434
Restructured loans	1,010	1,010
Non-performing loans	5,822	9,362
Other real estate owned	602	817
Total non-performing assets	$6,424	$10,179
Non-performing loans as a percentage of total loans	1.16%	1.92%
Non-performing assets as a percentage of total assets	0.85%	1.35%

Non-performing assets totaled $6.4 million at March 31, 2007, compared to $10.2 million at December 31, 2006, representing a decrease of approximately $3.8 million, or 37.3%.  Non-performing loans were the largest component of non-performing assets during both periods, and were approximately $5.8 million at March 31, 2007 compared to $9.4 million at December 31, 2006, a decrease of approximately $4.8 million during the first quarter of 2007.

The decrease in non-performing loans was largely due to a group of loans in our Missouri market from a diversified commercial customer totaling $4.9 million that were on non-accrual status at December 31, 2006, but not at March 31, 2007.  Management actively worked with the borrower to resolve the delinquencies and during the first quarter of 2007, the Company collected approximately $2.2 million on the impaired loans and the borrower brought another $2.6 million to performing status.

Included in non-accrual loans at March 31, 2007 were several loans.  The largest three relationships included in non-accrual at March 31, 2007 included a $458,000 commercial loan secured by farmland that is currently in foreclosure, a $346,000 commercial real estate loan that is currently in foreclosure, and a $225,000 agricultural loan that is currently in bankruptcy.

Offsetting the decrease in non-accrual loans was a $1.2 million increase in loans 90 days past due and still accruing interest. The increase in loans 90 days past due and still accruing interest was due to approximately $890,000 of loans to the abovementioned diversified commercial customer in our Missouri market that were moved from non-accrual to accrual status after interest had been paid current.  Since the loans had matured prior to March 31, 2007, they still maintained a past-due status.  During the second quarter, these loans were approved for renewal.

Restructured loans at March 31, 2007 and December 31, 2006 consisted of ten relationships, the largest of which was an agricultural loan for approximately $532,000 restructured through Farmer Home Administration.

Other real estate owned at March 31, 2007 consisted of nine properties including three commercial buildings totaling approximately $420,000, two one-to-four family properties totaling approximately $117,000, and two pieces of vacant land for approximately $65,000.  The properties are all located within our market areas.  Management is working to sell the real estate as soon as practical.

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

We actively manage our past due and non-performing loans in an effort to minimize credit losses and monitor asset quality to maintain an adequate loan loss allowance.  Although management uses current information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to non-performing or performing loans.  Accordingly, there can be no assurance that our allowance for loan losses will be adequate to cover loan losses or that significant increases to the allowance will not be required in the future if economic conditions should worsen.

The following table summarizes our allowance for loan losses:

	Three Months Ended March 31,
	2007	2006
	(Dollars In thousands)
Allowance at beginning of period	$5,715	$5,424
Provision for loan losses	230	275
Loans charged off	(140)	(147)
Recoveries	28	53
Allowance at end of period	$5,833	$5,605

Annualized net charge-offs as a percent of total loans	0.09%	0.09%
Allowance as a percent of total loans	1.17%	1.26%
Allowance as a pecent of non-performing loans	100.19%	132.47%

The allowance for loan losses as a percent of total loans was 1.17% at March 31, 2007 compared to 1.17% at December 31, 2006 and 1.26% at March 31, 2006.

The allowance for loan losses as a percent of non-performing loans was 100.19% at March 31, 2007, compared to 57.1% at December 31, 2006 and 132.47% at March 31, 2006.  The allowance for loan losses as a percent of non-performing loans of 100.19% at March 31, 2007 increased from 57.1% at December 31, 2006 due to the decrease in non-performing loans during that period, primarily as a result of large paydowns of some loans that were on non-accrual status at December 31, 2006.

Deposits

Total deposits increased approximately $1.4 million to $564.3 million at March 31, 2007 from $562.9 million at December 31, 2006. This increase was the combined result of a $20.1 million decrease in checking deposits and a $4.5 million and a $17.1 million increase in money market deposits and certificates of deposits, respectively. The decrease in checking deposits was primarily due to a decrease in public funds, which is generally expected during the first quarter due to seasonality.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit and standby letters of credit.  A discussion and table of contractual obligations, commitments and off-balance sheet arrangements is included in the Company’s 2006 annual report on form 10-K, and there have been no material changes since then.  Additional information regarding the impact of adopting FIN 48 with respect to our contractual obligations can also be found in Note 8, “Income Taxes,” of the notes to the unaudited consolidated financial statements contained herein.

Regulatory Capital

We are subject to regulatory capital requirements administered by the Federal Reserve, the Federal Deposit Insurance Corporation and the Comptroller of the Currency.  Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions.  As of March 31, 2007 and December 31, 2006, we met all capital adequacy requirements to which we are subject.  Our ratios at March 31, 2007 were as follows:

Ratio	Actual	Minimum Required
Total capital to risk weighted assets	11.39%	8.00%
Core capital to risk weighted assets	9.60%	4.00%
Core capital to average assets	7.01%	4.00%

Liquidity

We continuously forecast and manage our liquidity in order to satisfy cash flow requirements of depositors and borrowers and to allow us to meet our own cash flow needs.  We have developed internal and external sources of liquidity to meet our continued growth needs.  These include, but are not limited to, raising deposits through branch promotional campaigns, purchasing brokered certificates of deposits, overnight funds, short-term investment securities classified as available-for-sale and drawing on credit facilities established through the Federal Home Loan Bank of Topeka.

Our most liquid assets are cash and cash equivalents and investment securities available-for-sale.  The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.  At March 31, 2007, these assets, approximating $190.3 million, consist of investment securities available-for-sale of $174.7 million.  Approximately $148.6 million of these investment securities were pledged as collateral for borrowings, repurchase agreements and for public funds on deposit.

At March 31, 2007, we had approximately $40.9 million borrowing capacity remaining under agreements with Federal Home Loan Bank of Topeka, and approximately $8.0 million borrowing capacity under an unsecrued fed funds line of credit with M&I Bank.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2007 was $1,168,000, or $.32 basic and diluted income per share, an increase of 29.9%, compared to $899,000, or $.22 basic and diluted income per share for the three months ended March 31, 2006.

Net Interest Income

Net interest income before provision for loan losses for the three months ended March 31, 2007 totaled $6.2 million compared to $5.7 million for the same period in 2006, an increase of 8.8%.

Net interest margin, adjusted for the tax effect of tax exempt securities, as a percent of average earning assets was 3.75% for the three months ended March 31, 2007, compared to 3.78% during the three months ended March 31, 2006.  The average rate on interest earning assets for the quarter ended March 31, 2007 increased 73 basis points to 7.38% from 6.65% for the quarter ended March 31, 2006.  Offsetting the increase on the rate of interest earning assets was an increase in the average cost of interest bearing liabilities of 66 basis points to 3.98% during the three months ended March 31, 2007 from 3.23% during the three months ended March 31, 2006.

Interest earning assets

The average rate on interest earning assets was 7.38% for the three months ended March 31, 2007, representing an increase of 73 basis points from 6.65% for the same three months in 2006.  Interest earning assets are comprised of loans receivable, investment securities, interest-bearing deposits and an investment in a non-consolidated wholly owned subsidiary that was formed for the purpose of issuing trust preferred securities.

The average rate on loans receivable increased 80 basis points to 8.21% for the three months ended March 31, 2007, compared to 7.41% for the three months ended March 31, 2006.  Additionally, loans receivable average balance increased approximately $59.3 million during the three months ended March 31, 2007 compared to the average balances for the same three months in 2006, contributing to the increase in interest income from loans receivable of $1.1 million, or 13.9%.

The average rate on investment securities adjusted for the tax effect of tax exempt securities increased to 5.51% for the three months ended March 31, 2007, compared to 5.03% for the three months ended March 31, 2006.  This increase in the yield was offset by a decrease in average balance of $9.6 million during the quarter ended March 31, 2007 to $179.0 million compared to average balance during the quarter ended March 31, 2006 of $188.6 million.

Interest bearing liabilities

The average rate paid on interest-bearing liabilities increased 75 basis points to 3.98% for the three months ended March 31, 2007, compared to 3.23% for the same three months in 2006.  Interest bearing liabilities are comprised of savings and interest bearing checking deposits, time deposits, federal funds purchased and securities sold under agreements to repurchase, Federal Home Loan Bank Advances and other borrowings, and on our subordinated debentures held by our subsidiary trust which issued trust preferred securities at 1.65% over the 90-day LIBOR.

The average rate paid on interest-bearing savings and interest-bearing checking deposits increased 68 basis points to 2.30% for the three months March 31, 2007, compared to 1.62% for the three months ended March 31, 2006.  The average rate paid on time deposits increased 113 basis points to 4.75% during the first quarter of 2007 compared to 3.62% during the first quarter of 2006.

The effective interest rate on the subordinated debentures was 7.15% for the three months ended March 31, 2007 and 9.29% for the same period of 2006.  During the third quarter of 2006, the Company chose to redeem all of the Team Financial Capital Trust I 9.50% Subordinated Debentures, due August 10, 2031 (the “Securities”) at a redemption price equal to 100% of the principal amount of the Securities, or $16.0 million, plus interest accrued and unpaid through September 17, 2006.  As a result of the redemption of the debentures, the Company incurred a pretax charge, recorded as other non-interest expense to earnings of approximately $824,000 on the redemption date of the debentures.  This charge was the unamortized portion of the offering cost that was being amortized over the original life of the debentures.

To fund the redemption of the Securities, the Company replaced the called debentures with a pooled trust preferred security of $22.0 million at a variable rate of 1.65% above the 90-day LIBOR.  The new trust preferred security has a 30-year term and a callable option 5 years after the issuance date and did not have a placement or annual trustee fee associated with it.

The following tables present certain information relating to net interest income from continuing operations for the three months ended March 31, 2007 and 2006.  The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown and are presented on a tax-equivalent basis assuming a 34% tax rate for the periods indicated.

	Three Month Ended March 31, 2007			Three Months Ended March 31, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars In Thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3)	$492,783	$9,977	8.21%	$433,467	$7,923	7.41%
Investment securities-taxable	151,728	2,003	5.35%	160,273	1,887	4.78%
Investment securities-nontaxable (4)	27,276	431	6.41%	28,349	453	6.48%

Interest bearing deposits	20,625	197	3.87%	11,536	125	4.39%
Other interest earning assets	681	12	7.15%	480	11	9.29%
Total interest earning assets	$693,093	12,620	7.38%	$634,105	10,399	6.65%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$195,621	1,109	2.30%	187,904	751	1.62%
Time deposits	302,621	3,544	4.75%	243,370	2,173	3.62%
Federal funds purchased and securities sold under agreements to repurchase	3,145	36	4.64%	4,412	36	3.31%
Federal Home Loan Bank advances & other borrowings	108,174	1,118	4.19%	111,212	1,138	4.15%

Subordinated debentures	22,681	402	7.19%	16,005	388	9.83%
Total interest bearing liabilities	$632,242	6,209	3.98%	$562,903	4,486	3.23%

Net interest income (tax equivalent)		$6,411			$5,913
Interest rate spread			3.40%			3.42%
Net interest earning assets	$60,851			$71,202

Net interest margin (4)			3.75%			3.78%
Ratio of average interest bearing liabilities to average interest earning assets	91.22%			88.77%

(1)          Loans are net of deferred costs, less fees.

(2)          Non-accruing loans are included in the computation of average balances.

(3)          The Company includes loan fees in interest income.  These fees for the three months ended March 31, 2007 and 2006 were $226,000 and $310,000, respectively.

(4)          Yield is adjusted for the tax effect of tax exempt loans and securities.  The tax effects for the 3 months ended March 31, 2007 and 2006 were $191,000 and $185,000, respectively.

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

	Three months Ended March 31, 2007
	Increase (Decrease) Due To:
	Volume	Rate	Net
	(dollars in thousands)
Interest income:
Loans receivable, net (1) (2) (3)	$1,084	$970	$2,054
Investment securities-taxable	(101)	218	117
Investment securities-nontaxable (4)	(18)	(5)	(23)
Federal funds sold and interest-bearing deposits	98	(26)	72
Other assets	4	(4)	—
Total interest income	1,067	1,153	2,220
Interest expense:
Savings deposits and interest bearing checking	31	327	358
Time deposits	529	842	1,371
Federal funds purchased and securities sold under agreements to repurchase	(9)	10	1
Federal Home Loan Bank advances and other borrowings	(32)	11	(21)
Subordinated debentures	162	(148)	14
Total interest expense	681	1,042	1,723

Net change in net interest income	$386	$111	$497

(1)          Loans are net of deferred costs, less fees.

(2)          Non-accruing loans are included in the computation of average balances.

(3)          Loan fees are included in interest income.  These fees for the three months ended March 31, 2007 and 2006 were $226,000 and $310,000, respectively.

(4)          Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended March 31, 2007 and 2006 were $191,000 and $185,000, respectively.

Provision for Loan Losses

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market areas, and other factors related to the collectibility of our loan portfolio.  After considering the above factors, management recorded a provision for loan losses on loans totaling $230,000 for the three months ended March 31, 2007, and $275,000 for the three months ended March 31, 2006.  The decrease in the provision was primarily due to less loan growth during the quarter ended March 31, 2007 compared to the same quarter of 2006.

Non-Interest Income

The following table summarizes non-interest income for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Service charges	$817	$847
Trust fees	169	176
Brokerage service revenue	56	66
Gain on sales of mortgage loans	145	191
Mortgage servicing fees	47	53
Merchant processing fees	4	4
ATM and debit card fees	125	121
Bank owned life insurance income	237	216
Other	135	105
Total other income	$1,735	$1,779

Non-interest income decreased approximately $44,000, or 2.5%, from the three months ended March 31, 2006 primarily due to a $30,000, or 3.5%, decrease in service charges coupled with a $46,000, or 24.1%, decrease in gain on sales of mortgage loans, partially offset by a $21,000 increase in bank owned life insurance income and an $18,000 increase in other non-interest income for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  We have experienced a steady decrease in gain on sales of mortgage loans as interest rate increases have been initiated by the Federal Reserve Bank, and this trend of reduced gains is expected to continue as long as interest rates remain relatively high.

Non-Interest Expense

The following table presents non-interest expense from continuing operations for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
	(In thousands)
Salaries and employee benefits	$3,130	$3,083
Occupancy and equipment	735	768
Data processing	737	697
Professional fees	450	374
Marketing	110	80
Supplies	81	101
Intangible asset amortization	140	147
Other	786	809
Total other expenses	$6,169	$6,059

Non-interest expense increased approximately $110,000 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  The increase in non-interest expense was primarily due to increases in professional fees, largely as a result of increased legal fees due to the litigation to which the Company is a party.  See PART II, Item 1 for more information on legal proceedings.  Salaries and employee benefits have also increased as a result of hiring additional personnel and increased compensation expense.

Income Tax Expense

Income tax expense was $387,000 for the three months ended March 31, 2007, an increase of approximately $113,000 compared to income tax expense of $274,000 for the three months ended March 31, 2006.  The effective tax rate for the three months ended March 31, 2007, was 24.9%, compared to 23.4% for the three months ended March 31, 2006.  The effective tax rate is less than the statutory federal rate of 34.0% due primarily to municipal interest income and income from the investment in bank owned life insurance.

In accordance with FIN 48, discussed in note 2, “Recent Accounting Pronouncements,” the Company has performed an analysis and has concluded that it is not more likely than not that certain state tax benefits will be recognized in the future.  The adoption of FIN 48 did not result in a cumulative effect adjustment for the Company.  As of the date of adoption of FIN 48, approximately $597,000 of unrecognized tax benefits related to certain state tax benefits, and approximately $57,000 of unrecognized tax benefits related to acquisition costs and information reporting reserves were included in other liabilities within the consolidated balance sheet.  During the first quarter of 2007, a total of approximately $30,000 was added to these reserves.  If recognized, all of the tax benefits would increase net income, decreasing the effective tax rate.

The Company accrues tax expense, including interest and penalties, for unrecognized tax benefits related to certain state tax positions based on the applicable tax rates, and subsequently recognizes those state tax benefits when the related statutes expire.  During the fourth quarter of 2007, when the 2003 related statutes expire, the Company expects to recognize approximately $80,000 of state tax benefits associated with the REIT.

The Company recognizes any interest and penalties related to unrecognized tax benefits in the provision for income taxes.  Interest and penalties associated with the above-mentioned unrecognized tax benefits approximated $160,000 at March 31, 2007.

The Company’s federal and various state income tax returns for the years 2003 through 2006 remain subject to review by the various tax authorities.

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

The following table indicates that at March 31, 2007, if there had been a sudden and sustained increase in prevailing market interest rates, our 2007 net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.

	Net interest	(Decrease)
Change in interest rates	income	increase	% change
	(Dollar in thousands)
200 basis point rise	$26,336	$1,128	4.47%
100 basis point rise	25,773	565	2.24%
Base rate scenario	25,208	—	—
100 basis point decline	24,353	(855)	(3.39)%
200 basis point decline	23,096	(2,112)	(8.38)%

Item 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities Exchange Commission’s rules and forms.

Change in Internal Controls

No changes in our internal controls over financial reporting have occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

We are from time to time involved in routine litigation incidental to the conduct of our business.  There have been no material changes to the status of the litigation reported under “Legal Proceedings” in its Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference.  The Company does not believe that any other pending litigation to which it is a party may have a material adverse effect on its liquidity, financial condition, or results of operations.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  The following table summarizes information about the shares of common stock we repurchased during the first quarter of 2007.

			Total Number of
			Shares Purchased
			as Part of	Maximum Number
	Total Number		Publicly	of Shares That
	of Shares	Average Price	Announced	May Yet Be purchased
Period	Purchased	Paid per Share	Program	Under The Program

January 1- January 31	—	$—	—	303,673
February 1-February 28	—	$—	—	303,673
March 1 - March 31	22,600	$15.39	22,600	281,073

Total	22,600	$15.39	22,600

The Board of Directors approved a stock repurchase program, announced October 14, 2004, authorizing the repurchase of up to 400,000 shares of our common stock.  The stock repurchase program does not have an expiration date.

Item 6.    EXHIBITS

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)

3.2	Amended and Restated Bylaws of Team Financial, Inc. (8)

4.9	Indenture between Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (8)

4.10	Debenture Subscription Agreement between Team Financial, Inc. and Team Financial Capital Trust II dated September 14, 2006 (8)

4.11	Common Securities Subscription Agreement between Team Financial Capital Trust II and Team Financial, Inc. dated September 14, 2006 (8)

4.12	Purchase Agreement among Team Financial Capital Trust II, Team Financial Inc., and Bear, Stearns & Co., Inc. dated September 12, 2006 (8)

4.13	Guarantee Agreement delivered by Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (8)

4.14	Junior Subordinated Debenture of Team Financial, Inc. due 2036 (8)

4.15	Capital Security Certificate of Team Financial Capital Trust II evidencing 22,000 Capital Securities owned by Cede & Co. (8)

4.16	Common Security Certificate of Team Financial Capital Trust II evidencing 681 Commons Securities owned by Team Financial, Inc. (8)

10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 23, 2007. (9)

10.2	Employment Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated March 14, 2007. (9)

10.3	Employment Agreement between Team Financial, Inc. and Sandra J. Moll dated March 2, 2007. (9)

10.4	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 5, 2006. (6)

10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (3)

10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)

10.7-10.9	Exhibit numbers intentionally not used.

10.10	Agreement dated May 16, 2006 among Team Financial, Inc. and McCaffree Financial Corporation. (7)

10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)

10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)

10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)

10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)

10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (4)

10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. dated April 30, 2001 and amendment dated July 25, 2001. (1)

10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (2)

10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (2)

10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (2)

10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (2)

10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (2)

10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (2)

10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (2)

10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (2)

10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (2)

10.29	Stock Purchase Agreement dated February 7, 2005 between TeamBank, N.A. and International Insurance Brokers, Ltd., LLC. (5)

11.1	Statement regarding Computation of per share earnings — see consolidated financial statements. (9)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (9)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (9)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350. (9)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350. (9)

(1)                                  Filed with Registration Statement on Form S-1 dated August 6, 2001, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.

(2)                                Filed with Annual Report on Form 10-K for the Year Ending December 31, 2002, and incorporated herein by reference.

(3)                                  Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, (Registration Statement No. 333-64934) and are incorporated herein by reference.

(4)                                  Filed with quarterly report on form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.

(5)                                  Filed with annual report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(6)                                  Filed with quarterly report on form 10-Q for the period ended March 31, 2006 and incorporated herein by reference.

(7)                                  Filed with Form 8-K dated May 22, 2006 and incorporated herein by reference.

(8)                                  Filed with quarterly report on form 10-Q for the period ended September 30, 2006 and incorporated herein by reference.

(9)                                  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2007	By:	/s/ Robert J. Weatherbie
Robert J. Weatherbie
Chairman and
Chief Executive Officer

Date: May 11, 2007	By:	/s/ Richard J. Tremblay
Richard J. Tremblay
Chief Financial Officer

Exhibit Index

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)

3.2	Amended and Restated Bylaws of Team Financial, Inc. (8)

4.9	Indenture between Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (8)

4.10	Debenture Subscription Agreement between Team Financial, Inc. and Team Financial Capital Trust II dated September 14, 2006 (8)

4.11	Common Securities Subscription Agreement between Team Financial Capital Trust II and Team Financial, Inc. dated September 14, 2006 (8)

4.12	Purchase Agreement among Team Financial Capital Trust II, Team Financial Inc., and Bear, Stearns & Co., Inc. dated September 12, 2006 (8)

4.13	Guarantee Agreement delivered by Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (8)

4.14	Junior Subordinated Debenture of Team Financial, Inc. due 2036 (8)

4.15	Capital Security Certificate of Team Financial Capital Trust II evidencing 22,000 Capital Securities owned by Cede & Co. (8)

4.16	Common Security Certificate of Team Financial Capital Trust II evidencing 681 Commons Securities owned by Team Financial, Inc. (8)

10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 23, 2007. (9)

10.2	Employment Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated March 14, 2007. (9)

10.3	Employment Agreement between Team Financial, Inc. and Sandra J. Moll dated March 2, 2007. (9)

10.4	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 5, 2006. (6)

10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (3)

10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)

10.7-10.9	Exhibit numbers intentionally not used.

10.10	Agreement dated May 16, 2006 among Team Financial, Inc. and McCaffree Financial Corporation. (7)

10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)

10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)

10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)

10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)

10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (4)

10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. dated April 30, 2001 and amendment dated July 25, 2001. (1)

10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (2)

10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (2)

10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (2)

10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (2)

10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (2)

10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (2)

10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (2)

10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (2)

10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (2)

10.29	Stock Purchase Agreement dated February 7, 2005 between TeamBank, N.A. and International Insurance Brokers, Ltd., LLC. (5)

11.1	Statement regarding Computation of per share earnings — see consolidated financial statements. (9)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (9)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (9)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350. (9)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350. (9)

(1)                                  Filed with Registration Statement on Form S-1 dated August 6, 2001, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.

(2)                                Filed with Annual Report on Form 10-K for the Year Ending December 31, 2002, and incorporated herein by reference.

(3)                                  Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, (Registration Statement No. 333-64934) and are incorporated herein by reference.

(4)                                  Filed with quarterly report on form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.

(5)                                  Filed with annual report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

(6)                                  Filed with quarterly report on form 10-Q for the period ended March 31, 2006 and incorporated herein by reference.

(7)                                  Filed with Form 8-K dated May 22, 2006 and incorporated herein by reference.

(8)                                  Filed with quarterly report on form 10-Q for the period ended September 30, 2006 and incorporated herein by reference.

(9)                                  Filed herewith.