Form 10-Q
period 2007-06-30
TEAM FINANCIAL INC /KS
filed 2007-08-13
CIK 1082484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 3,620,064 shares of the Registrant’s common stock, no par value, outstanding as of August 13, 2007.

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Financial Condition
(In thousands)

	June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$16,583	$14,529
Federal funds sold and interest bearing bank deposits	1,611	22,621
Cash and cash equivalents	18,194	37,150

Investment securities:
Available for sale, at fair value (amortized cost of $174,603 and $171,301 at June 30, 2007 and December 31, 2006, respectively)	171,309	170,079
Non-marketable equity securities (amortized cost of $9,274 and $9,061 at June 30, 2007 and December 31, 2006, respectively)	9,274	9,061
Total investment securities	180,583	179,140

Loans receivable, net of unearned fees	509,982	486,497
Allowance for loan losses	(5,856)	(5,715)
Net loans receivable	504,126	480,782

Accrued interest receivable	5,840	5,558
Premises and equipment, net	20,420	17,628
Assets acquired through foreclosure	615	817
Goodwill	10,700	10,700
Intangible assets, net of accumulated amortization	2,825	2,659
Bank-owned life insurance policies	20,325	19,926
Other assets	2,121	2,068

Total assets	$765,749	$756,428

Liabilities and Stockholder’s Equity
Deposits:
Checking deposits	$174,304	$194,979
Savings deposits	27,873	28,536
Money market deposits	63,119	57,123
Certificates of deposit	305,617	282,244
Total deposits	570,913	562,882
Federal funds purchased and securities sold under agreements to repurchase	7,363	6,215
Federal Home Loan Bank advances	108,038	108,069
Notes payable	100	200
Subordinated debentures	22,681	22,681
Accrued expenses and other liabilities	5,523	5,864

Total liabilities	714,618	705,911

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 4,502,791 and 4,501,516 shares issued; 3,633,564 and 3,594,784 shares outstanding at June 30, 2007 and December 31, 2006, respectively	27,916	27,901
Capital surplus	290	680
Retained earnings	36,165	34,449
Treasury stock, 869,227 and 906,732 shares of common stock at cost at June 30, 2007, and December 31, 2006, respectively	(11,066)	(11,707)
Accumulated other comprehensive loss	(2,174)	(806)

Total stockholders’ equity	51,131	50,517

Total liabilities and stockholders’ equity	$765,749	$756,428

See accompanying notes to the unaudited consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest Income:
Interest and fees on loans	$10,283	$8,690	$20,213	$16,612
Taxable investment securities	2,024	1,928	3,992	3,814
Nontaxable investment securities	293	271	580	540
Other	136	170	380	307

Total interest income	12,736	11,059	25,165	21,273

Interest Expense:
Deposits:
Checking deposits	509	479	1,053	939
Savings deposits	50	53	102	106
Money market deposits	520	338	1,034	577
Certificates of deposit	3,680	2,632	7,224	4,805
Federal funds purchased and securities sold under agreements to repurchase	52	52	89	88
FHLB advances payable	1,126	1,129	2,239	2,263
Notes payable and other borrowings	3	39	7	43
Subordinated debentures	402	389	804	777

Total interest expense	6,342	5,111	12,552	9,598

Net interest income before provision for loan losses	6,394	5,948	12,613	11,675

Provision for loan losses	77	157	307	432

Net interest income after provision for loan losses	6,317	5,791	12,306	11,243

Non-Interest Income:
Service charges	908	904	1,725	1,751
Trust fees	249	206	418	382
Gain on sales of mortgage loans	154	139	299	330
Gain (loss) on sales of investment securities	1	(90)	1	(90)
Bank-owned life insurance income	238	214	475	430
Other	383	369	750	718

Total non-interest income	1,933	1,742	3,668	3,521

Non-Interest Expenses:
Salaries and employee benefits	3,067	3,169	6,197	6,253
Occupancy and equipment	842	728	1,577	1,496
Data processing	785	725	1,522	1,421
Professional fees	222	476	672	850
Marketing	169	95	279	175
Supplies	111	85	192	186
Intangible asset amortization	126	148	266	295
Other	929	852	1,715	1,661

Total non-interest expenses	6,251	6,278	12,420	12,337

Income before income taxes	1,999	1,255	3,554	2,427

Income tax expense	588	335	975	609

Net income	$1,411	$920	$2,579	$1,818

Basic income per share	$0.39	$0.24	$0.72	$0.46
Diluted income per share	$0.38	$0.23	$0.70	$0.45
Shares applicable to basic income per share	3,615,244	3,850,049	3,605,229	3,937,321
Shares applicable to diluted income per share	3,684,649	3,941,529	3,675,921	4,026,881

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$1,411	$920	$2,579	$1,818
Other comprehensive income, net of tax:
Unrealized losses on investment securities available for sale net of tax of $(865) and $(836) for the three months ended June 30, 2007 and June 30, 2006, respectively; and net of tax of $(703) and $(1,033) for the six months ended June 30, 2007 and June 30, 2006, respectively	(1,678)	(1,620)	(1,367)	(2,002)
Reclassification adjustment for gains included in net income net of tax of $0 and $31 for the three months ended June 30, 2007 and June 30, 2006, respectively; and net of tax of $0 and $31 for the six months ended June 30, 2007 and June 30, 2006, respectively	(1)	59	(1)	59
Other comprehensive loss, net	(1,679)	(1,561)	(1,368)	(1,943)
Comprehensive income (loss)	$(268)	$(641)	$1,211	$(125)

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries
Unaudited Consolidated Statements of Changes In Stockholders’ Equity
Six Months Ended June 30, 2007
(Dollars in thousands, except per share amounts)

					Accumulated
					other	Total
	Common	Capital	Retained	Treasury	comprehensive	stockholders’
	stock	surplus	earnings	stock	(loss)	equity

BALANCE, December 31, 2006	$27,901	$680	$34,449	$(11,707)	$(806)	$50,517
Treasury stock purchased (42,895 shares)	—	—	—	(656)		(656)
Common stock issued in connection with compensation plans (1,275 shares)	15	—	—	—	—	15
Issuance of treasury shares in connection with compensation plans (80,400 shares)	—	(519)	—	1,297	—	778
Increase in capital surplus in connection with stock-based compensation	—	129	—	—	—	129
Net income	—	—	2,579	—	—	2,579
Dividends ($0.24 per share)	—	—	(863)	—	—	(863)
Other comprehensive loss net of $(703) in taxes	—	—	—	—	(1,368)	(1,368)
BALANCE, June 30, 2007	$27,916	$290	$36,165	$(11,066)	$(2,174)	$51,131

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries
Unaudited Consolidated Statements Of Cash Flows
(Dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,579	$1,818
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	307	433
Depreciation and amortization	1,016	1,093
Impairment on goodwill and intangible assets	14	—
Stock-based compensation expense	129	129
Change in bank owned life insurance	(399)	(366)
Net (gain) loss on sales of investment securities	(1)	90
Stock dividends	(212)	(184)
Net gain on sales of mortgage loans	(299)	(330)
Net (gain) loss on sales of assets	30	(18)
Proceeds from sale of mortgage loans	21,421	20,805
Origination of mortgage loans for sale	(20,976)	(21,143)
Net increase in other assets	(706)	(567)
Net increase in accrued expenses and other liabilities	72	748
Net cash provided by operating activities	2,775	2,508

Cash flows from investing activities:
Net increase in loans	(23,971)	(35,068)
Proceeds from sale of investment securities available-for-sale	3	4,411
Proceeds from maturities and principal reductions of investment securities	7,239	13,622
Purchases of investment securities	(10,654)	(14,865)
Purchase of premises and equipment, net	(3,517)	(790)
Proceeds from sales of assets	356	65

Net cash used in investing activities	(30,544)	(32,625)

Cash flows from financing activities:
Net increase in deposits	8,031	24,826
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	1,148	(329)
Payments on Federal Home Loan Bank advances	(156,175)	(30)
Proceeds from Federal Home Loan Bank advances	156,144	(3,000)
Payments on notes payable	(2,744)	(2,946)
Proceeds from notes payable	2,644	8,867
Common stock issued	15	21
Purchase of treasury stock	(656)	(7,186)
Issuance of treasury stock	778	—
Dividends paid on common stock	(572)	(642)

Net cash provided by financing activities	8,613	19,581

Net change in cash and cash equivalents	(18,956)	(10,536)

Cash and cash equivalents at beginning of the period	37,150	34,360

Cash and cash equivalents at end of the period	$18,194	$23,824

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$12,261	$9,129
Income taxes	1,274	715

Noncash activities related to operations
Assets acquired through foreclosure	$113	$543
Loans to facilitate the sale of real estate acquired through foreclosure	—	120

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
Three and six month periods ended June 30, 2007 and 2006

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

The December 31, 2006 statement of financial condition has been derived from the audited consolidated financial statements as of that date.  Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.  The results of the interim periods ended June 30, 2007, are not necessarily indicative of the results that may occur for the year ending December 31, 2007.

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

(2)                                 Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 Accounting for Income Taxes.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of a tax position in accordance with this interpretation is a two-step process.  The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The interpretation is effective for fiscal years beginning after December 15, 2006, and the Company began applying the guidance in January, 2007.  The adoption of FIN 48 did not have a material effect on our consolidated financial statements.  See note 8 to the consolidated financial statements.

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

(3)                                 Stock Based Compensation and Income Per Share

The Company’s 1999 Stock Incentive Plan and 2007 Stock Incentive Plan, which was approved by shareholders at the Company’s annual meeting of shareholders in June, 2007, provide for the following stock and stock-based awards: restricted stock, stock options, stock appreciation rights and performance shares.  As of June 30, 2007, up to 15,850 shares of our common stock were available to be issued under the 1999 Stock Incentive Plan and up to 400,000 shares of our common stock were available to be issued under the 2007 Stock Incentive Plan. All employees, directors and consultants are eligible to participate in the plan. The Company generally grants stock options with either a one-year cliff vesting schedule and a ten year expiration from the date of grant, or with a three-year potential vesting schedule and a ten year expiration from the date of grant, with vesting at the discretion of the Compensation Committee of the Board of Directors, which administers both plans.

Beginning in 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, (“SFAS No. 123(R)”). This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share based payments with employees except for equity instruments held by employee share ownership plans.  During the three and six months ended June 30, 2007, the Company recognized share-based compensation expense of approximately $61,000 and $129,000, respectively.

Stock compensation expense for options granted during the three and six months ended June 30, 2007 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	One-year options	Three-year options
Expected life in years	5	8
Expected volatility	15.69%	18.18%
Risk-fee interest rate	4.82%	4.94%
Annual rate of quarterly dividends	1.73%	2.64%

The following table summarizes option activity for the six months ended June 30, 2007:

		Weighted	Weighted average	Aggregate
	Number of	average exercise	remaining contractual	Intrinsic
	options	price per share	life in years	Value
Outstanding at December 31, 2006	367,700	$11.06
Granted	42,000	15.97
Exercised	(80,400)	9.68
Expired or forfeited	(12,600)	14.06
Outstanding at June 30, 2007	316,700	11.86	7	$3.77
Exercisable at June 30, 2007	214,700	10.18	5.8	5.36

A summary of the Company’s nonvested options as of June 30, 2007 and changes during the six months ended are presented below:

	Number of	Weighted
	shares	average grant
	(in thousands)	date fair value
Nonvested at December 31, 2006	72,600	$2.83
Granted	42,000	3.28
Expired or forfeited	(12,600)	2.96
Nonvested at June 30, 2007	102,000	2.83

On June 30, 2007, there was approximately $187,000 of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Company expects to recognize over a weighted-average period of 1.2 years.  Due to the discretionary nature of the three-year options, these options are repriced each quarter, resulting in the difference between the weighted average grant date fair value and the currently estimated unrecognized compensation cost.

(4)                                 Stock Repurchase Program

The Board of Directors approved a stock repurchase program, announced October 14, 2004, authorizing the repurchase of up to 400,000 shares of our common stock.  There is no expiration date on this program.  At June 30, 2007, there were 260,778 shares of our common stock remaining to be repurchased under this stock repurchase program.  During the three and six months ended June 30, 2007, there were 20,295 and 42,895 shares of our common stock repurchased under this program, respectively.

(5)                                 Dividends Declared

On May 22, 2007, we declared a quarterly cash dividend of $0.08 per share to all shareholders of record on July 2, 2007, payable July 20, 2007. This dividend has been recorded in the accompanying financial statements, but was not recorded in the balance sheet accompanying our press release on second quarter results, resulting in the $291,000 difference between stockholders’ equity and liabilities in the press release and stockholders’ equity and liabilities presented in this Form 10-Q.

(6)                                 Investment Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities at June 30, 2007 and December 31, 2006.

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
Government-sponsored entities	$55,763	$—	$(1,035)	$54,728
Mortgage-backed securities	83,583	181	(2,012)	81,752
Non-taxable municipal securities	28,740	114	(492)	28,362
Taxable municipal securities	690	4	—	694
Other debt securities	5,698	5	(112)	5,591
Total debt securities	174,474	304	(3,651)	171,127
Equity securities	9,404	55	(3)	9,456
Total investment securities	$183,878	$359	$(3,654)	$180,583

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
Government sponsored entities	$54,481	$81	$(649)	$53,913
Mortgage-backed securities	83,684	344	(1,178)	82,850
Non-taxable municipal securities	27,148	271	(167)	27,252
Taxable municipal securities	690	25	—	715
Other debt securities	5,200	32	(47)	5,185
Total debt securities	171,203	753	(2,041)	169,915
Equity securities	9,159	67	(1)	9,225
Total investment securities	$180,362	$820	$(2,042)	$179,140

Management does not believe that any of the securities with unrealized losses at June 30, 2007 are other than temporarily impaired due to changes in market rate from the date of purchase, and the Company has the ability and intent to hold these securities.

(7)                                 Notes Payable and Other Borrowings

During the second quarter of 2007, the maturity date of the advances under the line of credit was extended an additional year from June 30, 2007 to June 30, 2008.   All other terms of the borrowing agreement remain consistent with the terms as of December 31, 2006.

(8)                                 Commitments and Contingencies

Commitments to extend credit to our customers with unused approved lines of credit were approximately $113.3 million at June 30, 2007.  Additionally, the contractual amount of standby letters of credit at June 30, 2007 was approximately $6.7 million.  These commitments involve credit risk in excess of the amount stated in the consolidated balance sheet.  Exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments.

(9)                                 Income Taxes

Income tax expense was $588,000 for the three months ended June 30, 2007, compared to income tax expense of $335,000 for the three months ended June 30, 2006, representing an increase of approximately $253,000.  The effective tax rate for the three months ended June 30, 2007, was 29.4%, compared to 26.7% for the three months ended June 30, 2006.  Income tax expense was $975,000 for the six months ended June 30, 2007, compared to income tax expense of $609,000 for the six months ended June 30, 2006, representing an increase of approximately $366,000.  The effective tax rate for the six months ended June 30, 2007, was 27.4%, compared to 25.1% for the six months ended June 30, 2006.  The effective tax rate is less than the statutory federal rate of 34.0% due primarily to municipal interest income and income from the investment in bank owned life insurance.

In accordance with FIN 48, discussed in note 2, “Recent Accounting Pronouncements,” the Company has performed an analysis and has concluded that it is not more likely than not that certain state tax benefits will be recognized in the future.  The adoption of FIN 48 did not result in a cumulative effect adjustment for the Company.  As of the date of adoption of FIN 48, approximately $597,000 of unrecognized tax benefits related to certain state tax benefits, and approximately $57,000 of unrecognized tax benefits related to acquisition costs and information reporting reserves were included in other liabilities within the consolidated balance sheet.  During the three and six months ended June 30, 2007, a total of approximately $39,000 and $69,000, was added to these reserves, respectively.  If recognized, all of the tax benefits would increase net income, decreasing the effective tax rate.

The Company accrues tax expense, including interest and penalties, for unrecognized tax benefits related to certain state tax positions based on the applicable tax rates, and subsequently recognizes those state tax benefits when the related statutes expire.  During the fourth quarter of 2007, when the 2003 related statutes expire, the Company expects to recognize approximately $80,000 of state tax benefits associated with these state tax positions.

The Company recognizes any interest and penalties related to unrecognized tax benefits in the provision for income taxes.  Interest and penalties associated with the above-mentioned unrecognized tax benefits approximated $160,000 at June 30, 2007.

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

We offer full service community banking and financial services through 20 locations in Kansas, Missouri, Nebraska and Colorado through our wholly owned banking subsidiaries, TeamBank, N.A and Colorado National Bank. Our presence in Kansas consists of eight locations in the Kansas City metropolitan area and three locations in southeast Kansas. We operate two locations in western Missouri, three in the metropolitan area of Omaha, Nebraska and four in the Colorado Springs, Colorado metropolitan area

Results of operations depend primarily on net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities.  Results of operations are also affected by non-interest income, such as service charges and gains and losses from the sales of mortgage loans.  The principal operating expenses, aside from interest expense, consist of compensation and employee benefits, occupancy costs, data processing expense and provisions for loan losses.

The following table presents selected financial data for the three and six months ended June 30, 2007 and June 30, 2006 (dollars in thousands, except per share data):

	As of and For		As of and For
	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Net income	$1,411	$920	$2,579	$1,818
Basic income per share	$0.39	$0.24	$0.72	$0.46
Diluted income per share	$0.38	$0.23	$0.70	$0.45
Return on average assets	0.74%	0.51%	0.68%	0.52%
Return on average equity	10.98%	7.44%	10.17%	7.11%
Average equity to average assets	6.76%	6.91%	6.71%	7.28%
Efficiency Ratio	75.07%	81.64%	76.29%	81.19%

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

FINANCIAL CONDITION

Total assets at June 30, 2007, were $765.7 million compared to $756.4 million at December 31, 2006, an increase of $9.3 million.  Loans receivable increased $23.5 million to $510.0 million at June 30, 2007, from $486.5 million at December 31, 2006.  The increase in loans receivable was funded with excess cash and an increase in deposits.

Investment Securities

Total investment securities were $180.6 million at June 30, 2007, compared to $179.1 million at December 31, 2006, an increase of $1.4 million, or 0.8%.  This increase was primarily due to managements’ decision to reinvest maturing investments and excess liquidity in the securities markets reduced by an increase of $2.1 million of gross unrealized losses.   Management does not believe that any of the securities with unrealized losses at June 30, 2007 are other than temporarily impaired.

Loans Receivable

Loans receivable increased $23.5 million, or 4.8%, to $510.0 million at June 30, 2007, compared to $486.5 million at December 31, 2006.  This increase was due to increases in real estate loans, primarily loans secured by construction and land development.

The following table presents the composition of the loan portfolio by type of loan at the dates indicated:

	June 30, 2007		December 31, 2006
	Principal	Percent of	Principal	Percent of
	Balance	Total	Balance	Total
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$80,975	15.9%	$84,078	17.3%
Construction and land development	168,680	33.1	136,835	28.1
Commercial	144,037	28.2	145,747	30.0
Other	35,851	7.0	34,305	7.1
Other Commerical	54,363	10.7	60,177	12.4
Agricultural	8,184	1.6	7,226	1.4
Installment loans	9,577	1.9	10,344	2.1
Other	8,783	1.7	8,317	1.7
Gross loans	510,450	100.1	487,029	100.1
Less unearned fees	(468)	(0.1)	(532)	(0.1)
Total loans receivable	$509,982	100.0%	$486,497	100.0%

Included in one-to-four family real estate loans were loans held for sale of approximately $2.4 million at June 30, 2007 and $2.6 million at December 31, 2006.

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

The following table summarizes non-performing assets:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Non-accrual loans	$3,539	$7,918
Loans 90 days past due and still accruing	679	434
Restructured loans	679	1,010
Non-performing loans	4,897	9,362
Other real estate owned	615	817
Total non-performing assets	$5,512	$10,179
Non-performing loans as a percentage of total loans	0.96%	1.92%
Non-performing assets as a percentage of total assets	0.72%	1.35%

Non-performing assets totaled $5.5 million at June 30, 2007 compared to $10.2 million at December 31, 2006.  Non-performing loans were the largest component of non-performing assets during both periods, and were approximately $4.9 million at June 30, 2007 compared to $9.4 million at December 31, 2006, a decrease of approximately $4.5 million.

The decrease in non-performing loans was largely due to a group of loans in our Missouri market from a diversified commercial customer totaling $4.9 million that were on non-accrual status at December 31, 2006, but not at June 30, 2007.  Management actively worked with the borrower to resolve the delinquencies and during the first quarter of 2007, the borrower paid off approximately $2.2 million of the impaired loans and the borrower brought another $2.6 million up to performing status.  During the second quarter, the borrower failed to make any payments on these loans, however, as of June 30, 2007, these loans were still not considered non-performing based on days past due at that time.  These loans are currently greater than 90 days past due and still accruing interest.  The loans are well-secured and management is currently utilizing legal action to resolve these credits.

Included in non-accrual loans at June 30, 2007 were several loans.  The largest three relationships included in non-accrual at June 30, 2007 included a $666,000 commercial loan secured by real estate that is currently in foreclosure, a $458,000 commercial loan that is secured by farmland that is currently in foreclosure, and a $346,000 commercial loan secured by real estate and leasehold improvements that management is actively seeking resolution with the borrower.

Offsetting the decrease in non-accrual loans was a $245,000 increase in loans 90 days past due and still accruing interest.  The increase in loans 90 days past due and still accruing interest was primarily due to decreases in commercial, industrial, and agricultural loans.

Restructured loans at June 30, 2007 and December 31, 2006 consisted of seven relationships, the largest of which was an agricultural loan for approximately $379,000 restructured through Farmer Home Administration.

Other real estate owned at June 30, 2007 consisted of seven properties including three commercial buildings totaling approximately $420,000, two one-to-four family properties totaling approximately $130,000, and two pieces of vacant land for approximately $65,000.  The properties are all located within our market areas.  Management is working to sell the real estate as soon as practical.

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

The following table summarizes our allowance for loan losses:

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Allowance at beginning of period	$5,715	$5,424
Provision for loan losses	307	432
Loans charged off	(316)	(290)
Recoveries	150	135
Allowance at end of period	$5,856	$5,701

Annualized net charge-offs as a percent of total loans	0.07%	0.07%
Allowance as a percent of total loans	1.15%	1.25%
Allowance as a pecent of non-performing loans	119.58%	97.48%

The allowance for loan losses as a percent of non-performing loans increased at June 30, 2007, compared to June 30, 2006 due to a decrease in non-accrual loans at June 30, 2007 to $3.5 million from $4.7 million at June 30, 2006.  This decrease was primarily due to the group of diversified commercial loans to one borrower, mentioned above, totaling $1.9 million that were classified as non-accrual during the second quarter of 2006, but were not on non-accrual status at June 30, 2007.  These loans were well-secured, and therefore, additional reserves were not deemed necessary.

Intangible assets, net of accumulated amortization

During the second quarter of 2007, the Company terminated the employment agreement with Michael L. Gibson, President of Corporate Development, and entered into a retirement and release agreement with him in connection to his early retirement from the Company.  At that time, the Company entered into a non-compete, non-solicitation and restrictive covenant agreement (“non-compete agreement”) with Mr. Gibson under which the Company paid Mr. Gibson a lump sum of approximately $407,000 on June 30, 2007 as consideration for the non-solicitation of employees or customers and non-competition agreement covering Miami County, Kansas for a period of three and one-half years, ending on December 31, 2010.  The Company will amortize the amount of the non-compete agreement over the three and one-half year life of the non-compete agreement.

Deposits

Total deposits increased approximately $8.0 million to $570.9 million at June 30, 2007 from $562.9 million at December 31, 2006. This increase was primarily a result of an increase in certificates of deposits as a result of branch promotional campaigns, offset by a decrease in checking deposits.

Principal maturities of time deposits at June 30, 2007 were as follows:

Year:
2007	$147,747
2008	131,691
2009	20,055
2010	3,522
2011	1,674
Thereafter	928
$305,617

Regulatory Capital

We are subject to regulatory capital requirements administered by the Federal Reserve, the Federal Deposit Insurance Corporation and the Comptroller of the Currency.  Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions.  As of June 30, 2007 and December 31, 2006, we met all capital adequacy requirements to which we are subject.  Regulatory capital ratios at June 30, 2007, were as follows:

			To be well-
		Minimum Required	capitalized under
		for capital	prompt corrective
Ratio	Actual	adequacy purposes	action provisions
Total capital to risk weighted assets	11.46%	8.00%	10.00%
Core capital to risk weighted assets	9.76%	4.00%	6.00%
Core capital to average assets	7.72%	4.00%	5.00%

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

Our most liquid assets are cash and cash equivalents and investment securities available-for-sale.  The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.  At June 30, 2007, these assets, approximating $189.5 million, consisted of investment securities available-for-sale of $171.3 million.  Approximately $150.5 million of these investment securities were pledged as collateral for borrowings, repurchase agreements and for public funds on deposit at June 30, 2007.

At June 30, 2006, we had approximately $35.7 million borrowing capacity remaining under agreements with Federal Home Loan Bank of Topeka.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2007 was $1,411,000, or $.39 basic and $.38 diluted income per share, an increase of 53.4%, compared to $920,000 or $.24 basic and $.23 diluted income per share, for the three months ended June 30, 2006.  Net income for the six months ended June 30, 2007 was $2,579,000, or $.72 basic and $.70 diluted income per share, compared to $1,818,000, or $.46 basic and $.45 diluted income per share for the six months ended June 30, 2006, an increase of 41.8%.

The increases in net income were driven by continued increases net interest margin on average earning assets and an increase in non-interest income.  Also contributing to the increase in net income was the decrease in provisions for loan losses.

Net Interest Income

Net interest income before provision for loan losses for the three months ended June 30, 2007 totaled $6.4 million compared to $5.9 million for the same period in 2006, an increase of $446,000, or 7.5%.  Net interest income before provision for loan losses for the six months ended June 30, 2007, totaled $12.6 million compared to $11.7 million for the same period in 2006, an increase of $938,000, or 8.0%.

Net interest margin, adjusted for the tax effect of tax exempt securities, as a percent of average earning assets, was 3.81% for the three months ended June 30, 2007, compared to 3.76% for the three months ended June 30, 2006.  Tax equivalent net interest margin as a percent of average earning assets was 3.79% for the six months ended June 30, 2007, compared to 3.77% for the six months ended June 30, 2006.  The average rate of interest-earning assets for the quarter ended June 30, 2007 increased 59 basis points to 7.47% from 6.88% for the quarter ended June 30, 2006.  Contributing to the increase in the tax equivalent net interest margin was approximately $75,000 of interest income realized on a loan that had been charged-off in a prior period.  Also contributing to the increase in net interest margin was an increase in yields on our investment portfolio of 21 basis points and 31 basis points for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, respectively.  The increase in the yields on our investment portfolio are partially due to restructuring the investment portfolio during the second quarter of 2006, resulting in an increase of the overall yield of our investment portfolio of 10 basis points.

Offsetting the increase in the rate of interest earning assets was an increase in the average cost of interest bearing liabilities of 51 basis points to 4.03% during the three months ended June 30, 2007 from 3.52% during the three months ended June 30, 2006.  Public funds have played a significant role in our balance sheet growth, as we have been able to control our cost of funds by utilizing public funds better than we would be able to by utilizing other forms of deposit growth.

The average rate of interest earning assets increased 69 basis points to 7.46% for the six months ended June 30, 2007 from 6.77% during the same period in 2006.  The average cost of interest-bearing liabilities increased 64 basis points to 4.02% for the six months ended June 30, 2007, compared to 3.38% during the same period in 2006.  The result of the above changes to interest income and interest expense was an increase in the net interest income of $456,000 and $960,000 including the tax equivalent impact on tax exempt securities for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.

The following tables present certain information relating to net interest income for the three and six months ended June 30, 2007 and 2006.  The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown.

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2) (3)	$504,821	10,331	8.21%	$458,044	$8,690	7.61%
Investment securities-taxable	155,192	2,024	5.23%	155,335	1,927	4.98%
Investment securities-nontaxable (4)	27,362	445	6.52%	28,761	460	6.42%
Interest-bearing deposits	6,635	96	5.80%	12,882	159	4.95%
Other assets	681	39	22.97%	480	12	10.03%
Total interest-earning assets	$694,691	$12,935	7.47%	$655,502	$11,248	6.88%

Interest-bearing liabilities:
Savings deposits and interest-bearing checking	$192,763	1,079	2.25%	$190,458	$870	1.83%
Time deposits	302,846	3,680	4.87%	260,232	2,632	4.06%
Federal funds purchased and securities sold under agreements to repurchase	4,325	52	4.82%	5,325	52	3.92%
Federal Home Loan Bank advances and other borrowings	108,147	1,129	4.19%	110,686	1,168	4.23%
Subordinated debentures	22,681	402	7.11%	16,005	389	9.75%
Total interest-bearing liabilities	$630,762	$6,342	4.03%	$582,706	$5,111	3.52%
Net interest income (tax equivalent)		$6,593			$6,137
Interest rate spread			3.44%			3.37%
Net interest-earning assets	$63,929			$72,796
Net interest margin (4)			3.81%			3.76%
Ratio of average interest-bearing liabilities to average interest-earning assets	90.80%			88.89%

(1)             Loans are net of deferred costs, less fees.

(2)             Non-accruing loans are included in the computation of average balances.

(3)             The Company includes loan fees in interest income.  These fees for the three months ended June 30, 2007 and 2006 were $213,000 and $369,000, respectively.

(4)             Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended June 30, 2007 and 2006 were $199,000 and $188,000, respectively.

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2) (3)	$498,803	20,308	8.21%	$445,750	$16,612	7.52%
Investment securities-taxable	153,454	3,992	5.25%	157,848	3,814	4.87%
Investment securities-nontaxable (4)	27,325	880	6.49%	28,509	913	6.46%
Interest-bearing deposits	11,157	293	5.30%	12,208	284	4.69%
Other assets	681	87	25.76%	480	23	9.66%
Total interest-earning assets	$691,420	$25,560	7.46%	$644,795	$21,646	6.77%

Interest-bearing liabilities:
Savings deposits and interest-bearing checking	$194,192	2,188	2.27%	$189,181	$1,622	1.73%
Time deposits	300,259	7,224	4.85%	251,803	4,805	3.85%
Federal funds purchased and securities sold under agreements to repurchase	3,735	89	4.81%	4,869	88	3.65%
Federal Home Loan Bank advances and other borrowings	108,161	2,247	4.19%	110,955	2,306	4.19%
Subordinated debentures	22,681	804	7.15%	16,005	777	9.79%
Total interest-bearing liabilities	$629,028	$12,552	4.02%	$572,813	$9,598	3.38%
Net interest income (tax equivalent)		$13,008			$12,048
Interest rate spread			3.43%			3.39%
Net interest-earning assets	$62,392			$71,982
Net interest margin (4)			3.79%			3.77%
Ratio of average interest-bearing liabilities to average interest-earning assets	90.98%			88.84%

(1)             Loans are net of deferred costs, less fees.

(2)             Non-accruing loans are included in the computation of average balances.

(3)             The Company includes loan fees in interest income.  These fees for the six months ended June 30, 2007 and 2006 were $440,000 and $723,000, respectively.

(4)             Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the six months ended June 30, 2007 and 2006 were $395,000 and $373,000, respectively.

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

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Compared To			Compared To
	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans receivable, net (1) (2) (3)	$888	$753	$1,641	$1,977	$1,719	$3,696
Investment securities-taxable	(2)	99	97	(106)	284	178
Investment securities-nontaxable (4)	(22)	7	(15)	(38)	5	(33)
Interest-bearing deposits	(75)	14	(61)	(24)	34	10
Other assets	5	22	27	10	53	63
Total interest income	$794	$895	$1,689	$1,819	$2,095	$3,914

Interest expense:
Savings deposits and interest bearing checking	$11	$198	$209	$43	$524	$567
Time deposits	431	617	1,048	925	1,494	2,419
Federal funds purchased and securities sold under agreements to repurchase	(10)	10	—	(20)	21	1
Federal Home Loan Bank advances and other borrowings	(27)	(12)	(39)	(59)	(1)	(60)
Subordinated debentures	162	(149)	13	324	(297)	27
Total interest expense	567	664	1,231	213	1,741	2,954
Net change in net interest income	$227	$231	$458	$606	$354	$960

(1)             Loans are net of deferred costs, less fees.

(2)             Non-accruing loans are included in the computation of average balances.

(3)             The Company includes loan fees in interest income.  These fees for the three months ended June 30, 2007 and 2006 were $213,000 and $369,000, and for the six months ended June 30, 2007 and 2006 were $440,000 and $723,000, respectively.

(4)             Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended June 30, 2007 and 2006 were $199,000 and $188,000, and for the six months ended June 30, 2007 and 2006 were $395,000 and $373,000, respectively.

Interest-earning assets

The average rate on interest-earning assets was 7.47% for the three months ended June 30, 2007, representing an increase of 59 basis points from 6.88% for the same three months ended 2006.  The average rate on interest-earning assets was 7.46% for the six months ended June 30, 2007, representing an increase of 69 basis points from 6.77% for the same six months ended 2006.  Interest-earning assets are comprised of loans receivable, investment securities, interest-bearing deposits and an investment in a non-consolidated wholly owned subsidiary that was formed for the purpose of issuing trust preferred securities.

The average rate on loans receivable increased 60 basis points to 8.21% for the three months ended June 30, 2007, compared to 7.61% for the three months in June 30, 2006.  The average rate on loans receivable increased 69 basis points to 8.21% for the six months ended June 30, 2007, compared to 7.52% for the six months ended June 30, 2006.  The average balance of loans receivable increased approximately $46.8 million during the three months ended June 30, 2007 compared to the same three months in 2006 and $53.1 million during the six months ended June 30, 2007 compared to the same six months in 2006.  The combination of the rate increases and average balance increases resulted in an increase in interest income from loans receivable of $1.6 million, or 18.9%, during the second quarter of 2007 compared to the second quarter of 2006 and an increase of $3.7 million, or 22.2%, during the six months ended June 30, 2007 compared to the same period in 2006.

The average rate on investment securities, adjusted for the tax effect of tax exempt securities, increased 21 basis points to 5.43% for the quarter ended June 30, 2007 compared to 5.20% for the quarter ended June 30, 2006 and 31 basis points to 5.43% for the six months ended June 30, 2007, compared to 5.12% for the six months ended June 30, 2006.  This increase in average interest rate was offset by a decrease in the average balances of investment securities during the three and six months ended June 30, 2006 of $1.5 million and $5.6 million, respectively, compared to the same periods of the previous year.

Interest-bearing liabilities

The average rate paid on interest-bearing liabilities increased 51 basis points to 4.03% for the three months ended June 30, 2007, compared to 3.52% for the same three months in 2006.  The average rate paid on interest-bearing liabilities increased 64 basis points to 4.02% for the six months ended June 30, 2007, compared to 3.38% for the same six months in 2006.  Interest-bearing liabilities are comprised of savings and interest bearing checking deposits, time deposits, federal funds purchased and securities sold under agreements to repurchase, holding company notes payable, Federal Home Loan Bank advances and other borrowings, and subordinated debentures held by our subsidiary trust which issued trust preferred securities.

The average rate paid on interest-bearing savings and interest-bearing checking deposits increased 42 basis points to 2.25% for the three months ended June 30, 2007 compared to 1.83% for the three months ended June 30, 2006.  The average rate paid on time deposits increased 81 basis points to 4.87% during the second quarter of 2007 from 4.06% during the second quarter of 2006.  The average rate paid on interest-bearing savings and interest-bearing checking deposits increased 54 basis points to 2.27% for the six months ended June 30, 2007, compared to 1.73% for the six months ended June 30, 2006. The average rate paid on time deposits increased 100 basis points to 4.85% during the six months ended June 30, 2007 compared to 3.85% during the six months ended June 30, 2006.

The effective interest rate on the subordinated debentures was 7.11% for the three months ended June 30, 2007 and 2006 and 7.15% for the six months ended June 30, 2007 and 2006.  During the third quarter of 2006, the Company chose to redeem all of the Team Financial Capital Trust I 9.50% Subordinated Debentures, due August 10, 2031 (the “Securities”) at a redemption price equal to 100% of the principal amount of the Securities, or $16.0 million, plus interest accrued and unpaid through September 17, 2006.  As a result of the redemption of the debentures, the Company incurred a pretax charge, recorded as other non-interest expense to earnings of approximately $824,000 on the redemption date of the debentures.  This charge was the unamortized portion of the offering cost that was being amortized over the original life of the debentures.

To fund the redemption of the Securities, the Company replaced the called debentures with a pooled trust preferred security of $22.0 million at a variable rate of 1.65% above the 90-day LIBOR.  The new trust preferred security has a 30-year term and a callable option 5 years after the issuance date and did not have a placement or annual trustee fee associated with it.

Provision for Loan Losses

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market areas, and other factors related to the collectibility of our loan portfolio.  After considering the above factors, management recorded a provision for loan losses on loans totaling $77,000 for the three months ended June 30, 2007, compared to

$157,000 for the three months ended June 30, 2006. The provision for loan losses for the six months ended June 30, 2007, was $307,000, compared to $432,000 for the six months ended June 30, 2006.  The decrease in the amount of the provision recorded for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 was largely due to the decreased loan growth in 2007 compared to 2006.  Loan growth for the first six months of 2007 was approximately $23.5 million, compared to loan growth of approximately $35.1 million for the first six months of 2006, reducing the need to record additional provision for loan losses.

Non-Interest Income

The following table summarizes non-interest income for the three and six months ended June 30, 2007, compared to the same periods ended June 30, 2006.

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
	(In thousands)
Service charges	$908	$904	$1,725	$1,751
Trust fees	249	206	418	382
Brokerage service revenue	45	58	101	123
Gain on sales of mortgage loans	154	139	299	330
Gain (loss) on sales of investment securities	1	(90)	1	(90)
Mortgage servicing fees	46	52	93	105
Merchant processing fees	4	5	8	9
ATM and debit card fees	160	119	297	228
Bank owned life insurance income	238	214	475	430
Other	128	135	251	253
Total non-interest income	$1,933	$1,742	$3,668	$3,521

Non-interest income for the three months ended June 30, 2007 was approximately $1.9 million, an increase of $191,000, from $1.7 million for the three months ended June 30, 2006.  Non-interest income for the six months ended June 30, 2007 was $3.7 million, an increase of $147,000 from $3.5 million for the six months ended June 30, 2006.

Contributing to the increase in non-interest income for the three and six months ended June 30, 2007 was a $90,000 decrease in loss on sales of investment securities as a result of repositioning the securities portfolio during the second quarter of 2006, an increase in trust fees, and an increase in bank owned life insurance income as a result of market movement in the underlying assets.  Although gain on sales of mortgage loans decreased $31,000 in the six months ended June 30, 2007 compared to the same period in 2006, quarter-over-quarter it has been slowly recovering from lows experienced in 2006, and increased $15,000 during the three months ended June 30, 2007 compared to the same period ending June 30, 2006.  We expect the levels of mortgage loan originations and sales and related gains to continue to increase at a moderate pace, due to the opening of new banking centers and additional mortgage lenders, which should help increase the volume of loans that can be sold.

Non-Interest Expense

The following table presents non-interest expense for the three and six months ended June 30, 2007, compared to the same periods ended June 30, 2006.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In thousands)
Salaries and employee benefits	$3,067	$3,169	$6,197	$6,253
Occupancy and equipment	842	728	1,577	1,496
Data processing	785	725	1,522	1,421
Professional fees	222	476	672	850
Marketing	169	95	279	175
Supplies	111	85	192	186
Intangible asset amortization	126	148	266	295
Other	929	852	1,715	1,661
Total non-interest expenses	$6,251	$6,278	$12,420	$12,337

Total non-interest expense for the three months ended June 30, 2007 decreased $27,000 from the three months ended June 30, 2006 and increased $83,000 compared to the six months ended June 30, 2006.

Salaries and employee benefits expense decreased approximately $102,000, or 3.2% for the three months ended June 30, 2007 compared to the same period ended June 30, 2006 and decreased $56,000, or 0.9% for the six months ended June 30, 2007 compared to the same six months ended June 30, 2006.  The decreases in salaries and employee benefits are a result of accruing less for year-end bonuses for our executives and for our Company-wide incentive program, reduced commissions to our lenders as a result of lower loan growth, and deferring additional costs at the time of loan origination.  Professional fees decreased approximately $254,000 and $178,000 for the three and six months ended June 30, 2007 as compared to the same periods in 2006.  The decrease in professional expenses was largely due to insurance coverage taking effect to cover the legal costs associated with a pending lawsuit coupled with decreased consulting fees.

Income Tax Expense

We recorded income tax expense of $588,000 for the three months ended June 30, 2007, an increase of $253,000 compared to an income tax expense of $335,000 for the three months ended June 30, 2006.  Income tax expense for the six months ended June 30, 2007 was $975,000, an increase of $366,000 from $609,000 recorded for the six months ended June 30, 2006.

The effective tax rate for the three months ended June 30, 2007, was 29.4%, compared to 26.7% for the three months ended June 30, 2006.  The effective tax rate for the six months ended June 30, 2007, was 27.4%, compared to 25.1% for the six months ended June 30, 2006.   The effective tax rate is less than the statutory federal rate of 34.0% due primarily to municipal interest income and income from the investment in bank owned life insurance.  The increase in the effective tax rate was primarily attributable to tax-exempt income representing a smaller percentage of total income in 2007 compared to 2006.

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

The following table indicates that at June 30, 2007, if there had been a sudden and sustained increase in prevailing market interest rates, our 2007 interest income would be expected to increase, while a decrease in rates would indicate a decrease in income.

	Net interest	(Decrease)
Change in interest rates	income	increase	% change
	(Dollars in thousands)
200 basis point rise	$27,056	$1,203	4.65%
100 basis point rise	26,454	601	2.32%
Base rate scenario	25,853	—	—
100 basis point decline	24,957	(896)	(3.47)%
200 basis point decline	23,566	(2,287)	(8.85)%

Item 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities Exchange Commission’s rules and forms.

Change in Internal Controls

No changes in our internal controls over financial reporting have occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

From time to time the Company is involved in routine litigation incidental to the conduct of our business.  There have been no material changes to the status of the litigation reported under “Legal Proceedings” in its Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference.  The Company does not believe that any other pending litigation to which it is a party will have a material adverse effect on its liquidity, financial condition, or results of operations.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about the shares of common stock we repurchased during the quarter ended June 30, 2007.

			Total Number of
			Shares Purchased
			as Part of	Maximum Number
	Total Number		Publicly	of Shares That
	of Shares	Average Price	Announced	May Yet Be purchased
Period	Purchased	Paid per Share	Program	Under The Program
April1 - April 30	—	$—	—	281,073
May 1 - May 31	—	$—	—	281,073
June 1- June 30	20,295	$15.19	20,295	260,778

Total	20,295	$15.19	20,295

The Board of Directors approved a stock repurchase program, announced October 14, 2004, authorizing the repurchase of up to 400,000 shares of our common stock.  The stock repurchase program does not have an expiration date.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)                                      The annual meeting of Stockholders was held on June 19, 2007

b)                                     The following individuals were elected as Directors for the term of three years each.

	Votes	Votes
Name	For	Withheld
Richard J. Tremblay	3,375,427	140,286
Robert J. Weatherbie	2,967,900	261,497
Connie D. Hart	1,593,518	0

The following directors continued in office after the annual meeting:

Keith B. Edquist
Dennis A. Kurtenbach
Carolyn S. Jacobs
Harold G. Sevy
Gregory D. Sigman
Kenneth L. Smith

c)                                      The shareholders ratified the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2007.  Shareholders voted on this proposal as follows:

Votes For	Votes Against	Voted Abstained
3,105,869	900	9,756

d)                                     Shareholders approved the 2007 Stock Incentive Plan (the “Plan”), which allows for 400,000 shares of common stock to be issued under the Plan.

Votes For	Votes Against	Voted Abstained	Non Votes
1,416,887	855,756	69,981	773,901

Item 6.    EXHIBITS

a)             Exhibits

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)

3.2	Amended and Restated Bylaws of Team Financial, Inc. (8)

4.9	Indenture between Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (8)

4.10	Debenture Subscription Agreement between Team Financial, Inc. and Team Financial Capital Trust II dated September 14, 2006 (8)

4.11	Common Securities Subscription Agreement between Team Financial Capital Trust II and Team Financial, Inc. dated September 14, 2006 (8)

4.12	Purchase Agreement among Team Financial Capital Trust II, Team Financial Inc., and Bear, Stearns & Co., Inc. dated September 12, 2006 (8)

4.13	Guarantee Agreement delivered by Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (8)

4.14	Junior Subordinated Debenture of Team Financial, Inc. due 2036 (8)

4.15	Capital Security Certificate of Team Financial Capital Trust II evidencing 22,000 Capital Securities owned by Cede & Co. (8)

4.16	Common Security Certificate of Team Financial Capital Trust II evidencing 681 Commons Securities owned by Team Financial, Inc. (8)

10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 23, 2007. (9)

10.2	Employment Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated March 14, 2007. (9)

10.3	Employment Agreement between Team Financial, Inc. and Sandra J. Moll dated March 2, 2007. (9)

10.4	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 5, 2006. (6)

10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (3)

10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)

10.7-10.9	Exhibit numbers intentionally not used.

10.10	Agreement dated May 16, 2006 among Team Financial, Inc. and McCaffree Financial Corporation. (7)

10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)

10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)

10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)

10.14	Team Financial, Inc. — Employee Stock Purchase Plan. (1)

10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (4)

10.15.1	Amendment to Loan Agreement and Note between Team Financial, Inc. and US Bank dated June 30, 2007. (10)

10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. dated April 30, 2001 and amendment dated July 25, 2001. (1)

10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (2)

10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (2)

10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (2)

10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (2)

10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (2)

10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (2)

10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (2)

10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (2)

10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (2)

10.29	Stock Purchase Agreement dated February 7, 2005 between TeamBank, N.A. and International Insurance Brokers, Ltd., LLC. (5)

10.30	Executive Retirement and Release Agreement between Michael L. Gibson and Team Financial, Inc. dated May 24, 2007. (10)

11.1	Statement regarding Computation of per share earnings — see consolidated financial statements. (10)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350. (10)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350. (10)

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

(9)    Filed with quarterly report on form 10-Q for the period ended March 31, 2007 and incorporated herein by reference.

(10)  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2007	By:	/s/ Robert J. Weatherbie
Robert J. Weatherbie
Chairman and
Chief Executive Officer

Date: August 13, 2007	By:	/s/ Richard J. Tremblay
Richard J. Tremblay
Chief Financial Officer

Exhibit Index

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)

3.2	Amended and Restated Bylaws of Team Financial, Inc. (8)

4.9	Indenture between Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (8)

4.10	Debenture Subscription Agreement between Team Financial, Inc. and Team Financial Capital Trust II dated September 14, 2006 (8)

4.11	Common Securities Subscription Agreement between Team Financial Capital Trust II and Team Financial, Inc. dated September 14, 2006 (8)

4.12	Purchase Agreement among Team Financial Capital Trust II, Team Financial Inc., and Bear, Stearns & Co., Inc. dated September 12, 2006 (8)

4.13	Guarantee Agreement delivered by Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (8)

4.14	Junior Subordinated Debenture of Team Financial, Inc. due 2036 (8)

4.15	Capital Security Certificate of Team Financial Capital Trust II evidencing 22,000 Capital Securities owned by Cede & Co. (8)

4.16	Common Security Certificate of Team Financial Capital Trust II evidencing 681 Commons Securities owned by Team Financial, Inc. (8)

10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 23, 2007. (9)

10.2	Employment Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated March 14, 2007. (9)

10.3	Employment Agreement between Team Financial, Inc. and Sandra J. Moll dated March 2, 2007. (9)

10.4	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 5, 2006. (6)

10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (3)

10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)

10.7-10.9	Exhibit numbers intentionally not used.

10.10	Agreement dated May 16, 2006 among Team Financial, Inc. and McCaffree Financial Corporation. (7)

10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)

10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)

10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)

10.14	Team Financial, Inc. — Employee Stock Purchase Plan. (1)

10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (4)

10.15.1	Amendment to Loan Agreement and Note between Team Financial, Inc. and US Bank dated June 30, 2007. (10)

10.16

Acquisition Agreement and Plan of Merger by and among Team Financial, Inc., Team Financial, Inc. Acquisition Subsidiary II and Post Bancorp, Inc. dated April 30, 2001 and amendment dated July 25, 2001. (1)

Exhibit Number	Description
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (2)

10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (2)

10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (2)

10.21	Deferred Compensation Agreement between TeamBank, N.A. and Michael L. Gibson dated February 1, 2002. (2)

10.22	Salary Continuation Agreement between TeamBank, N.A. and Michael L. Gibson dated July 1, 2001. (2)

10.23	Split Dollar Agreement between TeamBank, N.A. and Michael L. Gibson dated January 25, 2002. (2)

10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (2)

10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (2)

10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (2)

10.29	Stock Purchase Agreement dated February 7, 2005 between TeamBank, N.A. and International Insurance Brokers, Ltd., LLC. (5)

10.30	Executive Retirement and Release Agreement between Michael L. Gibson and Team Financial, Inc. dated May 24, 2007. (10)

11.1	Statement regarding Computation of per share earnings — see consolidated financial statements. (10)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350. (10)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350. (10)

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

(9)             Filed with quarterly report on form 10-Q for the period ended March 31, 2007 and incorporated herein by reference.

(10)       Filed herewith.