Form 10-Q
period 2007-09-30
TEAM FINANCIAL INC /KS
filed 2007-11-14
CIK 1082484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There were 3,590,064 shares of the Registrant’s common stock, no par value, outstanding as of November 14, 2007.

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Financial Condition

(In thousands)

	September 30,	December 31,
	2007	2006

Assets
Cash and due from banks	$14,673	$14,529
Federal funds sold and interest bearing bank deposits	6,426	22,621
Cash and cash equivalents	21,099	37,150

Investment securities:
Available for sale, at fair value (amortized cost of $173,224 and $171,301 at September 30, 2007 and December 31, 2006, respectively)	171,906	170,079
Non-marketable equity securities (amortized cost of $9,387 and $9,061 at September 30, 2007 and December 31, 2006, respectively)	9,387	9,061
Total investment securities	181,293	179,140

Loans receivable, net of unearned fees	516,101	486,497
Allowance for loan losses	(5,855)	(5,715)
Net loans receivable	510,246	480,782

Accrued interest receivable	5,965	5,558
Premises and equipment, net	21,722	17,628
Assets acquired through foreclosure	915	817
Goodwill	10,700	10,700
Intangible assets, net of accumulated amortization	2,672	2,659
Bank-owned life insurance policies	20,532	19,926
Other assets	2,218	2,068

Total assets	$777,362	$756,428

Liabilities and Stockholder’s Equity
Deposits:
Checking deposits	$168,818	$194,979
Savings deposits	26,562	28,536
Money market deposits	70,835	57,123
Certificates of deposit	316,995	282,244
Total deposits	583,210	562,882
Federal funds purchased and securities sold under agreements to repurchase	3,588	6,215
Federal Home Loan Bank advances	108,026	108,069
Notes payable	200	200
Subordinated debentures	22,681	22,681
Accrued expenses and other liabilities	7,148	5,864

Total liabilities	724,853	705,911

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 4,502,791 and 4,501,516 shares issued; 3,600,064 and 3,594,784 shares outstanding at September 30, 2007 and December 31, 2006, respectively	27,916	27,901
Capital surplus	272	680
Retained earnings	36,785	34,449
Treasury stock, 902,727 and 906,732 shares of common stock at cost at September 30, 2007, and December 31, 2006, respectively	(11,594)	(11,707)
Accumulated other comprehensive loss	(870)	(806)

Total stockholders’ equity	52,509	50,517

Total liabilities and stockholders’ equity	$777,362	$756,428

See accompanying notes to the unaudited consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest Income:
Interest and fees on loans	$10,384	$9,266	$30,597	$25,878
Taxable investment securities	2,015	2,015	6,007	5,829
Nontaxable investment securities	326	256	906	796
Other	190	115	570	422

Total interest income	12,915	11,652	38,080	32,925

Interest Expense:
Deposits:
Checking deposits	435	460	1,488	1,399
Savings deposits	47	57	149	163
Money market deposits	628	417	1,662	994
Certificates of deposit	3,874	3,010	11,098	7,815
Federal funds purchased and securities sold under agreements to repurchase	39	36	128	124
FHLB advances payable	1,175	1,139	3,414	3,402
Notes payable and other borrowings	5	94	12	137
Subordinated debentures	406	411	1,210	1,188

Total interest expense	6,609	5,624	19,161	15,222

Net interest income before provision for loan losses	6,306	6,028	18,919	17,703

Provision for loan losses	91	131	398	563

Net interest income after provision for loan losses	6,215	5,897	18,521	17,140

Non-Interest Income:
Service charges	950	951	2,675	2,702
Trust fees	184	173	602	555
Gain on sales of mortgage loans	145	125	444	455
Loss on sales of investment securities	(5)	(74)	(4)	(164)
Bank-owned life insurance income	242	220	717	650
Other	391	372	1,141	1,090

Total non-interest income	1,907	1,767	5,575	5,288

Non-Interest Expenses:
Salaries and employee benefits	3,441	2,985	9,638	9,238
Occupancy and equipment	947	735	2,524	2,231
Data processing	783	749	2,305	2,170
Professional fees	435	250	1,107	1,100
Marketing	167	109	446	284
Supplies	104	63	296	249
Intangible asset amortization	156	141	422	436
Trust Preferred Securities redemption amortization	—	823	—	823
Other	955	858	2,670	2,519

Total non-interest expenses	6,988	6,713	19,408	19,050

Income before income taxes	1,134	951	4,688	3,378

Income tax expense	226	196	1,201	805

Net income	$908	$755	$3,487	$2,573

Basic income per share	$0.25	$0.21	$0.97	$0.67
Diluted income per share	$0.25	$0.20	$0.95	$0.66
Shares applicable to basic income per share	3,616,515	3,594,401	3,609,033	3,821,758
Shares applicable to diluted income per share	3,695,337	3,692,392	3,682,588	3,912,655

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$908	$755	$3,487	$2,573
Other comprehensive income, net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $671 and $839 for the three months ended September 30, 2007 and September 30, 2006, respectively; and net of tax of $(33) and $(194) for the nine months ended September 30, 2007 and September 30, 2006, respectively	1,301	1,628	(67)	(374)
Reclassification adjustment for gains included in net income net of tax of $2 and $25 for the three months ended September 30, 2007 and September 30, 2006, respectively; and net of tax of $1 and $56 for the nine months ended September 30, 2007 and September 30, 2006, respectively	3	49	3	108
Other comprehensive income (loss), net	1,304	1,677	(64)	(266)
Comprehensive income	$2,212	$2,432	$3,423	$2,307

 See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Changes In Stockholders’ Equity

Nine Months Ended September 30, 2007

(Dollars in thousands, except per share amounts)

					Accumulated
					other	Total
	Common	Capital	Retained	Treasury	comprehensive	stockholders’
	stock	surplus	earnings	stock	income (loss)	equity

BALANCE, December 31, 2006	$27,901	$680	$34,449	$(11,707)	$(806)	$50,517
Treasury stock purchased (76,395 shares)	—	—	—	(1,184)		(1,184)
Common stock issued in connection with employee benefit plans (1,275 shares)	15		—	—	—	15
Exercise of stock options (80,400 shares)	—	(519)	—	1,297	—	778
Recognition of stock–based compensation	—	111	—	—	—	111
Net income	—	—	3,487	—	—	3,487
Dividends ($0.32 per share)	—	—	(1,151)	—	—	(1,151)
Other comprehensive income net of $(32) in taxes	—	—	—	—	(64)	(64)
BALANCE, September 30, 2007	$27,916	$272	$36,785	$(11,594)	$(870)	$52,509

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements Of Cash Flows

(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,487	$2,573
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	398	563
Depreciation and amortization	1,645	1,607
Impairment of assets	14	—
Stock-based compensation expense	111	218
Change in bank owned life insurance	(606)	(552)
Net loss on sales of investment securities	4	164
Stock dividends	(325)	(286)
Net gain on sales of mortgage loans	(444)	(455)
Net (gain) loss on sales of assets	58	14
Proceeds from sale of mortgage loans	32,341	29,863
Origination of mortgage loans for sale	(29,951)	(28,902)
Net increase in other assets	(915)	108
Net increase in accrued expenses and other liabilities	1,028	1,882
Net cash provided by operating activities	6,845	6,797

Cash flows from investing activities:
Net increase in loans	(32,313)	(49,636)
Proceeds from sale of investment securities available-for-sale	1,670	10,809
Proceeds from maturities and principal reductions of investment securities	13,370	20,133
Purchases of investment securities	(17,127)	(25,149)
Purchase of premises and equipment, net	(5,272)	(1,079)
Proceeds from sales of assets	372	66

Net cash used in investing activities	(39,300)	(44,856)

Cash flows from financing activities:
Net increase in deposits	20,328	23,629
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(2,627)	136
Payments on Federal Home Loan Bank advances	(166,188)	(41)
Proceeds from Federal Home Loan Bank advances	166,145	(3,000)
Payments on notes payable	(4,064)	(10,480)
Proceeds from notes payable	4,064	10,470
Proceeds from company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures, net	—	6,475
Common stock issued	15	21
Purchase of treasury stock	(1,184)	(7,197)
Issuance of treasury stock	778	88
Dividends paid on common stock	(863)	(927)

Net cash provided by financing activities	16,404	19,174

Net change in cash and cash equivalents	(16,051)	(18,885)

Cash and cash equivalents at beginning of the period	37,150	34,360

Cash and cash equivalents at end of the period	$21,099	$15,475

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$18,584	$15,231
Income taxes	1,751	720

Noncash activities related to operations
Assets acquired through foreclosure	$448	$593
Loans to facilitate the sale of real estate acquired through foreclosure	19	131

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Three and nine month periods ended September 30, 2007 and 2006

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

The December 31, 2006 statement of financial condition has been derived from the audited consolidated financial statements as of that date. Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation. The results of the interim period ended September 30, 2007, are not necessarily indicative of the results that may occur for the year ending December 31, 2007.

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

(2)           Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The Statement is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial position, operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  This statement  permits entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.  Statement No. 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial position, operations or cash flows.

In September 2006, the FASB ratified the consensus reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This EITF requires employers accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion – 1967.  Entities should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  This EITF is effective for the Company on January 1, 2008.  The Company is currently evaluating the effect the implementation will have on its financial position, operations and cash flows.

(3)           Stock Based Compensation

The Company’s 1999 Stock Incentive Plan and 2007 Stock Incentive Plan, which was approved by shareholders at the Company’s annual meeting of shareholders in June, 2007, provide for the following stock and stock-based awards: restricted stock, stock options, stock appreciation rights and performance shares. As of September 30, 2007, up to 15,850 shares of our common stock were available to be issued under the 1999 Stock Incentive Plan and up to 400,000 shares of our common stock were available to be issued under the 2007 Stock Incentive Plan. All employees, directors and consultants are eligible to participate in the plan. The Company generally grants stock options with either a one-year cliff vesting schedule and a ten year expiration from the date of grant, or with a three-year potential vesting schedule and a ten year expiration from the date of grant, with vesting at the discretion of the Compensation Committee of the Board of Directors, which administers both plans.

Beginning in 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, (“SFAS No. 123(R)”). This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share based payments with employees except for equity instruments held by employee share ownership plans. During the three and nine months ended September 30, 2007, the Company recognized share-based compensation expense of approximately $(25,000) and $111,000, respectively. The Company experienced a reversal of share-based compensation expense during the three months ended September 30, 2007 primarily due to a decrease in the value of our three-year options that are repriced each quarter due to the discretionary nature of their vesting.

Stock compensation expense for options granted during the nine months ended September 30, 2007 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	One-year options	Three-year options
Expected life in years	5	8
Expected volatility	16.34%	17.35%
Risk-free interest rate	4.70%	4.23%
Annual rate of quarterly dividends	2.11%	2.08%

The following table summarizes option activity for the nine months ended September 30, 2007:

		Weighted	Weighted average	Aggregate
	Number of	average exercise	remaining contractual	Intrinsic
	options	price per share	life in years	Value
Outstanding at December 31, 2006	367,700	$11.06
Granted	42,000	15.97
Exercised	(80,400)	9.68
Expired or forfeited	(12,600)	14.06
Outstanding at September 30, 2007	316,700	11.94	6.3	$3.74
Exercisable at September 30, 2007	224,700	10.51	5.2	5.09

A summary of the Company’s nonvested options as of September 30, 2007 and changes during the nine months ended are presented below:

		Weighted
	Number of	average grant
	shares	date fair value
Nonvested at December 31, 2006	72,600	$2.83
Granted	42,000	3.28
Vested	(10,000)	2.70
Expired or forfeited	(12,600)	2.96
Nonvested at September 30, 2007	92,000	2.85

On September 30, 2007, there was approximately $80,000 of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Company expects to recognize over a weighted-average period of 1.2 years. Due to the discretionary nature of the vesting of the three-year options, these options are repriced each quarter, resulting in the difference between the weighted average grant date fair value and the currently estimated unrecognized compensation cost.

(4)           Stock Repurchase Program

There were 33,500 shares of common stock repurchased during the quarter ended September 30, 2007 at an average price of $15.76 per share under a stock repurchase program authorized by the Board of Directors that allows the repurchase of up to 400,000 shares. At September 30, 2007, there were 227,278 shares of our common stock remaining to be repurchased.

(5)           Dividends Declared

On August 28, 2007, we declared a quarterly cash dividend of $0.08 per share to all common shareholders of record on September 1, 2007, payable on October 19, 2007.

(6)           Investment Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities at September 30, 2007 and December 31, 2006.

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Debt securities:
U.S. agency securities	$54,749	$153	$(209)	$54,693
Mortgage-backed securities	80,635	322	(1,355)	79,602
Non-taxable municipal securities	28,626	189	(203)	28,612
Taxable municipal securities	4,435	14	—	4,449
Other debt securities	4,649	—	(278)	4,371
Total debt securities	173,094	678	(2,045)	171,727
Equity securities	9,517	53	(4)	9,566
Total available for sale securities	$182,611	$731	$(2,049)	$181,293

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Debt securities:
U.S. agency securities	$54,481	$81	$(649)	$53,913
Mortgage-backed securities	83,684	344	(1,178)	82,850
Non-taxable municipal securities	27,148	271	(167)	27,252
Taxable municipal securities	690	25	—	715
Other debt securities	5,200	32	(47)	5,185
Total debt securities	171,203	753	(2,041)	169,915
Equity securities	9,159	67	(1)	9,225
Total available for sale securities	$180,362	$820	$(2,042)	$179,140

Management does not believe that any of the securities with unrealized losses at September 30, 2007 are other than temporarily impaired.

(7)           Commitments and Contingencies

Commitments to extend credit to our customers with unused approved lines of credit were approximately $103.4 million at September 30, 2007. Additionally, the contractual amount of standby letters of credit at September 30, 2007 was approximately $1.7 million. These commitments involve credit risk in excess of the loan amounts recorded in the consolidated balance sheets. Exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments.

(8)           Income Taxes

Income tax expense was $226,000 for the three months ended September 30, 2007, compared to income tax expense of $196,000 for the three months ended September 30, 2006, representing an increase of approximately $30,000. The effective tax rate for the three months ended September 30, 2007, was 19.9%, compared to 20.6% for the three months ended September 30, 2006. Income tax expense was $1,201,000 for the nine months ended September 30, 2007, compared to income tax expense of $805,000 for the nine months ended September 30, 2006, representing an increase of approximately

$396,000. The effective tax rate for the nine months ended September 30, 2007, was 25.6%, compared to 23.8% for the nine months ended September 30, 2006. The effective tax rate is less than the statutory federal rate of 34.0% due primarily to municipal interest income and income from the investment in bank owned life insurance.

In accordance with FIN 48, discussed in note 2, “Recent Accounting Pronouncements,” the Company has performed an analysis and has concluded that it is not more likely than not that certain state tax benefits will be recognized in the future. The adoption of FIN 48 did not result in a cumulative effect adjustment for the Company. As of the date of adoption of FIN 48, approximately $799,000 of unrecognized tax benefits related to certain state tax benefits, and $7,000 related to acquisition costs were included in other liabilities within the consolidated statement of financial condition.  If recognized, all of the tax benefits would increase net income, decreasing the effective tax rate.

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

The Company recognizes any interest and penalties related to unrecognized tax benefits in the provision for income taxes. Interest and penalties associated with the above-mentioned unrecognized tax benefits approximated $216,000 at September 30, 2007.

The Company’s federal tax returns for the years 2004 through 2006, and various state income tax returns for the years 2003 through 2006 remain subject to review by the various tax authorities.

(9)           Legal Proceedings

During the third quarter of 2007, the Company incurred a charge to other non-interest expense in the amount of $86,000 in order to settle a portion of pending litigation regarding the endorsements of several presented financial instruments. The Company is currently pursuing related legal action against the presenter of those financial instruments and believes that it is probable that any losses will be recovered. The Company does not believe that any other pending litigation to which we are a party will have a material adverse effect on our liquidity, financial condition, or results of operations.

As was disclosed in our Form 10-K for the year ended December 31, 2006, on February 6, 2007, the buyer of our former insurance agency subsidiary filed a complaint in the United States District Court for the Northern District of Oklahoma against TeamBank, N.A. Asset Corporation, Mystic Capital Advisors Group, LLC, Robert Weatherbie, Michael Gibson and Kevin Donoghue, claiming breach of contract, negligent misrepresentation, fraud and misrepresentation and civil conspiracy in connection with the sale of the insurance agency subsidiary that was sold to the buyer effective December 31, 2004. Damages sought from the defendants include not less than $10 million in actual damages, not less than $10 million for consequential damages, and not less than $10 million for punitive damages.

All parties have since been dismissed from the complaint with the exception of TeamBank, N.A., Robert Weatherbie and Michael Gibson. The case is scheduled to go to trial in December 2007. The Company believes the claims are without merit, and is pursuing a vigorous defense as well as available counterclaims against the plaintiff.

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

The following table presents selected financial data for the three and nine months ended September 30, 2007 and September 30, 2006 (dollars in thousands, except per share data):

	As of and For		As of and For
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net income	$908	$755	$3,487	$2,573
Basic income per share	$0.25	$0.21	$0.97	$0.67
Diluted income per share	$0.25	$0.20	$0.95	$0.66
Return on average assets	0.47%	0.42%	0.61%	0.48%
Return on average equity	6.93%	6.32%	9.06%	6.82%
Average equity to average assets	6.73%	6.58%	6.72%	7.08%
Efficiency Ratio	85.08%	86.12%	79.24%	82.86%

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

FINANCIAL CONDITION

Total assets at September 30, 2007, were $777.4 million compared to $756.4 million at December 31, 2006, an increase of $20.9 million. The increase was due primarily to the increase in loans receivable, which increased $29.6 million to $516.1 million at September 30, 2007, from $486.5 million at December 31, 2006. The increase in loans receivable was funded with excess cash, which decreased $16.1 million to $21.1 million at September 30, 2007 from $37.2 million at December 31, 2006, and an increase in deposits, which increased $20.3 million to $583.2 million at September 30, 2007 from $562.9 million at December 31, 2006.

Investment Securities

Total investment securities were $181.3 million at September 30, 2007, compared to $179.1 million at December 31, 2006, an increase of $2.2 million, or 1.2%. This increase was primarily due to management’s decision to reinvest maturing investments and excess liquidity in the securities markets. Management does not believe that any of the securities with unrealized losses at September 30, 2007 are other than temporarily impaired.

Loans Receivable

Loans receivable increased $29.6 million, or 6.1%, to $516.1 million at September 30, 2007, compared to $486.5 million at December 31, 2006. This increase was primarily due to continued increases in construction and land development loans.

During the nine months ended September 30, 2007, loans receivable increased $29.6 million compared to loan growth of $48.4 million during the same period in 2006. We have seen a significant decline in, and competition for, loan originations in recent months. In circumstances where internal growth has not been possible, management has compensated by participating in larger loan pools where we may not be the lead bank, but which still provides the Company with interest income. During the nine months ended September 30, 2007, approximately $14.6 million of our $29.6 million in loan growth was from participations. Some of the loan pools in which we participate are outside of our primary market areas, and as of September 30, 2007, loan balances to customers outside of our primary market areas approximated $15.1 million. Although management does not have an estimate of how long the currently challenging operating environment will persist, it is expected to continue in the near future.

The following table presents the composition of the loan portfolio by type of loan at the dates indicated.

	September 30, 2007		December 31, 2006
	Principal	Percent of	Principal	Percent of
	Balance	Total	Balance	Total
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$79,564	15.4%	$84,078	17.3%
Construction and land development	178,790	34.7	136,835	28.1
Nonfarm/nonresidential	142,845	27.7	145,747	30.0
Farmland	29,096	5.6	29,196	6.0
Multifamily	4,531	0.9	5,109	1.1
Commerical and industrial	58,027	11.2	60,177	12.4
Agricultural	7,575	1.5	7,226	1.4
Installment loans	10,045	1.9	10,344	2.1
Obligations of state and political subdivisions	4,933	1.0	5,286	1.1
Other	1,064	0.2	3,031	0.6
Gross loans	516,470	100.1	487,029	100.1
Less unearned fees	(369)	(0.1)	(532)	(0.1)
Total loans receivable	$516,101	100.0%	$486,497	100.0%

Included in one-to-four family real estate loans were loans held for sale of approximately $0.6 million at September 30, 2007 and $2.6 million at December 31, 2006.

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

The following table summarizes non-performing assets:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Non-performing assets:
Non-accrual loans	$4,407	$7,918
Loans 90 days past due and still accruing	3,108	434
Restructured loans	643	1,010
Non-performing loans	8,158	9,362
Other real estate owned	915	817
Total non-performing assets	$9,073	$10,179
Non-performing loans as a percentage of total loans	1.58%	1.92%
Non-performing assets as a percentage of total assets	1.17%	1.35%

Non-performing assets totaled $9.1 million at September 30, 2007 compared to $10.2 million at December 31, 2006. Non-performing loans were the largest component of non-performing assets during both periods, and were approximately $8.2 million at September 30, 2007 compared to $9.4 million at December 31, 2006, a decrease of approximately $1.2 million.

During the third quarter of 2007, non-performing loans increased $3.3 million, primarily due to a $2.4 million increase in loans 90 days past due and still accruing interest. The increase in loans 90 days past due and still accruing interest was largely due to a group of loans in our Missouri market from a diversified commercial customer totaling $2.6 million that were on non-accrual status at December 31, 2006, were paid current as of March 31, 2007, and were 90 days past due and still accruing interest at September 30, 2007. Management actively worked with the borrower to resolve the delinquencies during the first three quarters of 2007, and subsequent to September 30, 2007, all loans to this borrower were of performing status.

Included in non-accrual loans at September 30, 2007 were several loans. The largest three relationships included in non-accrual at September 30, 2007 included a $458,000 commercial loan secured by real estate, a $351,000 commercial loan that, subsequent to September 30, 2007 has been paid in full, and a $300,000 commercial loan secured by real estate and business assets that management is actively seeking resolution with the borrower.

Restructured loans at September 30, 2007 consisted of six relationships, the largest of which included three agricultural loans for approximately $509,000 which were restructured through Farm Service Agency and are therefore 75% guaranteed.

Other real estate owned at September 30, 2007 consisted of seven properties including five commercial buildings totaling approximately $755,000, one one-to-four family properties totaling approximately $113,000, and one piece of vacant land for approximately $47,000. The properties are all located within our market areas. Management is working to sell the real estate as soon as practical.

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

The following table summarizes the allowance for loan losses:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Allowance at beginning of period	$5,715	$5,424
Provision for loan losses	398	563
Loans charged off	(475)	(387)
Recoveries	217	169
Allowance at end of period	$5,855	$5,769

Annualized net charge-offs as a percent of total loans	0.07%	0.06%
Allowance as a percent of total loans	1.13%	1.23%
Allowance as a pecent of non-performing loans	71.77%	67.37%

The allowance for loan losses as a percent of non-performing loans increased at September 30, 2007, compared to September 30, 2006 due to a decrease in non-performing loans at September 30, 2007 to $8.2 million from $8.6 million at September 30, 2006. This decrease was primarily due to a decrease in restructured loans from September 30, 2006 compared to September 30, 2007.

Deposits

Total deposits increased approximately $20.3 million to $583.2 million at September 30, 2007 from $562.9 million at December 31, 2006. This increase was primarily a result of an increase in certificates of deposits as a result of branch promotional campaigns and an increase in public funds, offset by a decrease in checking deposits.

Principal maturities of time deposits at September 30, 2007 were as follows:

Year ending December 31:	(Dollars in thousands)
2007	$101,839
2008	176,745
2009	31,473
2010	3,990
2011	1,738
Thereafter	1,210
Total	$316,995

Regulatory Capital

We are subject to regulatory capital requirements administered by the Federal Reserve, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency. Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve of appropriate supervisory or enforcement actions. As of September 30, 2007 and December 31, 2006, we met all applicable capital adequacy requirements. Regulatory capital ratios at September 30, 2007, were as follows:

Ratio	Actual	Minimum Required
Total capital to risk weighted assets	11.30%	8.00%
Core capital to risk weighted assets	9.63%	4.00%
Core capital to average assets	7.72%	4.00%

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

Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At September 30, 2007, these assets, approximating $193.0 million, consisted of $21.1 million in cash and cash equivalents, and $171.9 million in investment securities available-for-sale. Approximately $154.1 million of these investment securities were pledged as collateral for borrowings, repurchase agreements and for public funds on deposit at September 30, 2007.

At September 30, 2007, we had approximately $35.3 million borrowing capacity remaining under existing agreements with the Federal Home Loan Bank of Topeka, and approximately $6.0 million borrowing capacity under our corporate line of credit.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2007 was $908,000, or $0.25 basic and diluted income per share, an increase of 20.3%, compared to $755,000, or $0.21 basic and $0.20 diluted income per share for the three months ended September 30, 2006. Net income for the nine months ended September 30, 2007 was $3,487,000, or $0.97 basic and $0.95 diluted income per share, compared to $2,573,000, or $0.67 basic and $0.66 diluted income per share for the nine months ended September 30, 2006, an increase of $914,000, or 35.5%.

Net Interest Income

Net interest income before provision for loan losses for the three months ended September 30, 2007 totaled $6.3 million compared to $6.0 million for the same period in 2006, an increase of $0.3 million, or 4.6%. Net interest income before provision for loan losses for the nine months ended September 30, 2007 totaled $18.9 million compared to $17.7 million for the same period in 2006, an increase of $1.2 million, or 6.9%.

Net interest margin, adjusted for the tax effect of tax exempt securities, as a percent of average earning assets, was 3.69% for the three months ended September 30, 2007, compared to 3.77% for the three months ended September 30, 2006. Tax equivalent net interest margin as a percent of average earning assets was 3.76% for the nine months ended September 30, 2007, and 3.77% for the nine months ended September 30, 2006. The average rate of interest-earning assets increased 27 basis points for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006. The average rate of interest earning assets increased 54 basis points for the nine months ended September 30, 2007 compared to the same period in 2006. The average cost of interest-bearing liabilities increased 36 and 54 basis points for the respective three and nine months ended September 30, 2007, compared to the same periods in 2006. The result was an increase in net interest income of $0.3 million and $1.2 million, including the tax equivalent impact on tax exempt securities, for the three and nine months ended September 30, 2007 compared to the same periods in 2006.

The following tables present certain information relating to net interest income for the three and nine months ended September 30, 2007 and 2006. The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown.

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3)	$504,462	$10,418	8.20%	$460,049	$9,266	7.99%
Investment securities-taxable	152,781	2,016	5.24%	155,743	2,015	5.13%
Investment securities-nontaxable (4)	28,290	494	6.93%	28,366	451	6.31%
Interest-bearing deposits	13,630	174	5.04%	10,860	103	3.76%
Other assets (5)	681	16	9.32%	538	12	8.85%
Total interest earning assets	$699,844	$13,118	7.44%	$655,556	$11,847	7.17%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$189,337	$1,112	2.33%	$184,048	$934	2.01%
Time deposits	313,011	3,873	4.91%	273,948	3,010	4.36%
Federal funds purchased and securities sold under agreements to repurchase	3,751	39	4.14%	3,789	36	3.77%
Federal Home Loan Bank advances and other borrowings	107,710	1,179	4.34%	113,339	1,233	4.32%
Subordinated debentures	22,681	406	7.10%	17,935	411	9.09%
Total interest bearing liabilities	$636,490	$6,609	4.12%	$593,059	$5,624	3.76%
Net interest income (tax equivalent)		$6,509			$6,223
Interest rate spread			3.32%			3.41%
Net interest earning assets	$63,354			$62,497
Net interest margin (4)			3.69%			3.77%
Ratio of average interest bearing liabilities to average interest earning assets	90.95%			88.68%

(1)  Loans are net of deferred costs, less fees.

(2)  Non-accruing loans are included in the computation of average balances.

(3)  The Company includes loan fees in interest income. These fees for the three months ended September 30, 2007 and 2006 were $188,000 and $314,000, respectively.

(4)  Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the three months ended September 30, 2007 and 2006 were $203,000 and $195,000, respectively.

(5)  Interest income on other assets includes imputed interest on premises under construction. Imputed interest for the three months ended September 30, 2007 and September 30, 2006 was $4,000 and $0, respectively.

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2) (3)	$499,774	$30,727	8.22%	$450,516	$25,878	7.68%
Investment securities-taxable	153,187	6,007	5.24%	157,173	5,829	4.96%
Investment securities-nontaxable (4)	27,712	1,373	6.62%	28,434	1,364	6.41%
Interest-bearing deposits	12,530	467	4.98%	11,759	387	4.40%
Other assets (5)	681	103	20.22%	500	35	9.36%
Total interest-earning assets	$693,884	$38,677	7.45%	$648,382	$33,493	6.91%

Interest-bearing liabilities:
Savings deposits and interest-bearing checking	$192,631	$3,300	2.29%	$187,470	$2,556	1.82%
Time deposits	305,042	11,098	4.86%	259,188	7,815	4.03%
Federal funds purchased and securities sold under agreements to repurchase	3,744	128	4.57%	4,509	124	3.68%
Federal Home Loan Bank advances and other borrowings	108,008	3,425	4.24%	111,765	3,539	4.23%
Subordinated debentures	22,681	1,210	7.13%	16,655	1,188	9.54%
Total interest-bearing liabilities	$632,106	$19,161	4.05%	$579,587	$15,222	3.51%
Net interest income (tax equivalent)		$19,516			$18,271
Interest rate spread			3.40%			3.40%
Net interest-earning assets	$61,778			$68,795
Net interest margin (4)			3.76%			3.77%
Ratio of average interest-bearing liabilities to average interest-earning assets	91.10%			89.39%

(1)      Loans are net of deferred costs, less fees.

(2)      Non-accruing loans are included in the computation of average balances.

(3)      The Company includes loan fees in interest income. These fees for the nine months ended September 30, 2007 and 2006 were $551,000 and $1,037,000, respectively.

(4)      Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the nine months ended September 30, 2007 and 2006 were $597,000 and $568,000, respectively.

(5)  Interest income on other assets includes imputed interest on premises under construction.  Imputed interest for the nine months ended September 30, 2007 and September 30, 2006 was $67,000 and $0, respectively.

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

	Three Months Ended September 30, 2007 Compared To			Nine Months Ended September 30, 2007 Compared To
	Three Months Ended September 30, 2006			Nine Months Ended September30, 2006
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans receivable, net (1) (2) (3)	$895	$257	$1,152	$2,829	$2,019	$4,848
Investment securities-taxable	(38)	38	—	(148)	327	179
Investment securities-nontaxable (4)	(1)	44	43	(35)	44	9
Interest-bearing deposits	26	45	71	25	55	80
Other assets (5)	3	1	4	13	55	68
Total interest income	$885	$385	$1,270	$2,684	$2,500	$5,184

Interest expense:
Savings deposits and interest bearing checking	$27	$149	176	$70	$673	$743
Time deposits	429	435	864	1,382	1,901	3,283
Federal funds purchased and securities sold under agreements to repurchase	—	3	3	(21)	25	4
Federal Home Loan Bank advances and
Other borrowings	(61)	8	(53)	(118)	5	(113)
Subordinated debentures	109	(114)	(5)	430	(408)	22
Total interest expense	504	481	985	1,743	2,196	3,939
Net change in net interest income	$381	$(96)	$285	$941	$304	$1,245

(1) Loans are net of deferred costs, less fees.

(2) Non-accruing loans are included in the computation of average balances.

(3) The Company includes loan fees in interest income. These fees for the three months ended September 30, 2007 and 2006 were $188,000 and $314,000, and for the nine months ended September 30, 2007 and 2006 were $551,000 and $1,037,000.

(4) Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the three months ended September 30, 2007 and 2006 were $203,000 and $195,000, and for the nine months ended September 30, 2007 and 2006 were $597,000 and $568,000.

(5) Interest income on other assets includes imputed interest on premises under construction.  Imputed interest for the three months ended September 30, 2007 and September 30, 2006 was $4,000 and $0, respectively.  Imputed interest for the nine months ended September 30, 2007 and September 30, 2006 was $67,000 and $0, respectively.

Interest-earning assets

The average rate on interest-earning assets was 7.44% for the three months ended September 30, 2007, representing an increase of 27 basis points from 7.17% for the same three months ended 2006. The average rate on interest-earning assets was 7.45% for the nine months ended September 30, 2007, representing an increase of 54 basis points from 6.91% for the same nine months ended 2006. Interest-earning assets are comprised of loans receivable, investment securities, interest-bearing deposits and an investment in a non-consolidated wholly owned subsidiary that was formed for the purpose of issuing trust preferred securities.

The average rate on loans receivable increased 21 basis points to 8.20% for the three months ended September 30, 2007, compared to 7.99% for the three months in September 30, 2006. The average rate on loans receivable increased 54 basis points to 8.22% for the nine months ended September 30, 2007, compared to 7.68% for the nine months ended September 30, 2006. The average balance of loans receivable increased approximately $44.4 million during the three months ended September 30, 2007 compared to the same three months in 2006 and $49.3 million during the nine months ended September 30, 2007 compared to the same nine months in 2006. The combination of the rate increases and average balance increases resulted in an increase in interest income from loans receivable of $1.2 million, or 12.4%, during the third quarter of 2007 compared to the third quarter of 2006 and an increase of $4.8 million, or 18.7%, during the nine months ended September 30, 2007 compared to the same period in 2006.

The average rate on investment securities, adjusted for the tax effect of tax exempt securities, increased 19 basis points to 5.50% for the quarter ended September 30, 2007 compared to 5.31% for the quarter ended September 30, 2006 and 27 basis points to 5.45% for the nine months ended September 30, 2007, compared to 5.18% for the nine months ended September 30, 2006. This increase in average interest rate was offset by a decrease in the average balances of investment securities during the three and nine months ended September 30, 2006 of $3.0 million and $4.7 million, respectively, compared to the same periods of the previous year.

Interest-bearing liabilities

The average rate paid on interest-bearing liabilities increased 36 basis points to 4.12% for the three months ended September 30, 2007, compared to 3.76% for the same three months in 2006. The average rate paid on interest-bearing liabilities increased 54 basis points to 4.05% for the nine months ended September 30, 2007, compared to 3.51% for the same nine months in 2006. Interest-bearing liabilities are comprised of savings and interest bearing checking deposits, time deposits, federal funds purchased and securities sold under agreements to repurchase, holding company notes payable, Federal Home Loan Bank advances and other borrowings, and subordinated debentures held by our subsidiary trust which issued trust preferred securities.

The average rate paid on interest-bearing savings and interest-bearing checking deposits increased 32 basis points to 2.33% for the three months ended September 30, 2007 compared to 2.01% for the three months ended September 30, 2006. The average rate paid on time deposits increased 55 basis points to 4.91% during the third quarter of 2007 from 4.36% during the second quarter of 2006. The average rate paid on interest-bearing savings and interest-bearing checking deposits increased 47 basis points to 2.29% for the nine months ended September 30, 2007, compared to 1.82% for the nine months ended September 30, 2006. The average rate paid on time deposits increased 83 basis points to 4.86% during the nine months ended September 30, 2007 compared to 4.03% during the nine months ended September 30, 2006.

The effective interest rate on the subordinated debentures decreased 199 basis points to 7.10% for the three months ended September 30, 2007, compared to 9.09% for the same period of 2006. The effective interest rate on subordinated debentures decreased 241 basis points to 7.13% for the nine months ended September 30, 2007, compared to 9.09% for the nine months ended September 30, 2006. During the third quarter of 2006, the Company chose to redeem all of the Team Financial Capital Trust I 9.50% Subordinated Debentures, due August 10, 2031 (the “Securities”) at a redemption price equal to 100% of the principal amount of the Securities, or $16.0 million, plus interest accrued and unpaid through September 17, 2006. As a result of the redemption of the debentures, the Company incurred a pretax charge, recorded as other non-interest expense to earnings of approximately $824,000 on the redemption date of the debentures. This charge was the unamortized portion of the offering cost that was being amortized over the original life of the debentures. To fund the redemption of the Securities, the Company replaced the called debentures with a pooled trust preferred security of $22.0 million at a variable rate of 1.65% above the 90-day LIBOR. The new trust preferred security has a 30-year term and a callable option 5 years after the issuance date and did not have a placement or annual trustee fee associated with it.

Provision for Loan Losses

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market areas, and other factors related to the collectibility of the loan portfolio. After considering the above factors, management recorded a provision for loan losses on loans totaling $91,000 for the three months ended September 30, 2007, and $131,000 for the three months ended September 30, 2006. The provision for loan losses for the nine months ended September 30, 2007, was $398,000, compared to $563,000 for the nine months ended September 30, 2006. The decrease in the amount of the provision recorded for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was largely due to the decreased loan growth in 2007 compared to 2006, coupled with fewer non-performing loans as a percentage of total loans. Loan growth for the first nine months of 2007 was approximately $29.6 million, compared to loan growth of approximately $48.4 million for the first nine months of 2006, reducing the need to record additional provision for loan losses.

Non-Interest Income

The following table summarizes non-interest income for the three and nine months ended September 30, 2007, compared to the same periods ended September 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Service charges	$950	$951	$2,675	$2,702
Trust fees	184	173	602	555
Brokerage service revenue	60	52	161	175
Gain on sales of mortgage loans	145	125	444	455
Loss on sales of investment securities	(5)	(74)	(4)	(164)
Mortgage servicing fees	44	51	137	156
Merchant processing fees	4	7	12	16
ATM and debit card fees	150	124	420	360
Bank owned life insurance income	242	220	717	650
Other	133	138	411	383
Total non-interest income	$1,907	$1,767	$5,575	$5,288

Non-interest income for the three months ended September 30, 2007 increased approximately $140,000, or 7.9% compared to the three months ended September 30, 2006. Non-interest income for the nine months ended September 30, 2007 increased approximately $287,000, or 5.4% compared to the nine months ended September 30, 2006.

The primary reason for the increase in non-interest income during three and nine months ended September 30, 2007 compared to the same periods in 2006 was due to the losses on sales of investment securities recorded as a result of repositioning the securities portfolio during the second and third quarters of 2006 making non-interest income during those periods unusually low. Also contributing to the increase in non-interest income for the three and nine months ended September 30, 2007 was an increase in ATM and debit card fees and an increase in bank owned life insurance income. Gain on sales of mortgage loans also increased approximately $20,000, or 16.0%, during the quarter ended September 30, 2007 compared to the same period ended September 30, 2006. Gain on sales of mortgage loans has been slowly recovering from lows experienced in 2006 and we expect the levels of mortgage loan originations and sales and related gains to continue to increase at a moderate pace, due to the opening of new banking centers and additional mortgage lenders, which should help increase the volume of loans that can be sold.

Non-Interest Expense

The following table presents non-interest expense for the three and nine months ended September 30, 2007, compared to the same periods ended September 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Salaries and employee benefits	$3,441	$2,985	$9,638	$9,238
Occupancy and equipment	947	735	2,524	2,231
Data processing	783	749	2,305	2,170
Professional fees	435	250	1,107	1,100
Marketing	167	109	446	284
Supplies	104	63	296	249
Intangible asset amortization	156	141	422	436
Trust preferred securities redemption amortization	—	823	—	823
Other	955	858	2,670	2,519
Total non-interest expenses	$6,988	$6,713	$19,408	$19,050

Non-interest expense increased $275,000, or 4.1%, for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. Non-interest expense increased $358,000, or 1.9%, for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

The increase in non-interest expense for the three and nine months ended September 30, 2007 was primarily due to a $456,000 and $400,000 increase in our salaries and employee benefits expense for those periods, respectively. The increases in salaries and employee benefits were largely driven by increased medical insurance expense. Occupancy and equipment expenses also increased $212,000 and $293,000 for the three and nine months ended September 30, 2007 primarily due to the re-evaluation of the useful lives of our fixed assets and to immaterial corrections of prior period depreciation differences, which resulted in additional depreciation during the quarter. During the third quarter of 2007, we incurred $435,000 in professional fees, up approximately $185,000 from the same period in 2006. The increase in professional fees was primarily related to the preparation for and compliance with the provisions of the Sarbanes-Oxley Act of 2002. Although the Company is incurring substantial costs defending the complaint against the Company regarding the sale of our former insurance agency subsidiary, substantially all of those costs are now being paid by a Company liability insurance policy.  Also contributing to the increase in non-interest expenses during the three months ended September 30, 2007 was a procedural loss for approximately $86,000 as a result of settling a lawsuit filed in a Nebraska district court regarding several endorsements on presented financial instruments. Offsetting these increases was a decrease of $823,000 in the trust preferred securities redemption amortization charge incurred as a result of the restructuring of the trust preferred securities in September 2006.

Income Tax Expense

We recorded income tax expense of $226,000 for the three months ended September 30, 2007, an increase of $30,000 compared to income tax expense of $196,000 for the three months ended September 30, 2006. The effective tax rate for the three months ended September 30, 2007 was 19.9%, compared to 20.6% for the three months ended September 30, 2006. Income tax expense for the nine months ended September 30, 2007 was $1,201,000, an increase of $396,000 from $805,000 recorded for the nine months ended September 30, 2006. The effective tax rate for the nine months ended September 30, 2007 was 25.6%, compared to 23.8% for the nine months ended September 30, 2006.

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

The following table indicates that at September 30, 2007, if there had been a sudden and sustained increase in prevailing market interest rates, our net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.

Change in interest rates	Net interest income	(Decrease) increase	% change
	(Dollars in thousands)
200 basis point rise	$27,527	$1,249	4.75%
100 basis point rise	26,902	624	2.37%
Base rate scenario	26,278	—	—
100 basis point decline	25,370	(908)	(3.46)%
200 basis point decline	23,691	(2,587)	(9.84)%

Item 4:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities Exchange Commission’s rules and forms.

While the Company believes that its existing internal control framework and procedures over financial reporting have been effective in accomplishing the Company’s objectives, the Company intends to continue the practice of reevaluating, refining, and expanding its internal controls over financial reporting.

Change in Internal Controls

No changes in our internal controls over financial reporting have occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II         OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

As was disclosed in our Form 10-K for the year ended December 31, 2006, on February 6, 2007, the buyer of our former insurance agency subsidiary filed a complaint in the United States District Court for the Northern District of Oklahoma against TeamBank, N.A. Asset Corporation, Mystic Capital Advisors Group, LLC, Robert Weatherbie, Michael Gibson and Kevin Donoghue, claiming breach of contract, negligent misrepresentation, fraud and misrepresentation and civil conspiracy in connection with the sale of the insurance agency subsidiary that was sold to the buyer effective December 31, 2004. Damages sought from the defendants include not less than $10 million in actual damages, not less than $10 million for consequential damages, and not less than $10 million for punitive damages.

All parties have since been dismissed from the complaint with the exception of TeamBank, N.A., Robert Weatherbie and Michael Gibson. The case is scheduled to go to trial in December 2007. The Company believes the claims are without merit, and is pursuing a vigorous defense as well as available counterclaims against the plaintiff.

From time to time the Company is involved in routine litigation incidental to the conduct of our business. There have been no other material changes to the status of the litigation reported under “Legal Proceedings” in its Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference. The Company does not believe that any other pending litigation to which it is a party will have a material adverse effect on its liquidity, financial condition, or results of operations.

Item 1A. RISK FACTORS

No change from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2006.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about the shares of common stock we repurchased during the three months ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be purchased Under The Program

July 1-July 31	—	—	—	260,778
August 1- August 31	33,500	15.76	33,500	227,278
September 1- September 30	—	—	—	227,278
Total	33,500	$15.76	33,500

The Board of Directors approved a stock repurchase program, announced October 14, 2004, authorizing the repurchase of up to 400,000 shares of our common stock. During the three and nine months ended September 30, 2007, there were 33,500 and 76,395 shares, respectively of our common stock repurchased under this program. The maximum number of shares that may yet be purchased under the program at September 30, 2007 was 227,278. The stock repurchase program does not have an expiration date.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the quarter ended September 30, 2007. However, there was a matter submitted to a vote of shareholders during the fourth quarter of 2007, regarding the elimination of cumulative voting with regards to the election of directors. On November 8, 2007 the Company held the special meeting and shareholders voted to eliminate cumulative voting for directors in the Company’s Articles of Incorporation. Shareholders voted as follows:

For:	2,257,243
Against:	876,032
Abstain:	31,538

Item 5. OTHER INFORMATION

None.

Item 6.    EXHIBITS

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)
3.2	Amended and Restated Bylaws of Team Financial, Inc. (8)
4.9	Indenture between Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (8)
4.10	Debenture Subscription Agreement between Team Financial, Inc. and Team Financial Capital Trust II dated September 14, 2006 (8)
4.11	Common Securities Subscription Agreement between Team Financial Capital Trust II and Team Financial, Inc. dated September 14, 2006 (8)
4.12	Purchase Agreement among Team Financial Capital Trust II, Team Financial Inc., and Bear, Stearns & Co., Inc. dated September 12, 2006 (8)
4.13	Guarantee Agreement delivered by Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (8)
4.14	Junior Subordinated Debenture of Team Financial, Inc. due 2036 (8)
4.15	Capital Security Certificate of Team Financial Capital Trust II evidencing 22,000 Capital Securities owned by Cede & Co. (8)
4.16	Common Security Certificate of Team Financial Capital Trust II evidencing 681 Commons Securities owned by Team Financial, Inc. (8)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 23, 2007. (9)
10.2	Employment Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated March 14, 2007. (9)
10.3	Employment Agreement between Team Financial, Inc. and Sandra J. Moll dated March 2, 2007. (9)
10.4	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 5, 2006. (6)
10.5	Data Processing Services Agreement between Team Financial, Inc. and Metavante Corporation dated March 1, 2001. (3)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)
10.7-10.9	Exhibit numbers intentionally not used. Agreement dated May 16, 2006 among Team Financial, Inc. and McCaffree Financial

10.10	Corporation. (7)
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)
10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)
10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (4)
10.15.1	Amendment to Loan Agreement and Note between Team Financial, Inc. and US Bank dated June 30, 2007. (10)

10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (2)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (2)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (2)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (2)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (2)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (2)
10.29	Stock Purchase Agreement dated February 7, 2005 between TeamBank, N.A. and International Insurance Brokers, Ltd., LLC. (5)
10.30	Executive Retirement and Release Agreement between Michael L. Gibson and Team Financial, Inc. dated May 24, 2007. (10)
11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (11)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (11)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (11)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350. (11)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350. (11)

(1)	Filed with Registration Statement on Form S-1 dated August 6, 2001, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.
(2)	Filed with Annual Report on Form 10-K for the Year Ending December 31, 2002, and incorporated herein by reference.
(3)	Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, (Registration Statement No. 333-64934) and are incorporated herein by reference.
(4)	Filed with quarterly report on form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.

(5)	Filed with annual report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(6)	Filed with quarterly report on form 10-Q for the period ended March 31, 2006 and incorporated herein by reference.
(7)	Filed with Form 8-K dated May 22, 2006 and incorporated herein by reference.
(8)	Filed with quarterly report on form 10-Q for the period ended September 30, 2006 and incorporated herein by reference.
(9)	Filed with quarterly report on form 10-Q for the period ended March 31, 2007 and incorporated herein by reference.
(10)	Filed with quarterly report on form 10-Q for the period ended June 30, 2007 and incorporated herein by reference
(11)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2007	By:	/s/ Robert J. Weatherbie
Robert J. Weatherbie
Chairman and
Chief Executive Officer

Date: November 14, 2007	By:	/s/ Richard J. Tremblay
Richard J. Tremblay
Chief Financial Officer