Form 10-K
period 2007-12-31
TEAM FINANCIAL INC /KS
filed 2008-03-26
CIK 1082484

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-26335

TEAM FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

KANSAS (State or other jurisdiction of incorporation or organization)	48-1017164 (IRS Employer Identification No.)
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of $15.54 per share as reported on June 30, 2007 on the Nasdaq Global Market, was $30,405,346.

There were 3,579,103 shares of the Registrant's common stock, no par value, outstanding as of March 25, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement for its 2007 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2007 will be incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.    Business

The Company and Subsidiaries

Team Financial, Inc. (the "Company", "management", "we", "our", or "us") is a financial holding company incorporated in the State of Kansas. Our principal executive offices are located at 8 West Peoria, Paola, Kansas 66071. Our common stock is listed on the Nasdaq Global Market under the symbol "TFIN".

The Company presently owns all of the outstanding capital stock of its two wholly owned banking subsidiaries, TeamBank, N.A. ("TeamBank") and Colorado National Bank. We offer a broad range of community banking and financial services through 21 locations in Kansas, Missouri, Nebraska and Colorado through our banking subsidiaries, TeamBank and Colorado National Bank. Our presence consists of nine locations in the Kansas City metropolitan area and three locations in southeast Kansas. We operate two locations in south-western Missouri, three in metropolitan Omaha, Nebraska, and four in metropolitan Colorado Springs, Colorado. We do not have any current plans to open any additional branches in 2008.

We were formed in 1986 when our founders, along with an Employee Stock Ownership Plan (ESOP), purchased a one-bank holding company in Paola, Kansas, in a leveraged transaction. The ESOP owned 23.8% of our outstanding common stock as of December 31, 2007. Management believes the ESOP reflects our corporate culture in that employees are the integral component of a financial institution. Management intends to continue the ESOP, as it is a significant incentive to attract and retain qualified employees.

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

•
consumer loans, including home equity lines of credit, auto loans, recreational vehicle, and other secured and unsecured loans and

•
specialized financing programs to support community development.

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

We also support our customers by providing services such as:

•
telephone and internet banking;

•
debit cards and credit cards;

•
ATM machines

•
trust and investment services

•
functioning as a federal tax depository;

•
access to merchant bankcard services;

•
various forms of electronic funds transfer and

•
cash management services.

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

Recent Developments

As was previously disclosed in prior filings with the Securities and Exchange Commission, on February 6, 2007, the buyer of our former insurance agency subsidiary, International Insurance Brokers, Ltd., LLC ("IIB") filed a complaint in the United States District Court for the Northern District of Oklahoma against TeamBank, N.A. Asset Corporation, Mystic Capital Advisors Group, LLC, Robert Weatherbie, Michael Gibson and Kevin Donoghue, claiming breach of contract, negligent misrepresentation, fraud and misrepresentation and civil conspiracy in connection with the sale of the insurance agency subsidiary that was sold to the buyer effective December 31, 2004. All parties had been dismissed from the complaint with the exception of TeamBank, Robert Weatherbie and Michael Gibson.

On December 5, 2007, TeamBank, by way of court-ordered mediation, agreed with IIB to settle all claims between the parties, including the claims regarding the sale of the Company's former insurance agency subsidiary. The Company's portion of the settlement was approximately $630,000, with the Company's corporate insurance policy paying approximately $856,500, for a total settlement of approximately $1,486,500. The Company's portion of the $630,000 includes the forfeiture of a receivable of approximately $60,000.

During 2007, the Company opened three new branches. In April 2007, a location in Falcon, Colorado was opened as an addition to Colorado National Bank; in August, 2007 the Lee's Summit, Missouri branch was opened, and in December, 2007, a branch was opened in Olathe, Kansas. The Lee's Summit and Olathe branches were both additions to TeamBank.

Competition

The banking industry nationally and in our market areas is highly competitive. In our market areas, there are numerous small banks and several national and regional financial banking groups with which we compete. We also compete with savings and loan associations, credit unions, leasing companies, mortgage companies, and other financial service providers. Many of these competitors have capital resources and legal lending limits substantially in excess of our capital resources and legal lending limits.

We compete for loans and deposits principally based on the availability and quality of services provided, responsiveness to customers, interest rates, loan fees and office locations. We actively solicit deposit customers and compete by offering them high quality customer service, a complete product line and competitive interest rates and terms. We believe our personalized customer service, broad product line, competitive pricing and our banking franchise enables us to compete in our market areas.

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

Market Areas Served

We have two wholly owned bank subsidiaries. The table below presents information concerning these subsidiaries.

Name of Bank	Number of locations	Legal Lending Limit	Asset size at December 31, 2007
		(In millions)
TeamBank, N.A. Paola, Kansas a national banking association	17	$8.9	$689
Colorado National Bank Colorado Springs, Colorado, a national banking association	4	1.5	135

TeamBank

TeamBank has banking locations in Kansas, Missouri and Nebraska. TeamBank's Miami County branches are located in Paola, the county seat of Miami County, Osawatomie, the second largest city in the county and Spring Hill, a community developed along the Miami County and Johnson County border. TeamBank's Johnson County branches are located in Prairie Village, De Soto, and Olathe, Kansas. TeamBank also operates branches in Ottawa, Kansas, the county seat of adjoining Franklin County, Iola, Kansas, the county seat of Allen County, and operates two locations in Parsons, Kansas in Labette County. TeamBank's Missouri service areas are in Barton and Vernon counties, which adjoin each other and are located in the southwest section of Missouri near the Kansas-Missouri border. In 2007, a branch was opened in Lee's Summit, Missouri, which is in the Kansas City metropolitan area. TeamBank also operates three facilities in the Omaha, Nebraska metropolitan area. The primary Nebraska service areas are in Washington and Sarpy Counties.

Colorado National Bank

Colorado National Bank, located in Colorado Springs, Colorado, serves El Paso County which is located along the front range of the Colorado Rocky Mountains. The bank operates two full service branches in Colorado Springs and a third branch in Monument, Colorado, which is a community located between

Denver and Colorado Springs, along the growing Interstate 25 corridor. In 2007, we opened our new location in Falcon, Colorado, which is situated just east of Colorado Springs on Highway 24.

Growth and Operating Strategies

Our long-term operating strategy is to serve the needs and cater to the economic strengths of the local communities in which we operate and strive to provide a high level of personal and professional customer service. Our banks do this by offering a variety of financial products and services to our retail and commercial banking customers.

Our growth strategy is focused on our expansion in our existing markets through internal growth, establishing new branches and a combination of mergers and acquisitions, when feasible and attractive. We also evaluate other growth opportunities outside of our market area when they become available. Such opportunities include purchasing loan participations, public funds or brokered certificates of deposit that are not in our market areas.

Mergers and Acquisitions and Branch Location Expansion

Management believes that the consolidation in the banking industry, along with the easing of legal requirements of branch banking, increased regulatory requirements, and concerns about technology, are likely to lead owners of community banks within these areas to explore the possibility of sale or combination with broader-based financial service companies such as ourselves. Although the Company has not completed any mergers or acquisitions in recent years, management periodically considers available merger and acquisition options as possible expansion avenues.

On an ongoing basis, management reviews opportunities to expand through the acquisition of branches or developing de novo branches. Because of the economic growth over the past several years in the Omaha, Nebraska area, the Colorado Springs, Colorado area, as well as the Kansas City metropolitan area, management may consider further branch expansion in these areas, although management does not currently have plans to open additional branches in the near-term. However, we will not rule out branch expansion in our current market areas or other areas experiencing economic growth.

Management considers a variety of criteria when evaluating potential merger or acquisition candidates or branching opportunities. These include:

•
the market location of the potential merger or acquisition target or branch and demographics of the surrounding community;

•
the overall financial soundness of a resulting institution;

•
opportunities to improve the efficiency and/or asset quality of the resulting institution;

•
the effect of the transaction on income per share and book value, generally seeking only those transactions that will be accretive to income within 24 months;

•
whether we have sufficient management and other resources to integrate the operations of the potential merger, acquisition or branch;

•
the investment required for, and opportunity costs of, the merger or acquisition or branch; and

•
the Company's current financial position and its ability to support the transaction with its current financial resources.

Growth

We believe that our largest source of internal growth is through our ongoing solicitation practices conducted by bank presidents, market leaders, and lending officers, followed by referrals from customers.

The primary reason for referrals is positive customer feedback regarding our products, customer service and response time.

Our goal in continuing our expansion is to maintain a profitable, customer-focused financial institution. We believe that our existing structure, management, data, and operational systems are sufficient to achieve further internal growth in asset size, revenues, and capital without proportionate increases in operating costs. This internal growth should also allow us to increase the legal lending limits of our banks, thereby enabling us to increase our ability to serve the needs of existing and new customers. Our operating strategy is to provide high quality community banking and financial services to our customers and increase market share through active solicitation of new business, repeat business, referrals from customers, and continuation of selected promotional strategies.

For the most part, our banking customers seek a banking relationship with a service-oriented community banking organization. Our operational systems have been designed to facilitate personalized service. Management believes our banking locations have an atmosphere which facilitates personalized services and decision making, yet are of sufficient financial size with broad product lines to meet customers' needs. Management also believes that economic conditions in our market areas will continue to contribute to internal growth. Through our primary emphasis on customer service and our management's banking experience, we intend to continue internal growth by attracting customers and focusing on the following:

•
Products Offered—We offer personal and corporate banking services, trust and estate planning, mortgage banking, personal investment, and financial counseling services as well as internet and telephone banking. We offer a broad range of commercial banking services, checking accounts, ATMs, savings accounts, money market accounts, certificates of deposit, NOW accounts, Health Savings Accounts, Individual Retirement Accounts, brokerage and residential mortgage services, branch banking, and debit and credit cards. We also offer installment loans, including auto, recreational vehicle, and other secured and unsecured loans sourced directly by our branches. See "Loans" below for a discussion of the loan products we provide.

•
Operational Efficiencies—We seek to maximize operational and support efficiencies consistent with maintaining high quality customer service. Our banks share a common information system designed to enhance customer service and improve efficiencies by providing system-wide voice and data communication connections. We have consolidated loan processing, bank administration, financial reporting, investment management, information systems, human resources, loan review, and internal audits in order to operate more efficiently.

•
Marketing Activities—We focus on a proactive solicitation program for new business, as well as identifying and developing products and services that satisfy customer needs. We actively sponsor community events within our branch areas. We believe that active community involvement contributes to our long-term success.

Loans

We provide a broad range of commercial and retail lending services. Our banks follow a uniform credit policy, which contains criteria related to underwriting and loan administration, levels of loan commitment, loan types, credit criteria, concentration limits, loan review and grading and related matters. In addition, we provide ongoing loan officer training and operate a centralized processing and servicing center for loans. Each loan portfolio is subject to independent loan review on a regular basis in accordance with our loan review process.

Loan Administration

We maintain a loan committee approach to lending, which we believe yields positive results in both responsiveness to customer needs and asset quality. Each of our subsidiary banks and some branches have a loan committee, which meets as needed to review and discuss loans. Each bank and some branches also have a loan level threshold, which, if exceeded, requires the approval of our senior loan committee, which meets on an on-call basis. Interest rates charged on loans vary with the degree of risk, maturity, costs associated with underwriting and servicing, loan amount, and the extent of other banking relationships maintained with the customer. Interest rates are further subject to competitive pressures, availability of funds and applicable government regulations.

Commercial Loans

These loans consist primarily of loans to businesses for various purposes, including revolving lines of credit, equipment financing, and accounts receivable factoring. Commercial loans secured by collateral other than real estate generally mature within one year, have adjustable interest rates and are secured by inventory, accounts receivable, machinery, government guarantees, or other commercial assets. Revolving lines of credit are generally for business purposes, mature annually and have adjustable interest rates. The primary repayment risk of commercial loans is the failure of the borrower's business.

Real Estate Loans

These loans include various types of loans for which we hold real property as collateral. Interest rates on these loans typically adjust annually. Real estate construction loans include commercial and residential real estate construction loans, but are principally made to builders to construct business buildings or single and multi-family residences. Real estate construction loans typically have maturities of six to twelve months, and are charged origination fees. Terms may vary depending upon many factors, including the type of project and financial condition of the borrower. It is our standard practice in making commercial loans to receive real estate as collateral in addition to other appropriate collateral. Therefore, loans categorized in the other real estate loan category can be characterized as commercial loans which are secured by real estate. The primary risks of real estate mortgage loans include the borrower's inability to pay, deterioration in real estate value and increased government planning and zoning activity that may negatively affect the value of real estate that is held as collateral.

Agricultural Loans

We make a variety of agricultural loans which are included in real estate and commercial loans. These loans relate to equipment, livestock, crops, and farmland. The primary risks of agricultural loans include the fluctuating prices of crops and livestock, as well as weather conditions.

Installment Loans

Installment loans are primarily to individuals are typically secured by the financed assets, generally have terms of two to five years and bear interest at fixed rates. These loans usually are secured by motor vehicles or other personal assets and in some instances are unsecured. The primary risk of these loans relates to the personal financial circumstances of the borrower.

Letters of Credit

In the ordinary course of business, we issue letters of credit. Standby letters of credit are a conditional, but irrevocable form of a guarantee issued to guarantee payment to a third party obligee upon default of payment by our customers. We apply the same credit standards to these commitments as we use in all of our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under letters of credit is represented by the amount of these commitments.

Employees

As of December 31, 2007, we had approximately 267 full-time equivalent employees. We provide a variety of benefit programs including participation in our ESOP, a 401K plan, group life, health, accident, and other insurance. Certain employees also participate in a salary continuation plan and a deferred compensation plan. Neither the Company nor any of our subsidiaries is a party to any collective bargaining agreement.

Executive Officers of the Company

The Board of Directors elects executive officers annually. The following is a list of all executive officers fof the Company:

Name	Age	Position	Years Employed
Robert J. Weatherbie	61	Chairman of the Board, Chief Executive Officer	35
Richard J. Tremblay	56	Chief Financial Officer	2
Sandra J. Moll	44	Chief Operating Officer	16

Principal Sources of Revenue

Our principal sources of revenue are derived primarily from net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Revenue is also provided by non-interest income, such as service charges, trust fees, and gains from the sale of mortgage loans. Revenues are offset by our principal operating expenses, which consist of compensation and employee benefits, occupancy costs, data processing expense, and provisions for loan losses.

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

Although it preserves the Federal Reserve Board as the umbrella supervisor of financial holding companies, the GLBA defers the administration of the non-banking activities to the customary regulators of insurers, broker-dealers, investment companies and banks. Thus, the various state and federal regulators of a financial holding company's operating subsidiaries retain their jurisdiction and authority over such operating entities. As the umbrella supervisor, however, the Federal Reserve Board has the potential to affect the operations and activities of financial holding companies' subsidiaries through its power over the financial holding company parent. The GLBA contains restrictions on financial institutions regarding the sharing of customer nonpublic personal information with nonaffiliated third parties unless the customer has had an opportunity to opt out of the disclosure. The GLBA also imposes periodic disclosure requirements concerning a financial institution's policies and practices regarding data sharing with affiliated and nonaffiliated parties.

Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has CRA rating of satisfactory or better. TeamBank and Colorado National Bank received "outstanding" and "satisfactory" ratings, respectively, in their last CRA examinations.

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

Capital Adequacy

The Federal Reserve Board monitors the regulatory capital adequacy of financial holding companies. As discussed below, our banks are also subject to the regulatory capital adequacy requirements of the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, as applicable. The Federal Reserve Board uses a combination of risk-based guidelines and leverage ratios to evaluate our regulatory capital adequacy.

The Federal Reserve Board has adopted a system using risk-based capital adequacy guidelines to evaluate the regulatory capital adequacy of financial holding companies. The guidelines apply on a consolidated basis to financial holding companies with consolidated assets of at least $150 million. Under the risk-based capital guidelines, different categories of assets are assigned to different risk categories based generally on the perceived credit risk of the asset. The risk weights of the particular category are multiplied by the corresponding asset balances and added together to determine a risk-weighted asset base. Some off-balance sheet items, such as loan commitments in excess of one year, mortgage loans sold with recourse and letters of credit, are added to the risk-weighted asset base by converting them to a credit equivalent and assigning them to the appropriate risk category. For purposes of the Federal Reserve Board's regulatory risk-based capital guidelines, total capital is defined as the sum of core and secondary capital elements, with secondary capital being limited to 100% of core capital. For financial holding companies, core capital, also known as Tier 1 capital, generally includes common shareholders' equity, perpetual preferred stock and minority interests in consolidated subsidiaries, less goodwill and other intangible assets. No more than 25% of core capital elements may consist of cumulative preferred stock. Secondary capital, also known as Tier 2 capital, generally includes the allowance for loan losses limited to 1.25% of weighted risk assets, certain forms of perpetual preferred stock, as well as hybrid capital instruments. The Federal Reserve Board's regulatory guidelines require a minimum ratio of qualifying total capital to weighted risk assets of 8%, of which at least 4% should be in the form of core capital. At December 31, 2007, our core capital was $58.2 million, or 8.81%.

In addition to the risk-based capital guidelines, the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency use a leverage ratio as an additional tool to evaluate capital adequacy. The leverage ratio is defined by the Federal Reserve Board to be a company's core capital divided by its average total consolidated assets, and the Office of the Comptroller of the Currency's and Federal Deposit Insurance Corporation's definitions are similar. Based upon our current capital status, the applicable minimum required leverage ratio is 4%.

The table below presents certain capital ratios at December 31, 2007.

Ratio	Actual	Minimum required
Total capital to risk weighted assets	10.35%	8.00%
Core capital to risk weighted assets	8.81%	4.00%
Core capital to average assets	7.43%	4.00%

Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve Board of appropriate supervisory or enforcement actions, including but not limited to delaying or denying pending or future applications to acquire additional financial or bank holding companies.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act (the Act), signed into law in 2002, addresses issues related to corporate governance of publicly traded companies. The Act requires, among other items, certification of the quality of financial reporting by the Chief Executive Officer and Chief Financial Officer, enhanced and timely disclosure of financial reporting and strengthens the rules regarding auditor and audit committee independence. Certain provisions of the Act were effective immediately and others became effective or are in process of becoming effective through Securities and Exchange Commission rules. The Company is now subject to all provisions of the Act with the exception of the auditor's attestation on internal control over financial reporting. The Company anticipates continued future expenditures in order to comply with the provisions of the Act.

The Banks

General

We own and operate two national chartered banks. TeamBank and Colorado National Bank, as national banks, are subject to regulations by the Office of the Comptroller of the Currency. The deposits of the banks are insured by the Federal Deposit Insurance Corporation.

Community Reinvestment Act

Under the federal Community Reinvestment Act (CRA), financial institutions have a continuing and affirmative obligation, consistent with safe and sound operations of such institutions, to serve the "convenience and needs" of the communities in which they are chartered to do business, including low and moderate-income neighborhoods. The CRA currently requires that regulators consider an applicant's CRA record when evaluating certain applications, including charters, branches, and relocations, as well as mergers and consolidations. The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution's records of meeting the credit needs of its community. During their last examinations, ratings of at least satisfactory were received by both of our banks. As a result, management believes that the performance of our banks under the CRA will not impede regulatory approvals of any proposed mergers, acquisitions or branching opportunities.

Dividend Restrictions

Dividends paid by our subsidiary banks to us provide a substantial amount of our operating and investing cash flow. During 2007, our subsidiary banks paid $4.3 million in dividends to us and could have paid an additional $5.4 million without prior regulatory approval.

With respect to national banks, the directors may declare dividends of as much of the bank's undivided profits as they deem necessary, except until the bank's surplus fund equals its common capital at which time, no dividends may be declared unless the bank has carried to the surplus fund at least one-tenth of the bank's net income of the preceding half year in the case of quarterly or semiannual dividends, or at least one-tenth of its net income of the preceding two consecutive half-year periods in the case of annual dividends. However, the Office of the Comptroller of the Currency's approval is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net income of that year combined with its retained net income of the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

Examinations

The primary federal banking regulators examine our banks from time to time. Based upon an evaluation, the examining regulator may revalue a bank's assets and require that it establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of the assets.

National Bank Capital Adequacy

The Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency have adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The requirements address both risk-based capital and leverage capital, with risk-based assets and core and secondary capital being determined in basically the same manner as described above for financial holding companies. The Federal Deposit Insurance Corporation or the Office of the Comptroller of the Currency may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The Office of the Comptroller of the Currency risk-based capital guidelines require national banks to maintain a minimum ratio of total capital, after deductions, to risk weighted assets of 8%, and national banks and state nonmember banks must have and maintain core capital in an amount equal to at least 4% of adjusted total assets; but for all except the most highly rated banks, the minimum core leverage ratio is to be 4% plus an additional 100 to 200 basis points or more. The applicable guideline for TeamBank and Colorado National Bank is 4%.

The table below presents the regulatory capital ratios of TeamBank and Colorado National Bank at December 31, 2007.

	TeamBank, N.A.		Colorado National Bank
Ratio	Actual	Minimum Required	Actual	Minimum Required
Total capital to risk weighted assets	10.56%	8.00%	10.27%	8.00%
Core capital to risk weighted assets	9.67%	4.00%	9.32%	4.00%
Core capital to average assets	8.27%	4.00%	7.24%	4.00%

Banks with regulatory capital ratios below the required minimum are subject to administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

The Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency have adopted regulations that define five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Currently, our banks are well capitalized. An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, core risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of 8% or greater, a core risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%.

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

As an institution's capital decreases, the powers of the federal regulators become greater. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid, transactions with affiliates, removal of management, and other restrictions. The regulators have limited discretion in dealing with a critically undercapitalized institution and are virtually required to appoint a receiver or conservator if the capital deficiency is not promptly corrected.

Real Estate Lending Standards

The federal banking regulators have adopted uniform standards for loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans, which generally are equal to or greater than the loan to value limitations established by our banks.

Deposit Insurance Premiums

Deposits of our banks are insured up to the regulatory limit by the FDIC and are subject to deposit assessments. Beginning in 2007, institutions were placed in one of four risk categories using a two-step process based first on capital ratios and then on other relevant information. The assessment schedule for banks ranges from 5 to 43 cents per $100 of deposits, based on capital and supervisory factors. The banks' insured deposits are subject to assessment payable to the Bank Insurance Fund. An institution's assessment is based on the assignment of the institution by the Federal Deposit Insurance Corporation to one of three capital groups and to one of three supervisory subgroups. The capital groups are well capitalized, adequately capitalized and undercapitalized. The three supervisory subgroups are Group A, for financially solid institutions with only a few minor weaknesses, Group B, for those institutions with weaknesses which, if uncorrected could cause substantial deterioration of the institution and increase the risk to the deposit insurance fund, and Group C, for those institutions with a substantial probability of loss to the fund absent effective corrective action. Currently, both of our banks are in the lowest risk category, Risk Category I, both of our banks are considered well-capitalized, and both of our banks are in supervisory subgroup A. Beginning in 2007, we were assessed premiums for FDIC insurance as a result of the new assessment schedule. However, to offset the new assessment, eligible insured institutions, including ours, were granted a one-time credit to be used against premiums due which would partially or totally offset the new premiums. The Company's one-time credit was approximately $493,000, and approximately $229,000 of that credit is still available for the Company to use towards premiums in 2008.

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

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the Act), including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in our future filings with the Securities and Exchange Commission, press releases or oral and written statements made by or with our approval, which are not statements of historical fact, constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, income or loss per share, the payment or nonpayment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company's, management or board of directors, including those relating to products or services, (iii) statements of future economic performance and (iv) statements such as "anticipates", "expects", "intends", "plans", "targets", and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted or financial instruments are held; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rates, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (v) changes in consumer spending, borrowing, and savings habits; (vi) technological changes; (vii) mergers and acquisitions and our ability to assimilate them; (viii) the ability to increase market share and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, and securities) with which we must comply; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board, (xi) changes in our organization, compensation, and benefits plans; (xii) the costs and effects of litigation and unexpected or adverse outcomes in such litigation; (xiii) the risks discussed above under "Item 1A. Risk Factors" and (xiv) our success at managing risks involved in the foregoing.

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

Changing regulatory structure—Industry regulators such as the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation may modify current regulations applicable to our operations. Additionally, future changes in legislation, including legislation governing publicly traded companies could impact our operations. We cannot predict the impact of any future regulatory changes on the results of our operations or financial condition.

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

An inability to manage these factors may have a material adverse effect on our financial condition, results of operations, liquidity or share price.

We may have to to raise additional capital, but sufficient capital may not be available when it is needed—We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. To the extent that regulatory authorities require us to increase our capital or we further expand our asset base, primarily through loan growth, we will be required to support this growth with additional capital. Accordingly, we may need to raise additional capital in the future. Although we believe that our existing capital resources will satisfy our foreseeable capital requirements, we may need to raise additional capital. We cannot assure that we will be able to raise additional capital.

Our ability to raise additional capital will depend on conditions in the capital markets, which are outside of our control, and on our financial performance. Accordingly, we cannot assure our ability to raise additional capital when needed or on economical terms. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and our business. Also, these restrictions could negatively impact our ability to further expand our operations through acquisitions or the establishment of additional branches and result in increases in operating expenses and reductions in revenues that would negatively affect our operating results.

We rely heavily on our management team, and the unexpected loss of key employees may adversely affect our operations—Much of our success to date has been influenced strongly by our ability to attract and retain senior management experienced in banking and financial services. Our ability to attract and retain executive officers, management teams and loan officers of our operating subsidiaries will continue to be important to the successful implementation of our strategies. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

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

Changes in interest rates could affect our earnings—Our net interest income is our largest source of revenue. Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and other borrowings. We cannot predict or control changes in interest rates, which are affected by national, regional and local economic conditions and the policies of regulatory authorities. While we continually take measures designed to manage the risks from changes in market interest rate, changes in interest rates can still have a material adverse effect on our earnings.

If economic conditions in general and in our market areas deteriorate, our revenues could decrease—Our financial results may be adversely affected by changes in prevailing economic conditions, including declines in real estate values, adverse employment conditions and the monetary and fiscal policies of the federal government. Because we have a significant amount of real estate loans, declines in real estate values could adversely affect the value of property used as collateral.

In addition, the majority of our loans are to individuals and businesses in the Kansas City metropolitan area, Eastern Kansas, Western Missouri, the Colorado Springs metropolitan area, and the Omaha, Nebraska metropolitan area. We also have loan participations in select areas outside of our typical market areas. Any decline in the economy of these market areas could have an adverse impact on our revenues. There can be no assurance that positive trends or developments discussed in this report will continue or that negative trends or developments will not have significant downward effects on our financial condition or results of operations.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The table below presents property information concerning our offices at December 31, 2007.

Name and Address of Office	Type of Interest	Lease Expiration	Square Footage of Facility
Team Financial, Inc. 8 West Peoria Paola, Kansas 66071	Owned	NA	5,000
TeamBank, N.A., Paola Branch (Main Office) 1 South Pearl Paola, Kansas 66071	Owned	NA	17,951
The Investment Center at TeamBank, N.A. 11 South Pearl Paola, Kansas 66071	Owned	NA	4,500
Team Bank, N.A., East Bank, Paola Branch 1515 Baptiste Drive Paola, Kansas 66071	Owned	NA	9,630
TeamBank, N.A., DeSoto Branch 34102 Commerce Drive DeSoto, Kansas 66018	Owned	NA	6,800
TeamBank, N.A., Lamar Branch 1011 Gulf Street Lamar, Missouri 64759	Leased	2008	2,650
TeamBank, N.A., Nevada Branch 201 East Cherry Nevada, Missouri 64772	Owned	NA	16,000
TeamBank, N.A., Osawatomie Branch 6th and Brown Osawatomie, Kansas 66064	Owned	NA	4,756
TeamBank, N.A., Ottawa Branch 2040 South Princeton Ottawa, Kansas 66067	Owned	NA	3,200
TeamBank, N.A., Spring Hill Branch 22330 Harrison Street Spring Hill, Kansas 66083	Owned	NA	2,800
TeamBank, N.A., Iola Branch 119 East Madison Iola, Kansas 66749	Owned	NA	13,768
TeamBank, N.A., Parsons Branch (including drive in) 1902 Main Parsons, Kansas 66357	Owned	NA	11,000
TeamBank, N.A., Prairie Village Branch 5206 West 95th Street Prairie Village, Kansas 66207	Owned	NA	3,602

TeamBank, N.A., Olathe Branch 11120 S. Lone Elm Road Olathe, KS 66061	Leased	2009	3,100
TeamBank, N.A., Lee's Summit Branch 3485 NE Ralph Powell Road Lee's Summit, MO 64064	Owned	NA	2,900
TeamBank, N.A., Omaha Branch 1902 Harlan Drive Bellevue, Nebraska 68005	Leased	2008	4,679
TeamBank, N.A., Bellevue Branch 7001 South 36th Bellevue, Nebraska 68147	Leased	2013	1,980
TeamBank, N.A., Fort Calhoun Branch 101 N. 14th Street Fort Calhoun, Nebraska 68023	Owned	NA	4,250
Colorado National Bank, Colorado Springs Branch (Main Office) 3110 North Nevada Avenue Colorado Springs, Colorado 80907	Owned	NA	7,859
Colorado National Bank, Colorado Springs Branch 601 North Nevada Avenue Colorado Springs, Colorado 80907	Owned	NA	4,600
Colorado National Bank, Monument Branch 581 Highway 105 Monument, Colorado 80132	Owned	NA	5,150
Colorado National Bank, Falcon Branch 7520 Bierstadt Heights Falcon, CO 80831	Owned	NA	4,300

All of the leased properties are leased from unrelated third parties.

Item 3.    Legal Proceedings

We do not believe that any pending litigation to which we are a party will have a material adverse effect on our liquidity, financial condition, or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

  a.)
  A special meeting of shareholders was held on November 8, 2007.

  b.)
  Shareholders approved an amendment to Article 9 of the Company's Articles of Incorporation to eliminate cumulative voting for our Board of Directors.

Votes For	Votes Against	Votes Abstained
2,257,243	876,032	31,538

There were no other matters submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5.    Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market ("NASDAQ") under the symbol "TFIN".

The following table sets forth, for the periods indicated, the amount of cash dividends paid on our common stock and the high and low closing prices per share of our common stock as reported by NASDAQ.

		Common Stock
Quarter Ended	Dividends Declared per Share
		High	Low
2007:
December 31, 2007	$0.08	$16.00	$14.20
September 30, 2007	0.08	17.20	13.95
June 30, 2007	0.08	15.64	14.11
March 31, 2007	0.08	16.00	14.70

Year	$0.32

2006:
December 31, 2006	$0.08	$16.24	$15.04
September 30, 2006	0.08	16.00	14.01
June 30, 2006	0.08	15.10	13.50
March 31, 2006	0.08	14.98	13.34

Year	$0.32

At March 1, 2008 we had approximately 240 holders of record of our common stock; management estimates that the number of beneficial owners is significantly greater.

The following table summarizes information about the shares of common stock we repurchased during the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be purchased Under The Program
October 1-October 31	—	$—	—	227,278
November 1-November 30	20,000	15.59	20,000	207,278
December 1- December 31	5,000	14.45	5,000	202,278

Total	25,000	$15.36	25,000

The Board of Directors approved a stock repurchase program, announced October 14, 2004, authorizing the repurchase of up to 400,000 shares of our common stock. There is no expiration date on this program.

During 2007 we repurchased a total of 101,395 shares of our common stock under our stock repurchase program at an average price of $15.46 per share. Pursuant to the repurchase plan authorized by the Board of Directors, 202,278 shares of our common stock remain to be purchased under this program as of December 31, 2007.

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

Our ability to pay cash dividends on our common stock largely depends on the amount of cash dividends paid to us by our subsidiary banks. Capital distributions, including dividends by financial institutions such as our subsidiary banks, are subject to restrictions tied to the institutions' earnings and capital. Generally, without prior bank regulatory approval, the subsidiary banks can pay dividends during any calendar year up to the sum of their earnings during that year and the two previous years, less any other distributions during that period. At December 31, 2007, our subsidiaries could have paid additional dividends to Team Financial, Inc. of approximately $5.4 million without prior regulatory approval.

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2007. We have no equity compensation plans that have not been approved by our shareholders.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	335,700	$12.10	396,850

Item 6.    Selected Financial Data

The selected consolidated information presented below should be read in conjunction with our consolidated financial statements and notes presented elsewhere in this report.

	Years ended December 31
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Consolidated statements of operations data:
Interest income	$51,210	$45,139	$36,609	$31,975	$31,579
Interest expense	25,707	21,081	15,243	12,591	13,523
Net interest income	25,503	24,058	21,366	19,384	18,056
Provision for loan losses	706	951	820	1,465	1,790
Non-interest income	7,585	7,212	7,706	8,150	9,808
Non-interest expenses	27,097	25,284	23,230	22,051	21,674
Income taxes	1,148	1,050	944	222	958
Net income from continuing operations, net of tax	4,137	3,985	4,078	3,796	3,442
Net income (loss) from discontinued operations, net of tax	—	—	(108)	(218)	350
Net income	4,137	3,985	3,970	3,578	3,792
Consolidated statements of financial condition data:
Total assets	825,064	756,428	696,529	664,083	649,796
Loans receivable	560,861	486,497	420,181	378,771	348,095
Allowance for loan losses	5,987	5,715	5,424	4,898	4,506
Investment securities available for sale	165,848	170,079	181,740	183,499	212,371
Non-performing assets(1)	7,645	10,179	5,037	3,162	8,377
Deposits	629,386	562,882	507,878	467,950	446,159
Long-term borrowings	118,005	98,069	108,131	106,295	101,184
Subordinated debt	22,681	22,681	16,005	16,005	16,005
Stockholders' equity	$53,051	$50,517	$53,349	$52,854	$52,404
Per common share:
Shares applicable to basic income per share	3,604,443	3,765,118	4,038,097	4,060,587	4,095,903
Shares applicable to diluted income per share	3,658,548	3,859,442	4,094,793	4,094,714	4,131,381
Basic income per share from continuing operations	$1.15	$1.06	$1.01	$0.93	$0.84
Diluted income per share from continuing operations	1.13	1.03	1.00	0.93	0.83
Basic income (loss)per share from discontinued operations	—	—	(0.03)	(0.05)	0.09
Diluted income (loss)per share from discontinued operations	—	—	(0.03)	(0.05)	0.09
Basic income per share	1.15	1.06	0.98	0.88	0.93
Diluted income per share	1.13	1.03	0.97	0.87	0.92
Book value per share	14.84	14.05	13.22	13.10	12.78
Tangible book value per share	11.22	10.43	9.87	8.01	7.81
Dividends paid per common share	$0.32	$0.24	$0.32	$0.32	$0.27
Dividend payout ratio	27.83%	22.64%	32.65%	36.36%	29.03%
Key ratios:
Net interest margin(2)	3.75%	3.80%	3.64%	3.49%	3.30%
Return on average assets	0.53%	0.55%	0.59%	0.55%	0.59%
Return on average stockholders' equity	7.48%	7.98%	7.46%	6.84%	7.28%
Efficiency Ratio	81.89%	80.86%	79.91%	83.56%	79.14%
Core risk based capital ratio	8.81%	9.82%	11.60%	10.70%	11.08%
Total risk based capital ratio	10.35%	10.83%	12.72%	11.81%	12.16%
Leverage ratio	7.43%	7.90%	8.42%	7.43%	7.46%
Non-performing assets to total assets	0.96%	1.35%	0.72%	0.48%	1.29%
Non-performing loans to total loans	1.24%	1.92%	1.09%	0.73%	2.09%
Allowance for loan losses to total loans	1.07%	1.17%	1.29%	1.29%	1.29%
Allowance for loan losses to non-performing loans	85.88%	57.13%	118.38%	177.85%	62.10%

(1)
Includes loans 90 days or more delinquent and still accruing interest, non-accrual loans, restructured loans, and other real estate owned.

(2)
On a tax equivalent basis using a federal tax rate of 34%.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Environment and Risk Factors

Management's discussion and analysis should be read in conjunction with the consolidated financial statements contained within this report, including the notes thereto. Our future operating results may be affected by various trends and factors that are beyond our control. These include the factors set forth in "Risk Factors" and "Forward-Looking Statements." Accordingly, past results and trends may not be reliable indicators of future results or trends. With the exception of historical information, the matters discussed below include forward-looking statements that involve risks and uncertainties. We caution readers that a number of important factors discussed in this report could affect our actual results and cause actual results to differ materially from those in the forward-looking statements.

Overview

We are a financial holding company offering a broad range of community banking and financial services through our locations in Kansas, Missouri, Nebraska and Colorado through our wholly owned banking subsidiaries, TeamBank and Colorado National Bank. Our presence in Kansas consists of nine locations in the Kansas City metropolitan area and three locations in southeast Kansas. We operate two locations in southwestern Missouri, three in metropolitan Omaha, Nebraska, and four in the Colorado Springs, Colorado metropolitan area. Our total assets over the past ten years have grown from $300.0 million at January 1, 1997 to $825.1 million at December 31, 2007.

The growth in assets and the corresponding increase in earnings were achieved primarily through purchases of branches, purchases of community banks, and internal branch expansions. Our branch expansion includes growth at existing branches, primarily through the addition of loan officers at those locations, as well as the opening of new branches. Increased legal lending limits have also contributed to our growth, allowing our loan officers to make larger loans, thereby further contributing to our asset growth. Accompanying the growth were increased operating expenses as well as increases in provisions for loan losses and amortization expense of intangible assets related to acquisitions, and in some instances, issuance of our common stock in conjunction with the acquisitions. Our experience is that it takes 18 to 24 months to realize meaningful net income improvements from acquisitions due to our emphasis on retaining key employees rather than the immediate implementation of significant cost reduction measures.

The following table presents certain financial data for the years ended December 31, 2007 and 2006 (dollars in thousands, except per share data):

	As of and For Years Ended December 31,
	2007	2006
	(Dollars in thousands, except per share data)
Net income	$4,137	$3,985
Basic income per share	$1.15	$1.06
Diluted income per share	$1.13	$1.03
Return on average assets	0.53%	0.55%
Return on average equity	7.48%	7.98%
Dividend payout ratio	27.83%	22.64%
Average equity to average assets	7.11%	6.95%
Efficiency Ratio	81.89%	80.86%

At December 31, 2007 total assets were $825.1 million, an increase of $68.6 million, or 9.1%, from $756.4 million at December 31, 2006. The increase in total assets was primarily due to an increase in loans receivable of $74.4 million. The increase in loans was offset by a decrease in cash and cash equivalents of $7.0 million and a decrease in investment securities of $3.8 million.

Net income totaled $4.1 million for the year ended December 31, 2007 versus $4.0 million for the year ended December 31, 2006. The increase of $152,000, or 3.8%, was primarily the result of an increase in net interest income of $1.4 million, or 6.0%, coupled with a decrease of $245,000 in provision for loan losses and an increase of $373,000 in non-interest income, offset by an increase in non-interest expense of $1.8 million, or 7.2%. The $1.8 million increase in non-interest expense was largely due to lawsuit settlements and related expenses and increased salaries, net of the reduction in the trust preferred securities redemption amortization expense.

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

Allowance for Loan Losses

One of our critical accounting policies relates to the allowance for loan losses and involves significant management valuation judgments. We perform periodic and systematic detailed reviews considering historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, an evaluation of economic conditions, particularly as such conditions relate to our market areas and other areas where we have loans receivable, and other factors related to the collectibility of our loan portfolio. Based upon these factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for probable loan losses based upon a percentage of the outstanding balances and additional allowances for specific loans if their ultimate collectibility is considered doubtful. Since certain lending activities involve greater risks, the percentage applied to specific loan types may vary. The allowance provided is subject to review by our regulators. Management believes that the allowance is adequate for probable loan losses inherent in the loan portfolio. Though management uses available information to provide appropriate allowances for inherent losses on loans, future additions to the allowance may be necessary based on borrowers' circumstances and changes in economic conditions.

Impairment of Goodwill Analysis

The provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), require that goodwill be evaluated for impairment annually or more frequently if conditions indicate impairment may have occurred. The evaluation of possible impairment of intangible assets involves judgment based upon short-term and long-term projections of future performance. The Company has completed its most recent evaluation of goodwill and determined that no impairment exists for the year ended December 31, 2007. There was no impairment of goodwill in 2006.

Deferred Income Taxes

The provisions of Statement of Financial Accounting Standards, No. 109, Accounting for Income Taxes (SFAS 109) and Financial Accounting Standards Board Interpretation No. 48 (FIN 48), establish financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns related to deferred income. Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

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

The following tables set forth the average balances of interest-earning assets and interest-bearing liabilities, as well as the amount of interest income or interest expense and the average rate for each category of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis assuming a 34% tax rate for the periods indicated.

	Year ended December 31, 2007			Year ended December 31, 2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest earning assets:
Loans receivable, net(1)(2)(3)	$509,414	$41,615	8.17%	$458,102	$35,761	7.81%
Investment securities-taxable	152,643	7,973	5.22%	156,319	7,832	5.01%
Investment securities-nontaxable(4)	27,845	1,872	6.72%	28,217	1,794	6.36%
Federal funds sold and interest-bearing deposits	10,240	498	4.86%	9,328	459	4.92%
Other assets	681	49	7.20%	545	49	8.99%

Total interest earning assets	$700,823	$52,007	7.42%	$652,511	$45,895	7.03%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$193,200	$4,300	2.23%	$188,365	$3,582	1.90%
Time deposits	308,814	14,996	4.86%	262,696	11,059	4.21%
Federal funds purchased and securities sold under agreements to repurchase(5)	6,056	206	3.40%	4,496	171	3.80%
Notes payable and Federal Home Loan Bank advances	108,142	4,617	4.27%	110,864	4,681	4.22%
Subordinated debentures	22,681	1,610	7.10%	18,174	1,588	8.74%

Total interest bearing liabilities	638,893	25,729	4.03%	584,595	21,081	3.61%
Net interest income (tax equivalent)		$26,278			$24,814

Interest rate spread			3.39%			3.42%
Net interest earning assets	$61,930			$67,916

Net interest margin(4)			3.75%			3.80%
Ratio of average interest bearing liabilities to average interest earning assets	91.16%			89.59%

(1)
Loans are net of deferred costs, less fees.

(2)
Non-accruing loans are included in the computation of average balances.

(3)
Interest income includes loan fees. These fees for the years ended December 31, 2007 and 2006, were $630,000 and $1,269,000, respectively.

(4)
Yield is adjusted for the tax effect of tax-exempt securities. The tax effects for the years ended December 31, 2007 and 2006 were $798,000 and $756,000, respectively.

(5)
Interest expense on Federal funds purchased and securities sold under agreements to repurchase includes imputed interest on premises under construction. Imputed interest for the years ended December 31, 2007 and 2006 was $67,000 and $0, respectively.

Net interest margin decreased five basis points to 3.75% for the year ended December 31, 2007 from 3.80% for the year ended December 31, 2006. The decrease in net interest margin was largely due to higher average balances of interest-bearing liabilities, coupled with higher average rates paid on interest-bearing liabilities, which were not fully offset by the increases in average balances or average yields on average earning assets. We expect continued pressure on our net interest margin, as some of our loan portfolio reprices with the decrease in the prime rate, while our deposit rates, which are highly correlated to treasury rates, are not expected to decline at the same rate.

Total interest income on a tax equivalent basis for 2007 was $52.0 million, representing an increase of $6.1 million, or 13.3%, from $45.9 million for 2006. The increase was primarily the result of a $6.1 million increase in interest income on loans receivable.

Interest income on loans receivable increased $6.1 million due to a $51.3 million increase in the average balances of loans receivable to $509.4 million in 2007 from $458.1 million in 2006, coupled with a 36 basis point increase in the yield on loans receivable in 2007 compared to 2006. The increase in the yield of loans receivable reflected the increase in the rates applied to loans that re-priced in 2007 as required by the notes' terms and the pricing of newly originated loans at higher rates.

The average yield on taxable investment securities increased 21 basis points from 5.01% in 2006 to 5.22% in 2007. Offsetting the increase in interest income due to higher yields was a decrease in average balances of approximately $3.7 million, resulting in a decrease in interest income on taxable investment securities of approximately $184 thousand. The net increase in interest income as a result of the higher average yield and lower average balance on taxable investment securities was $141 thousand. Cash flow from the reduction of investment securities was redirected to fund loan growth.

Total interest expense was $25.7 million for 2007, a $4.6 million, or a 21.8% increase from $21.1 million in 2006. The increase was primarily related to the increase in average balances and average rates paid on time deposits, which increased to 4.86% in 2007 from 4.21% in 2006, representing a 65 basis point increase. The majority of the increase in average balances and average rates paid on time deposits came from brokered certificates of deposit, which increased $27.4 million during 2007 as a method to fund loan growth. The brokered certificates of deposit carried an average rate of 5.11%, compared to 4.84% on all other time deposits, thereby increasing the total average rates paid on total time deposits. The average rates paid on interest bearing savings and checking deposits increased 33 basis points from 1.90% in 2006 to 2.23% in 2007.

As a result of the changes described above, net interest income on a tax equivalent basis increased to $26.3 million during 2007, representing an increase of $1.5 million, or 6.1%, compared to $24.8 million in 2006.

The average rate paid on our subordinated debentures, which we restructured in September 2006, was 7.10% for 2007 compared to 8.74% for 2006. Pursuant to the provisions of Financial Accounting Standards Board Interpretation No. 46 Revised (FIN 46R), Consolidation of Variable Interest Entities, the Trust is not consolidated in the consolidated financial statements. See Note 11 Subordinated Debentures in the notes to the consolidated financial statements for a full discussion on the trust preferred securities.

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

	Year ended December 31, 2007 Compared To Year ended December 31, 2006			Year ended December 31, 2006 Compared To Year ended December 31, 2005
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)			(In thousands)
Interest income:
Loans receivable, net (1)(2)(3)	$4,005	$1,849	$5,854	$3,780	$4,203	$7,983
Investment securities-taxable	(184)	325	141	(400)	880	480
Investment securities-nontaxable(4)	(24)	101	77	(125)	(49)	(174)
Federal funds sold and interest-bearing deposits	45	(6)	39	(1)	194	193
Other assets	12	(11)	1	6	(2)	4

Total interest income	3,854	2,258	6,112	3,260	5,226	8,486

Interest expense:
Savings deposits and interest bearing checking	93	626	719	77	1,532	1,609
Time deposits	1,942	1,972	3,914	1,077	3,159	4,236
Federal funds purchased and securities sold under agreements to repurchase(5)	59	(24)	35	(22)	57	35
Notes Payable and Federal Home Loan Bank Advances	(115)	51	(64)	(88)	11	(77)
Subordinated debentures	394	(372)	22	210	(175)	35

Total interest expense	2,373	2,253	4,626	1,254	4,584	5,838

Net change in net interest income	$1,481	$5	$1,486	$2,006	$642	$2,648

(1)
Loans are net of deferred costs, less fees.

(2)
Non-accruing loans are included in the computation of average balances.

(3)
Interest income includes loan fees. These fees for the years ended December 31, 2007 and 2006 were $630,000, $1,269,000, respectively.

(4)
Income is adjusted for the tax effect of tax-exempt securities. The tax effects for the years ended December 31, 2007 and 2006 were $798,000 and $756,000, respectively.

(5)
Interest expense on Federal funds purchased and securities sold under agreements to repurchase includes imputed interest on premises under construction. Imputed interest for the years ended December 31, 2007 and 2006 was $67,000 and $0, respectively.

Provision for Loan Losses

The provision for losses on loans represents management's estimate of the amount necessary to be charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our market areas or areas that we have loans receivable, and other factors related to the collectibility of our loan portfolio. It is management's practice to review the allowance on a monthly basis to determine the level of provision to be recognized in the allowance, and after considering the above factors, management recorded a provision for loan losses on loans totaling $0.7 million for the year ended 2007, and $1.0 million for the year ended 2006. The decrease in the provision recorded in 2007 compared to 2006 was primarily a result of improved asset quality in 2007 compared to 2006, as non-performing loans decreased by $2.4 million, therefore not necessitating further amounts of loan loss reserves. The improved asset quality resulted in the decrease of approximately $0.7 million in the provision for loan losses recorded for specific allowances associated with loans that management considers the ultimate collectibility is doubtful, despite the fact that loan balances increased more in 2007 than in 2006.

Non-Interest Income

The following table sets forth non-interest income for the indicated periods.

	Years ended December 31
	2007	2006
	(In thousands)
Service charges	$3,623	$3,658
Trust fees	789	720
Brokerage service revenue	201	230
Gain on sales of mortgage loans	580	584
Loss on sales of investment securities	(4)	(157)
Mortgage servicing fees, net of amortization	181	204
Merchant processing fees	32	35
ATM and debit card fees	652	527
Income from investment in bank owned life insurance	966	884
Other	565	527

Total non-interest income	$7,585	$7,212

Non-interest income was $7.6 million for 2007, a $0.4 million, or 5.6%, increase from 2006. This increase was primarily a result of a decrease of loss on the sale of investment securities of $153,000, as a loss of $157,000 was recorded in 2006 as a result of restructuring certain investments maintained in our portfolio in order to achieve higher yields in the future. Other non-interest income increased, primarily due to $75,000 of income related to credit life insurance. Gain on sales of mortgage loans remained stable at $0.6 million in 2007. We expect gain on sales of mortgage loans to remain relatively stable in the near future as a result of the current interest rate environment, coupled with increased loan originations at our new branches. Service charges decreased approximately $35,000 for the year ended 2007 compared to the year ended 2006 due to decreased overdraft fees and decreased service charges.

Non-Interest Expense

The following table presents non-interest expense for the indicated periods:

	Years ended December 31
	2007	2006
	(In thousands)
Salaries and employee benefits	$12,299	$12,299
Occupancy and equipment	3,356	3,127
Data processing	2,937	2,937
Professional fees	1,569	1,435
Marketing	563	408
Supplies	409	350
Intangible asset amortization	577	579
Trust preferred securities redemption amortization	—	823
Lawsuit settlements and related expenses	958	—
Other	3,567	3,326

Total non-interest expenses	$27,097	$25,284

Non-interest expense was $27.1 million for the year ended 2007, an increase of $1.8 million, or 7.1%, compared to $25.3 million for the year ended 2006. Salaries and employee benefits increased approximately $728,000, or 5.9%, primarily as a result of hiring additional personnel to staff the new branches and increased compensation expense. Stock-based compensation expense decreased $163,000 during 2007 compared to 2006, largely due to a decrease in the estimated fair value of the three-year options, which reprice each quarter due to their discretionary vesting nature. Occupancy and equipment increased approximately $230,000 during 2007 primarily due to the re-evaluation of the useful lives of our fixed assets and to immaterial corrections of prior period depreciation differences, coupled with increased maintenance and utilities expenses. Data processing fees are expected to decrease in 2008, as we have signed a new agreement with our core processor and have renegotiated our processing rates. In 2007, our professional fees included approximately $273,000 of expense related to complying with the internal control provisions of Sarbanes-Oxley. We do not anticipate having these expenses in the future, however, there will be ongoing expense associated with maintaining our compliance with of Sarbanes-Oxley. The largest increase in non-interest expense was the $958,000 charge taken as a result of lawsuit settlements and related charges. See Recent Developments under Item 1Business for more information on these charges. This was largely offset by the reduction in the $823,000 charge taken as a result of the restructuring of the Trust Preferred Securities in 2006. See Note 11 Subordinated Debentures in the notes to the consolidated financial statements for more information on the restructuring of the Trust Preferred Securities and the related charge in 2006. As discussed in Item I Business of this report under Deposit Insurance Premiums, we have a one-time credit to apply towards FDIC deposit insurance premiums under the new pricing structure established and implemented by the FDIC in 2007. We expect to use our remaining credit towards these insurance premiums in the first two quarters of 2008; however, we expect that our credit will be used up by the third quarter of 2008, and therefore, we expect our deposit insurance premiums to increase by approximately $150,000 in 2008 and by another approximately $140,000 in 2009, or $290,000 over 2007 levels. Deposit insurance premiums are determined based on our level of deposits, therefore, as our deposits increase, so will our associated deposit insurance premiums.

Income Tax Expense

We recorded income tax expense of $1,148,000 for 2007 compared to $1,050,000 for 2006, representing an increase of $98,000, or 9.3%. The effective tax rate for 2007 and 2006 was 21.7% and 20.9%, respectively. An increase in taxable income contributed to the higher effective tax rate in 2007 compared to 2006. The effective tax rate was less than the statutory federal rate of 34.0% in 2007 and 2006 primarily due to municipal interest income and non-taxable income from our investment in bank owned life insurance. The increase in the effective tax rate from 2006 to 2007 was largely due to a decrease in the amount of reversals of previously provided tax reserves from closed tax years as the related statutes of limitations expired.

Comprehensive Income

Comprehensive income is the total of net income and other comprehensive income. Our other comprehensive income is composed of the change in equity resulting from an increase or decrease in the market value of our available for sale investment securities, due to the changes in interest rates, net of tax.

Comprehensive income was $4.6 million for the year ended 2007, an increase of $0.1 million from $4.5 million for the year ended 2006. The increase was primarily the result of the $152,000 increase in net income, offset by a $38,000 decrease in other comprehensive income as the change in unrealized losses experienced during 2007 decreased compared to the change in unrealized losses experienced during 2006.

Analysis of Financial Condition

Overview

Total assets were $825.1 million at December 31, 2007, an increase of $68.6 million, or 9.1%, from $756.4 million in total assets as of December 31, 2006. The increase in total assets was primarily due to an increase in loans receivable of $74.4 million, offset by a decrease in cash and cash equivalents of $7.0 million and a decrease in investment securities available for sale of $4.2 million.

Loan Portfolio Composition

The following tables present the composition of our loan portfolio by type of loan at the dates indicated.

	December 31
	2007		2006		2005		2004		2003
	Principal Balance	Percent of Total	Principal Balance	Percent of Total	Principal Balance	Percent of Total	Principal Balance	Percent of Total	Principal Balance	Percent of Total
	(Dollars in thousands)
Loans secured by real estate
One to four family	$77,961	14.1%	$84,078	17.5%	$86,880	20.9%	$87,633	23.4%	$93,711	27.3%
Construction and land development	210,083	37.9	136,835	28.5	80,918	19.5	49,388	13.2	43,748	12.7
Commercial	156,085	28.1	145,747	30.3	136,318	32.9	122,007	32.6	103,568	30.2
Other	32,235	5.8	34,305	7.1	36,738	8.9	17,781	4.8	15,161	4.4

Total	476,364	85.9	400,965	83.4	340,854	82.2	276,809	74.0	256,188	74.6
Commercial and agricultural	68,120	12.3	67,403	14.0	63,080	15.2	82,889	22.2	70,734	20.6
Installment and other	17,127	3.1	18,661	3.9	17,176	4.1	19,863	5.3	21,819	6.4

Gross Loans	561,611	101.2	487,029	101.3	421,110	101.5	379,561	101.5	348,741	101.5
Less unearned fees	(750)	(0.1)	(532)	(0.1)	(929)	(0.2)	(790)	(0.2)	(646)	(0.2)

Total loans receivable	560,861	101.1	486,497	101.2	420,181	101.3	378,771	101.3	348,095	101.3
Less allowance for loan losses	(5,987)	(1.1)	(5,715)	(1.2)	(5,424)	(1.3)	(4,898)	(1.3)	(4,506)	(1.3)

Total net loans receivable	$554,874	100.0%	$480,782	100.0%	$414,757	100.0%	$373,873	100.0%	$343,589	100.0%

Total loans receivable were $560.9 million at December 31, 2007 compared to $486.5 million at December 31, 2006, representing an increase of $74.4 million, or 15.3%. The increase in total loans receivable was primarily due to a $73.2 million increase in construction and land development loans. $18.2 million of the loan growth in 2007 was as a result of purchased participation loans, all of which were classified as construction and land development loans, with the remainder of the total loan growth being generated through our network of branches and lending officers. Slightly offsetting the increase in our construction and land development and commercial real estate loans was a decrease in our one to four family loans and our lease financing receivables of $6.1 million and $2.0 million, respectively. Installment loans have continued to decrease as a percentage of our loan portfolio over the past several years as we have placed more emphasis on growing our small to mid-size business lending.

Loans secured by real estate

Loans secured by real estate represent our largest loan category. At December 31, 2007 these loans totaled $476.4 million, a $75.4 million, or 18.8%, an increase from $401.0 million at December 31, 2006. The increase was generated from a $73.2 million, or 53.5% increase in construction and land development loans and a $10.3 million increase in non-farm, non-residential commercial loans secured by real estate from $145.7 million at December 31, 2006 to $156.1 million at December 31, 2007, an increase of 7.1%. We have experienced steady growth in this area over the last five years, and we anticipate continued growth in this loan portfolio with our continued emphasis on small to mid-size business loans in our metropolitan markets. Other loans secured by real estate, including one to four family, farmland and multifamily loans, decreased a combined $8.2 million during 2007. Our one to four family loan portfolio continued its decline of recent years and decreased $6.1 million, or 7.3%, in 2007. Part of the decline in the one to four family loan portfolio in recent years has been due to the interest rate environment in which customers have been more inclined to lock in the low rates through fixed rate loans. We typically sell fixed rate one to four family loans to the secondary market instead of holding such loans in our one to four family portfolio, resulting in the decline in this portfolio. Included in one to four family loans were loans held for sale of $1.9 million at December 31, 2007 and $2.6 million at December 31, 2006. We occasionally retain the servicing rights on these loans. Capitalized servicing rights are recorded at the time the loan is sold, thereby increasing the gain on sale by such amount. The balance of our mortgage servicing rights was $275,000 at December 31, 2007 compared to $320,000 at December 31, 2006.

Commercial and Agricultural

Commercial and agricultural loans were $68.1 million at December 31, 2007, an increase of $0.7 million, or 1.0%, from $67.4 million at December 31, 2006. Commercial loans include loans to service, retail, wholesale, and light manufacturing businesses. Agricultural loans include loans to farmers for production and other agricultural needs.

Commercial loans were $59.8 million at December 31, 2007, compared to $60.2 million at December 31, 2006, a decrease of $0.4 million, or 0.7%. At December 31, 2007, agricultural loans were $8.4 million compared to $7.2 million at December 31, 2006, an increase of $1.2 million, or 15.3%.

Installment and Other

Installment and other loans include automobile and other personal loans, leases and loans to state and political subdivisions. The majority of these loans are installment loans with fixed interest rates. Installment and other loans were $17.1 million at December 31, 2007, a decrease of $1.6 million, or 8.6% from $18.7 million at December 31, 2006. Installment and other loans have been decreasing as a percentage of total loans over the past several years as we have placed less emphasis in this area and more emphasis on our small to mid-size business loans in our markets.

Loan Maturities

The following tables present, at December 31, 2007 and 2006, loans by maturity in each major category of our portfolio based on contractual schedules. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments. Loan renewals are re-evaluated using substantially the same credit procedures that are used when loans are made.

	December 31, 2007
		Over One Year Through Five Years
				Over Five Years
	One Year or Less
		Fixed Rate	Variable	Fixed Rate	Variable	Total
	(In thousands)
Loans secured by real estate:
One to four family	$11,414	$10,843	$2,178	$10,615	$42,911	$77,961
Construction and land development	160,203	26,224	20,265	850	2,541	210,083
Commercial	27,222	36,524	30,607	6,189	55,543	156,085
Other	11,664	2,686	979	2,257	14,649	32,235

Total	210,503	76,277	54,029	19,911	115,644	476,364
Commercial and agricultural	42,967	10,000	5,639	5,601	3,913	68,120
Installment and other	4,832	7,718	8	2,727	1,842	17,127

Gross loans	258,302	93,995	59,676	28,239	121,399	561,611
Less unearned fees	119	85	276	89	181	750

Total loans receivable	$258,183	$93,910	$59,400	$28,150	$121,218	$560,861

	December 31, 2006
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

Non-performing assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans consist of loans 90 days or more delinquent and still accruing interest, non-accrual loans, and restructured loans. Loans are generally placed on non-accrual status when principal or interest is 90 days or more past due, or when, in the opinion of management, a reasonable doubt exists as to the collectibility of interest, regardless of the delinquency status of a loan. When a loan is placed on non-accrual status, the accrual of interest income is typically discontinued and any interest accrued to date is reversed through a charge to interest income, unless the loans are well-secured and in the process of collection. While a loan is on non-accrual status, it is our policy that interest income is recognized only after payment in full of the past due principal. However, in some instances, we will recognize interest on a cash basis for loans that are on non-accrual when there is no doubt, in the opinion of management, that the interest and principal will be collected in full based on the collateral values and management's analysis of the collectibility of the loan.

The following table presents information concerning the non-performing assets at the dates indicated.

	December 31
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual loans	$6,069	$7,918	$2,343	$1,281	$5,481
Loans 90 days past due and still accruing	233	434	1,184	420	641
Restructured loans	669	1,010	1,055	1,053	1,138

Non-performing loans	6,971	9,362	4,582	2,754	7,260

Other real estate owned	934	817	455	408	1,117

Total non-performing assets	$7,905	$10,179	$5,037	$3,162	$8,377

Non-performing loans as a percentage of total loans	1.24%	1.91%	1.09%	0.73%	2.09%
Non-performing assets as a percentage of total assets	0.96%	1.34%	0.72%	0.48%	1.29%

Total non-performing assets were $7.9 million at December 31, 2007 compared to $10.2 million at December 31, 2006, representing a decrease of $2.3 million, or 22.5%. The decrease in non-performing assets was due to a decrease in non-performing loans of $2.4 million, slightly offset by an increase in other real estate owned of $117,000.

Non-performing loans decreased $2.4 million, or 25.5%, to $7.0 million at December 31, 2007 from $9.4 million at December 31, 2006. The decrease in non-performing loans was primarily the result of a decrease in non-accrual loans of $1.9 million. This decrease was primarily due to a group of loans in our Missouri market from a diversified commercial customer totaling $4.9 million that were on non-accrual status as of December 31, 2006. As of December 31, 2007, all loans with this customer were in good standing and continue to be through March 25, 2008, the date of this report. Also contributing to the decrease in non-accrual loans were several other payoffs or significant reductions in loans that were on non-accrual as of December 31, 2006. At December 31, 2007 our largest single loan relationship on non-accrual was for approximately $1.1 million, including $857,000 for a construction loan, secured by real estate, in our Colorado market.

Also included in the $6.1 million of non-accrual loans at December 31, 2007 were several smaller loan relationships, the largest of which was approximately $520,000 for a commercial loan. Non-accrual loans had approximately $503,000 specific allocations included in the allowance for loan losses at December 31, 2007. We do not anticipate losses on these credits in excess of the specific allocations. Restructured loans at December 31, 2007 consisted of eight relationships. The largest relationship included three agricultural loans for approximately $506,000 which were restructured through Farm Service Agency and are therefore 75% guaranteed.

In addition to the non-accrual loans mentioned above, the Company also has identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. These loans are primarily classified as substandard or doubtful for regulatory purposes under the Company's internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. Such loans totaled $20.2 million at December 31, 2007.

Other real estate owned was $934,000 at December 31, 2007 compared to $817,000 at December 31, 2006. Other real estate owned consisted of seven properties, consisting of five commercial buildings and two single family dwellings at December 31, 2007. The properties are all located within our market areas. Management is working to sell the real estate as soon as practicable. During the year ended December 31, 2007, five properties held in other real estate owned were sold at a total net gain of approximately $31,000.

Non-performing assets as a percent of total assets were 0.96% at December 31, 2007, compared to 1.35% at December 31, 2006. Despite this decrease, management believes our loan portfolio may be adversely affected in future periods as a result of the current weakening economic conditions in our market areas. The construction and land development portfolio is particularly susceptible and has recently shown additional weakness due to declining residential demand and the corresponding downward pressure on land and home prices as well as decreased real estate collateral values. Thus, increased provisions for loan losses may be incurred in future periods and net charge-offs may increase as a result of the current conditions, although the magnitude of any increase in non-performing loans is not determinable at this time. Non-performing assets will generally increase in times of economic uncertainty or stress, and management believes the level of non-performing assets may increase if economic weaknesses in the Company's lending areas, particularly relating to real estate loans, are experienced in 2008.

Impaired loans

We consider a loan to be impaired when it is deemed probable by management that we will be unable to collect all contractual principal and interest payments in accordance with the terms of the original loan agreement. When determining whether a loan is impaired, management also considers the loan documentation, the current ratio of the loan's balance to collateral value, and the borrower's present financial position. Included as impaired loans are all loans contractually delinquent 90 days or more, all loans upon which accrual of interest has been suspended and all restructured loans.

At December 31, 2007, we had impaired loans totaling $6.6 million, which have related specific reserves of $648,000. This compares to $9.9 million of impaired loans, which had related specific reserves of $465,000 at December 31, 2006. The decrease in impaired loans was the result of the decrease in non-accrual loans described above. The average recorded investment in impaired loans was $5.1 million during 2007 and $6.2 million during 2006. Interest income recognized on impaired loans during the period the loans were considered to be impaired for 2007 and 2006 approximated $294,000 and $605,000, respectively. There were $6.1 million and $7.9 million of loans on non-accrual status as of December 31, 2007 and 2006, respectively. The interest income not recognized on these loans was $298,000 and $455,000 at December 31, 2007 and 2006, respectively. Impaired loans will generally increase in times of economic uncertainty or stress. Management believes the level of impaired loans could increase if economic weaknesses are experienced in our market area or in areas that we have participations during 2008.

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

We actively manage our past due and non-performing loans in an effort to minimize credit losses and monitor asset quality to maintain an adequate loan loss allowance. Although management believes our allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses current information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to non-performing or performing loans. Accordingly, there can be no assurance that our allowance for loan losses will be adequate to cover loan losses or that significant increases to the allowance will not be required in the future if economic conditions should worsen. Material additions to the allowance for loan losses would result in a decrease of our net income and capital and could result in an inability to pay dividends, among other adverse consequences.

The following table sets forth information regarding changes in the allowance for loan losses for the periods indicated.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Average total loans	$509,415	$458,123	$403,234	$365,587	$341,782
Total loans at end of year	560,861	486,497	420,181	378,771	348,095
Allowance at beginning of year	5,715	5,424	4,898	4,506	4,611
Loans charged off:
Real estate:
One to four family	(60)	(117)	(87)	(307)	(229)
Construction	—	(20)	—	(200)	—
Other	(7)	(59)	—	(218)	(2)
Commercial	(291)	(441)	(293)	(267)	(1,296)
Lease financing receivables	—	—	—	(16)	(32)
Installment and other	(342)	(234)	(331)	(298)	(688)

Total charge-offs	(700)	(871)	(711)	(1,306)	(2,247)
Recoveries:
Real estate:
One to four family	13	16	39	16	49
Construction	—	—	5	3	7
Other	5	5	7	—	80
Commercial	144	76	175	38	35
Lease financing receivables	—	—	1	6	—
Installment and other	104	114	190	170	181

Total recoveries	266	211	417	233	352

Net charge-offs	(434)	(660)	(294)	(1,073)	(1,895)
Provision for loan losses	706	951	820	1,465	1,790

Allowance at end of year	$5,987	$5,715	$5,424	$4,898	$4,506

Ratio of net charge-offs to average total loans	0.09%	0.14%	0.07%	0.29%	0.55%
Allowance to total loans at end of year	1.07%	1.17%	1.29%	1.29%	1.29%
Allowance to non-performing loans	85.9%	57.1%	118.4%	177.9%	62.10%

The increase in the allowance as a percent of non-performing loans was due to higher specific reserves allocated through the allowance to the current year's non-performing loans than on the non-performing loans as of December 31, 2006. Net charge-offs were $434,000 for 2007 compared to $660,000 for 2006. In 2007, net charge-offs consisted of several small loans, the largest of which was for $134,000 related to a commercial loan. Net charge-offs for 2006 consisted of several credits. The largest charge-off during 2006 was approximately $174,000 for a commercial loan.

Lending personnel are responsible for continuous monitoring of the loan portfolio. Additionally we have a separate loan review process, which reviews the loan portfolio on a quarterly basis to determine compliance with loan policy, including the appropriateness of risk ratings assigned to individual loans, as well as the adequacy of the allowance for loan losses. The allowance for loan losses is based primarily on management's estimates of probable loan losses from the foregoing processes and historical experience. Management also provides additional allowance for loan losses based on current economic factors.

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

	December 31,
	2007		2006		2005		2004		2003
	Amount of Gross Allowance	Loans in Category as a Percentage of Total Loans	Amount of Gross Allowance	Loans in Category as a Percentage of Total Loans	Amount of Gross Allowance	Loans in Category as a Percentage of Total Loans	Amount of Gross Allowance	Loans in Category as a Percentage of Total Loans	Amount of Gross Allowance	Loans in Category as a Percentage of Total Loans
	(Dollars in thousands)
Loans secured by real estate:
One to four family	$408	13.8%	$345	17.3%	$417	20.7%	$423	23.1%	$397	27.0%
Construction and land development	743	37.5%	1,214	28.1%	705	19.3	402	13.0	635	13.0
Commercial and other	1,928	33.7%	624	37.1%	1,035	41.1	1,137	36.9	944	34.0
Commercial and agricultural	1,941	12.2%	2,619	13.9%	2,588	15.0	2,331	21.9	1,638	20.0
Lease financing receivables	5	0.2%	18	0.6%	6	0.3	9	0.4	8	—
Installment and other	837	2.7%	593	3.0%	582	3.6	393	4.7	602	6.0
Unallocated	125	—	302	—	91	—	203	—	282	—

	$5,987	100.0%	$5,715	100.0%	$5,424	100.0%	$4,898	100.0%	$4,506	100.0%

The provision for loan losses takes into account many factors such as our historical experience with loan losses and an evaluation of the risks in the loan portfolio at any given time, including changes in economic, operating, and other conditions of borrowers, the economies in our areas of operations and to a lesser extent, the national economy. The Company relies on various economic trend reports for the Kansas City metropolitan market and the Colorado Springs metropolitan market. The allowance for loan losses allocated to construction and land development increased approximately $181,000 at December 31, 2007 compared to December 31, 2006 due to an increase in the allocation of the allowance associated with historical trends and economic conditions for our markets. The allowance for loan losses allocated to commercial and other loans secured by real estate increased $652,000 due to increases in the allowance based on historical trends for our markets compared to the prior year. The allowance for loan losses allocated to commercial and agricultural loans decreased approximately $678,000 due to a decrease in specific allowance allocations of $977,000, offset by an increase in historic and economic reserves allocated to commercial and agriculture loans at December 31, 2007 compared to December 31, 2006. In 2007, management increased the allowance associated with current economic conditions by a total of $251,000 in response to the weakened economic conditions in our markets, as well as generally volatile conditions in the broader economy.

Investments

We invest a portion of our available funds in short-term and long-term instruments, including federal funds sold and investment securities. Our investment portfolio is designed to provide liquidity for cash flow requirements, assist in managing interest rate risk and provide collateral for certain public deposits and other borrowing arrangements. At December 31, 2007 and 2006, the investment portfolio was comprised principally of mortgage-backed securities, obligations of U.S. government agencies and obligations of states and political subdivisions. Total investment securities at December 31, 2007 of $175.3 million represented a decrease of $3.8 million from total investment securities of $179.1 million at December 31, 2006. The decrease was primarily a result of a decrease in mortgage backed securities of $4.8 million, the proceeds of which were used to fund the loan portfolio growth.

We initiated a long-term balance sheet management strategy starting in the fourth quarter of 2001 to increase the asset sensitivity of our balance sheet with the expectation of benefiting from an anticipated increase in interest rates and to borrow long-term during the period of historically low interest rates.

Under this strategy we borrowed $87.0 million in Federal Home Loan Bank advances and purchased short-term investment securities and funded loans. The Federal Home Loan Bank borrowings, which carry an average rate of 4.20%, upon origination consisted of $69.0 million in 10-year fixed rate advances convertible to floating rate advances if LIBOR increases to a range of 6.0% to 7.50% within the 10 years, $10.0 million in 5-year fixed rate advances convertible to floating rate advances if LIBOR increases to 7.50% within the 5 years, $5.0 million in 10-year floating rate advances and $3.0 million in 3-year fixed rate advances. As of December 31, 2007, we had outstanding balances of $84 million on these Federal Home Loan Bank borrowings.

A decreasing interest rate environment may cause an unfavorable impact on net interest income and net interest margin and an increasing interest rate environment may increase net interest income and net interest margin over the remaining borrowing period. We have performed an analysis on our investment portfolio and do not believe that we have risk associated with the current sub-prime market conditions.

The following table presents our investment portfolio at December 31, 2007 and 2006. "Other" investments is comprised of Federal Home Loan Bank of Topeka common stock, Federal Reserve Bank common stock and certain equity securities, all of which carry no stated maturity.

	2007	2006
	(In thousands)
Investment securities available for sale (at fair value):
Government-sponsored entities	$51,225	$53,913
Obligations of state and political subdivisions	32,687	27,967
Mortgage-backed securities	78,002	82,850
Other	3,773	5,185

Total investment securities available for sale	165,687	169,915
Equity securities
Marketable	161	164
Non-marketable	9,493	9,061

Total investment securities	$175,341	$179,140

The following tables set forth a summary of the contractual maturities in the investment portfolio at December 31, 2007 and December 31, 2006.

	December 31, 2007
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Government-sponsored entities	$7,497	3.74%	$8,820	3.86%	$26,327	5.19%	$8,581	5.25%	$51,225	4.76%
Obligations of states and political subdivisions	399	4.41	8,086	4.35	10,937	3.96	13,265	5.17	32,687	4.55
Other	—		—		448	6.02	3,325	5.15	3,773	5.25

	$7,896		$16,906		$37,712		$25,171		$87,685

Mortgage-backed securities									78,002	5.15
Equity securities(1)									9,654

Total investment securities									175,341

	December 31, 2006
	One year or less		Over one year through five years		Over five years through ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Government-sponsored entities	$1,691	4.58%	$14,725	3.69%	$25,742	5.06%	$11,755	5.07%	$53,913	4.67%
Obligations of states and political subdivisions	1,169	3.99	6,764	4.48	11,807	4.11	8,227	4.30	27,967	4.25
Other	—		—		—		5,185	4.71	5,185	4.71

	$2,860		$21,489		$37,549		$25,167		$87,065

Mortgage-backed securities									82,850	5.07
Equity securities(1)									9,225

Total investment securities									179,140

(1)
Equity securities consist principally of Federal Home Loan Bank of Topeka common stock and Federal Reserve Bank stock, which have no stated maturity

Deposits

Deposits are the major source of our funds for lending and other investments. Deposits are attracted principally from within our primary market areas through the offering of a broad variety of deposit instruments for individual and corporate customers. At December 31, 2007, total deposits were $629.4 million, a $66.5 million, or 11.8% increase from $562.9 million at December 31, 2006. The increase was a result of an increase in certificates of deposits of $65.5 million, primarily due to branch promotional campaigns and an increase of $27.4 million in brokered certificates of deposit in order to meet our funding requirements. Average balances for checking, savings and money market deposits were $265.2 million for 2007 compared to $266.6 million for the same accounts in 2006.

The following table sets forth the average balances and weighted average rates for categories of deposits for the periods indicated.

	For the years ended December 31,
	2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Non-interest-bearing demand	$72,013	—	$78,266	—
Interest-bearing demand	174,932	2.35%	157,862	2.12%
Savings	27,267	0.72%	30,503	0.75%
Time	308,814	4.86%	262,296	4.21%

Total	$583,026		$528,927

The following table summarizes at December 31, 2007 and December 31, 2006, our certificates of deposit of $100,000 or more by time remaining until maturity.

	December 31,
	2007	2006
	(In thousands)
Remaining maturity:
Less than three months	$46,915	$34,053
Three to six months	46,730	25,836
Six months to one year	36,311	30,398
One year and over	30,630	10,534

Total	$160,586	$100,821

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

At December 31, 2007, FHLB borrowings aggregated $108.0 million, compared to $108.1 million at December 31, 2006. As discussed in the investment section above, approximately $84.0 million of the FHLB borrowings are part of a long-term balance sheet strategy to increase the sensitivity of our balance sheet by borrowing long-term funds at historically low interest rates and purchasing short-term investments securities and fund loans. At December 31, 2007, the aggregate available and unused borrowing capacity of our subsidiary banks was approximately $9.4 million, which was available through a line of credit and term advances. FHLB borrowings are collateralized by FHLB common stock, investment securities and certain qualifying mortgage loans of our subsidiary banks.

TeamBank and Colorado National Bank are member banks of the Federal Reserve Bank and may use the Federal Reserve Bank discount window to meet short-term funding needs. Neither of our subsidiary banks utilized short-term Federal Reserve Bank borrowings during 2007 or 2006.

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

On September 18, 2006, we redeemed all of the debentures and the Trust redeemed its trust preferred securities, at a redemption price equal to 100% of the principal amount of the Trust, or $15.5 million, plus interest accrued and unpaid through September 17, 2006. As a result of the redemption, we incurred a pretax charge, recorded as "trust preferred securities redemption amortization" to earnings of approximately $823,000 on the redemption date of the debentures. This charge was the unamortized portion of the offering cost that was being amortized over the original 30-year life of the debentures.

To fund the redemption, on September 14, 2006 we replaced the prior existing debentures and the former trust with Team Financial Capital Trust II, a pooled trust preferred security of $22.0 million at a variable rate of 1.65% above the 90-day LIBOR. The new trust preferred securities have a 30-year term maturing on October 7, 2035 and a call option 5 years after the issuance date. The new trust preferred securities did not have a placement or annual trustee fee associated with it. In 2007, interest expense was reduced by approximately $417,000 on the original $16.0 million of trust preferred securities based on the reduction in interest rates. Total interest expense on the trust preferred securities increased in 2007 over prior years due to the additional $6.7 million of trust preferred securities.

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

We have various contractual obligations in the normal course of business that are integral to our operations. We have commitments to extend credit to our customers of approximately $121.9 million at December 31, 2007. Additionally, the contractual amount of standby letters of credit at December 31, 2007 was approximately $6.4 million. These commitments involve credit risk in excess of the amount stated in the consolidated balance sheet. Exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments.

Standby letters of credit are a conditional, but irrevocable form of guarantee issued to guarantee payment to a third party obligee upon default of payment by our customer. Standby letters of credit are initially issued for a period of one year, but can be extended depending on the customers' needs. As of December 31, 2007, the maximum remaining term for any standby letter of credit was October, 2010. Since the credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers, Team Financial, Inc. uses the same credit policies in evaluating the creditworthiness of the customers and determining the required collateral. Commitments for standby letters of credit do not necessarily represent future cash requirements.

We have a data processing contract that contains minimum obligations. Under the terms of this contract as of December 31, 2007, we are committed to pay minimum payments of $2.9 million over the remaining term of the contract. Additional payments may be required based on volume of transactions processed or conversion fees.

Capital Resources

We actively monitor compliance with bank and financial holding company regulatory capital requirements, focusing primarily on risk-based guidelines. Under the risk-based capital method of capital measurement, the ratio computed is dependent upon the amount and composition of assets recorded on the balance sheet, and the amount and composition of off-balance sheet items, such as commitments to extend credit, in addition to the level of capital. Included in the risk-based capital method are two measures of capital adequacy, core capital and total capital, which consist of core and secondary capital. Historically, we have increased core capital through retention of earnings or capital infusions. The primary source of funds available to us is dividends by our subsidiary banks. Each subsidiary bank's ability to pay dividends is subject to regulatory requirements. Core capital, also known as Tier 1 capital, generally includes common shareholders' equity, perpetual preferred stock and minority interests in consolidated subsidiaries, less goodwill and intangible assets. No more than 25% of core capital elements may consist of cumulative preferred stock. The trust preferred securities, issued by our subsidiary, Team Financial Capital Trust II, to purchase Team Financial, Inc. subordinated debentures, is included in Tier I capital of Team Financial, Inc. for regulatory purposes. Total risk based capital, also known as Tier 2 capital, generally includes the allowance for loan losses limited to 1.25% of weighted risk assets, certain forms of perpetual preferred stock, as well as hybrid capital instruments.

The following tables present capital ratios as of the indicated dates.

	Risk Based Capital Ratios
	At December 31,
	2007		2006
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Core capital	$58,244	8.81%	$55,393	9.82%
Core capital minimum requirement(1)	26,437	4.00%	22,563	4.00%

Excess	$31,807	4.81%	$32,830	5.82%

Total risk based capital	$68,433	10.35%	$61,108	10.83%
Total risk based capital requirement (1)	52,875	8.00%	45,126	8.00%

Excess	$15,558	2.35%	$15,982	2.83%

Total risk adjusted assets	$660,936		$564,072

	Leverage Ratios
	At December 31,
	2007		2006
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Core capital	$58,244	7.43%	$55,393	7.90%
Core capital minimum requirement(2)	31,369	4.00%	28,040	4.00%

Excess	$26,875	3.43%	$27,353	3.90%

Average total assets for leverage capital purposes	$784,224		$701,005

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The interpretation is effective for fiscal years beginning after December 15, 2006, and the Company began applying the guidance in January, 2007. The adoption of FIN 48 did not have a material effect on our consolidated financial statements. See note 14 to the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements", which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to quantify misstatements using both a balance sheet perspective (iron curtain approach) and income statement perspective (rollover approach) and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Prior year misstatements must be considered in quantifying misstatements in current year consolidated financial statements and if the effect of those misstatements is material to the current year, the prior year consolidated financial statements must be corrected even though such revision previously was and continues to be immaterial to the periods in which they originated.

During the fourth quarter of 2006, the Company adopted SAB 108, and in accordance with its provisions, the Company recorded a $631,000 cumulative increase, net of tax of $215,000, to retained earnings as of January 1, 2006. The net impact of the adoption of SAB 108 was material to the Company and resulted in an increase in book value per share $0.03 as of this date. The prior year misstatements were associated with certain loan origination costs which had not been deferred over the life of the loans as an adjustment to yield as is required by SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS 91), an over-accrual of the Company's self insurance fund and certain data processing expenses that had been amortized over a shorter duration than their useful life. This resulted in the Company recording a $293,000 cumulative increase to deferral loan costs, net of tax of $100,000, a $247,000 cumulative decrease to other liabilities for the self-insurance fund, net of tax of $84,000, and a $91,000 increase to other assets for data processing, net of tax of $31,000.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial position, operations or cash flows.

In September 2006, the FASB ratified the consensus reached by the FASB's Emerging Issues Task Force (EITF) relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This EITF requires employers accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion—1967. Entities should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. This EITF is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial position, operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Statement No. 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial position, operations or cash flows.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Team Financial, Inc.:

We have audited the accompanying consolidated statements of financial condition of Team Financial, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Team Financial, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of quantifying errors and its method of accounting for share-based compensation in 2006.

/s/ KPMG LLP

Kansas City, Missouri

March 26, 2008

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands)

Assets	December 31, 2007	December 31, 2006
Cash and due from banks	$20,258	$14,529
Federal funds sold and interest bearing bank deposits	9,926	22,621

Cash and cash equivalents	30,184	37,150

Investment securities:
Available for sale, at fair value (amortized cost of $166,369 and $171,301 at December 31, 2007 and December 31, 2006, respectively)	165,848	170,079
Non-marketable equity securities (amortized cost of $9,493 and $9,061 at December 31, 2007 and December 31, 2006, respectively)	9,493	9,061

Total investment securities	175,341	179,140

Loans receivable, net of unearned fees	560,861	486,497
Allowance for loan losses	(5,987)	(5,715)

Net loans receivable	554,874	480,782

Accrued interest receivable	5,599	5,558
Premises and equipment, net	22,083	17,628
Assets acquired through foreclosure	934	817
Goodwill	10,700	10,700
Intangible assets, net of accumulated amortization	2,523	2,659
Bank-owned life insurance policies	20,739	19,926
Other assets	2,087	2,068

Total assets	$825,064	$756,428

Liabilities and Stockholders' Equity
Deposits:
Checking deposits	$187,356	$194,979
Savings deposits	25,848	28,536
Money market deposits	68,472	57,123
Certificates of deposit	347,710	282,244

Total deposits	629,386	562,882

Federal funds purchased and securities sold under agreements to repurchase	2,969	6,215
Federal Home Loan Bank advances	108,005	108,069
Notes payable	2,195	200
Subordinated debentures	22,681	22,681
Accrued expenses and other liabilities	6,777	5,864

Total liabilities	772,013	705,911

Stockholders' Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 4,502,791 and 4,501,516 shares issued; 3,575,064 and 3,594,784 shares outstanding at December 31, 2007 and December 31, 2006, respectively	27,916	27,901
Capital surplus	308	680
Retained earnings	37,149	34,449
Treasury stock, 927,727 and 906,732 shares of common stock at cost at December 31, 2007, and December 31, 2006, respectively	(11,978)	(11,707)
Accumulated other comprehensive loss	(344)	(806)

Total stockholders' equity	53,051	50,517

Total liabilities and stockholders' equity	$825,064	$756,428

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2007	2006
Interest Income:
Interest and fees on loans	$41,455	$35,761
Taxable investment securities	7,973	7,832
Nontaxable investment securities	1,235	1,038
Other	547	508

Total interest income	51,210	45,139

Interest Expense:
Deposits:
Checking deposits	1,817	1,845
Savings deposits	196	229
Money market deposits	2,288	1,508
Certificates of deposit	14,973	11,059
Federal funds purchased and securities sold under agreements to repurchase	206	171
FHLB advances payable	4,595	4,540
Notes payable and other borrowings	22	141
Subordinated debentures	1,610	1,588

Total interest expense	25,707	21,081

Net interest income before provision for loan losses	25,503	24,058
Provision for loan losses	706	951

Net interest income after provision for loan losses	24,797	23,107

Non-Interest Income:
Service charges	3,623	3,658
Trust fees	789	720
Gain on sales of mortgage loans	580	584
Loss on sales of investment securities	(4)	(157)
Bank-owned life insurance income	966	884
Other	1,631	1,523

Total non-interest income	7,585	7,212

Non-Interest Expenses:
Salaries and employee benefits	13,027	12,299
Occupancy and equipment	3,356	3,127
Data processing	3,071	2,937
Professional fees	1,569	1,435
Marketing	563	408
Supplies	409	350
Intangible asset amortization	577	579
Trust Preferred Securities redemption amortization	—	823
Lawsuit settlements and related expenses	958	—
Other	3,567	3,326

Total non-interest expenses	27,097	25,284

Income before income taxes	5,285	5,035
Income tax expense	1,148	1,050

Net income	$4,137	$3,985

Basic income per share	$1.15	$1.06

Diluted income per share	$1.13	$1.03

Shares applicable to basic income per share	3,604,443	3,765,118
Shares applicable to diluted income per share	3,658,548	3,859,442

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2007	2006
Net income	$4,137	$3,985

Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale net of tax of $238 and $204 for the years ended December 31, 2007 and December 31, 2006, respectively	459	396
Reclassification adjustment for gains included in net income net of tax of $1 and $53 for the years ended December 31, 2007 and December 31, 2006, respectively	3	104

Other comprehensive income, net	462	500

Comprehensive income	$4,599	$4,485

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

Years ended December 31, 2007 and 2006

(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders' equity
December 31, 2005	$27,880	$417	$30,941	$(4,583)	$(1,306)	$53,349
Cumulative effect adjustment as a result of the implementation of SEC Staff Accounting Bulletin No. 108 net of tax of $215; see note 1 to the consolidated financial statements	—	—	416	—	—	416
Treasury stock purchased (448,657 shares)	—	—	—	(7,259)	—	(7,259)
Common stock issued in connection with employee benefit plans (2,046 shares)	21	—	—	—	—	21
Exercise of stock options (8,400 shares)	—	(47)	—	135	—	88
Recognition of stock-based compensation	—	310	—	—	—	310
Net income	—	—	3,985	—	—	3,985
Dividends ($0.24 per share)	—	—	(893)	—	—	(893)
Other comprehensive income, net of $258 in taxes	—	—	—	—	500	500

December 31, 2006	$27,901	$680	$34,449	$(11,707)	$(806)	$50,517
Treasury stock purchased (101,395 shares)	—	—	—	(1,568)		(1,568)
Common stock issued in connection with employee benefit plans (1,275 shares)	15		—	—	—	15
Exercise of stock options (80,400 shares)	—	(519)	—	1,297	—	778
Recognition of stock-based compensation	—	147	—	—	—	147
Net income	—	—	4,137	—	—	4,137
Dividends ($0.40 per share)	—	—	(1,437)	—	—	(1,437)
Other comprehensive income net of $239 in taxes	—	—	—	—	462	462

December 31, 2007	$27,916	$308	$37,149	$(11,978)	$(344)	$53,051

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2007 and 2006

(in thousands)

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$4,137	$3,985
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	706	951
Depreciation and amortization	2,187	2,188
Impairment of assets	28	91
Deferred Income Taxes	(893)	(493)
Stock-based compensation expense	147	310
Change in bank owned life insurance	(813)	(753)
Net loss on sales of investment securities	4	157
Stock dividends	(432)	(392)
Net gain on sales of mortgage loans	(580)	(584)
Net loss on sales of assets	57	51
Proceeds from sale of mortgage loans	42,098	39,975
Origination of mortgage loans for sale	(40,824)	(40,365)
Net increase in other assets	(398)	(67)
Net increase in accrued expenses and other liabilities	1,281	2,527

Net cash provided by operating activities	6,705	7,581

Cash flows from investing activities:
Net increase in loans	(76,058)	(66,477)
Proceeds from sale of investment securities available-for-sale	1,670	11,818
Proceeds from maturities and principal reductions of investment securities	20,357	25,741
Purchases of investment securities	(17,301)	(25,649)
Purchase of premises and equipment, net	(5,979)	(2,795)
Proceeds from sales of assets	377	343

Net cash used in investing activities	(76,934)	(57,019)

Cash flows from financing activities:
Net increase in deposits	66,504	55,004
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(3,246)	2,179
Payments on Federal Home Loan Bank advances	(169,457)	(81,134)
Proceeds from Federal Home Loan Bank advances	169,393	78,072
Payments on notes payable	(8,643)	(12,064)
Proceeds from notes payable	10,637	12,062
Proceeds from company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely subordinated debentures, net	—	6,475
Common stock issued	15	21
Purchase of treasury stock	(1,568)	(7,259)
Issuance of treasury stock	778	88
Dividends paid on common stock	(1,151)	(1,216)

Net cash provided by financing activities	63,262	52,228

Net change in cash and cash equivalents	(6,966)	2,790
Cash and cash equivalents at beginning of the period	37,150	34,360

Cash and cash equivalents at end of the period	$30,184	$37,150

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25,411	$19,694
Income taxes (net of refunds)	1,647	1,189

Noncash activities related to operations
Assets acquired through foreclosure	$482	$806
Loans to facilitate the sale of real estate acquired through foreclosure	19	227

See accompanying notes to the consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(1)   Summary of Significant Accounting Policies

The following accounting policies, together with those disclosed elsewhere in the audited consolidated financial statements, represent the significant accounting policies used in presenting the accompanying consolidated financial statements.

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

Loans

Loans are stated at unpaid principal balances, reduced by unearned fees. Interest on loans is accrued and credited to income as it is earned using the simple interest method on daily balances of the principal amount outstanding. However, interest is generally not accrued on loans over 90 days contractually delinquent. Accrued interest income is reversed when a loan is placed on non-accrual status. While a loan is on non-accrual status, interest income is generally recognized only after payment in full of the past due principal. However, in some instances, interest is recognized on a cash basis for loans that are on non-accrual when there is no doubt, in the opinion of management, that the interest and principal will be

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

collected in full based on the collateral values and management's analysis of the collectibility of the loan. Prior to 2006, fees received on loans in excess of amounts representing the estimated cost of origination were deferred and credited to income using the interest method. Beginning in 2006, loan and commitment fees on loans, net of costs, are deferred and recognized in income over the term of the loan or commitment as an adjustment of yield. See discussion below regarding Staff Accounting Bulletin No. 108 under Recent Accounting Developments.

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

Management believes that the allowance for loan losses as of December 31, 2007 is adequate for probable loan losses inherent in the loan portfolio. However, additions to or recaptures from the allowances may be

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

necessary based upon changes in economic conditions, borrower financial status, the regulatory environment, real estate values, and loan portfolio size and composition. As such, periodic provisions for estimated loan losses may vary.

Real Estate Owned

Real estate acquired through foreclosure is initially recorded at the lower of cost or fair value, as determined by an appraisal, less estimated cost to sell. If fair value less cost to sell is less than amortized cost, a charge against the allowance for loan losses is recorded at property acquisition. Declines in property value subsequent to acquisition are charged to operations.

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

December 31, 2007 and 2006

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

Stock Based Compensation

The Company's stock-based employee compensation plan is described in Note 13, Stock-Based Compensation. The Company accounts for stock based compensation under Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, ("SFAS No. 123(R)"). This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share based payments with employees except for equity instruments held by employee share ownership plans.

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

	Years ended
	2007	2006
Basic weighted average common shares outstanding	3,604,443	3,765,118
Stock options	54,105	94,324

Diluted weighted average common shares outstanding	3,658,548	3,859,442

Recent Accounting Developments

In June 2006, the FASB issued Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The interpretation is effective for fiscal years beginning after December 15, 2006, and the Company began applying the

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

guidance in January, 2007. The adoption of FIN 48 did not have a material effect on our consolidated financial statements. See note 14 to the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements", which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to quantify misstatements using both a balance sheet perspective (iron curtain approach) and income statement perspective (rollover approach) and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Prior year misstatements must be considered in quantifying misstatements in current year consolidated financial statements and if the effect of those misstatements is material to the current year, the prior year consolidated financial statements must be corrected even though such revision previously was and continues to be immaterial to the periods in which they originated.

During the fourth quarter of 2006, the Company adopted SAB 108, and in accordance with its provisions, the Company recorded a $631,000 cumulative increase, net of tax of $215,000, to retained earnings as of January 1, 2006. The net impact of the adoption of SAB 108 was material to the Company and resulted in an increase in book value per share $0.03 as of this date. The prior year misstatements were associated with certain loan origination costs which had not been deferred over the life of the loans as an adjustment to yield as is required by SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS 91), an over-accrual of the Company's self insurance fund and certain data processing expenses that had been amortized over a shorter duration than their useful life. This resulted in the Company recording a $293,000 cumulative increase to deferral loan costs, net of tax of $100,000, a $247,000 cumulative decrease to other liabilities for the self-insurance fund, net of tax of $84,000, and a $91,000 increase to other assets for data processing, net of tax of $31,000.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial position, operations or cash flows.

In September 2006, the FASB ratified the consensus reached by the FASB's Emerging Issues Task Force (EITF) relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This EITF requires employers accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion—1967. Entities should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. This EITF is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial position, operations or cash flows.

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Statement No. 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial position, operations or cash flows.

(2)   Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of investment securities are presented below:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value
	(In thousands)
Debt securities:
Government-sponsored entities	$50,842	$414	$(31)	$51,225
Mortgage-backed securities	78,672	486	(1,156)	78,002
Nontaxable municipal securities	28,151	301	(133)	28,319
Taxable municipal securities	4,435	28	(95)	4,368
Other debt securities	4,139	—	(366)	3,773

Total debt securities	166,239	1,229	(1,781)	165,687
Equity securities	9,623	42	(11)	9,654

Total investment securities	$175,862	$1,271	$(1,792)	$175,341

Equity securities held at cost as of December 31, 2007 consist primarily of $8.0 million of Federal Home Loan Bank of Topeka stock and $1.5 million of Federal Reserve Bank stock. The Company is required to

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

hold these securities as a member of the Federal Reserve system and the Federal Home Loan Bank of Topeka; these equity securities are restricted in that they can only be sold back at par or stated value.

	December 31, 2006
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

Gross realized gains and losses on sale of investment securities available for sale are summarized as follows:

	Year ended December 31
	2007	2006
	(In thousands)
Gain on sales of investment securities	$1	$13
Loss on sales of investment securities	(5)	(170)

Net gain (loss) on sales of investment securities	$(4)	$(157)

Proceeds from the sale of investment securities	$1,670	$11,818

Information on temporarily impaired securities at December 31, 2007 and 2006, segregated by those investments that have been in continuous unrealized loss position for less than 12 months and those

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

investments that have been in continuous unrealized loss position for 12 months or longer, is summarized as follows:

	December 31, 2007
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Description of securities
Debt securities:
Government-sponsored entities	$—	$—	$11,484	$(31)	$11,484	$(31)
Mortgage-backed securities	4,885	(15)	37,834	(1,141)	42,719	(1,156)
Nontaxable municipal securities	3,312	(34)	8,030	(99)	11,342	(133)
Taxable municipal securities	3,690	(95)	—	—	3,690	(95)
Other debt securities	2,033	(106)	1,740	(260)	3,773	(366)

Total debt securities	13,920	(250)	59,088	(1,531)	73,008	(1,781)
Equity securities	41	(10)	8	(1)	49	(11)

Total temporarily impaired securities	$13,961	$(260)	$59,096	$(1,532)	$73,057	$(1,792)

	December 31, 2006
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Description of securities
Debt securities:
Government-sponsored entities	$3,990	$(10)	$39,572	$(639)	$43,562	$(649)
Mortgage-backed securities	4,921	(33)	52,545	(1,145)	57,466	(1,178)
Nontaxable municipal securities	4,588	(21)	6,579	(146)	11,167	(167)
Total debt securities	—	—	1,953	(47)	1,953	(47)

	13,499	(64)	100,649	(1,977)	114,148	(2,041)
Equity securities
Total temporarily impaired securities	4	—	6	(1)	10	(1)

	$13,503	$(64)	$100,655	$(1,978)	$114,158	$(2,042)

The tables above represent 172 and 214 individual investment securities at December 31, 2007 and December 31, 2006, respectively, where the current fair value is less than the related amortized cost. The unrealized losses on these temporarily impaired securities are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and changes in the level of prepayments for mortgage-backed securities. These unrealized losses are considered temporary based on our ability and intent to hold until values recover.

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

Contractual maturities of investment securities are set forth in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	December 31, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Available-for-sale:
Due less than one year	$7,915	$7,896	$2,876	$2,860
Due after one through five years	16,816	16,905	21,659	21,489
Due after five through ten years	37,414	37,711	37,718	37,549
Due after ten years	25,421	25,173	25,266	25,167
Equity Securities	130	161	98	164
Mortgage-backed securities	78,673	78,002	83,684	82,850

	$166,369	$165,848	$171,301	$170,079
Non-marketable equity securities	9,493	9,493	9,061	9,061

Total investment securities	175,862	175,341	180,362	179,140

At December 31, 2007, securities with amortized cost of approximately $150.7 million and fair value of approximately $150.5 million were pledged as collateral to creditors, collateral for repurchase agreements, collateral for public funds on deposits and for other purposes as required by law. At December 31, 2006 securities with amortized cost of approximately $155.0 million and fair value of approximately $153.8 million and were pledged for the same purposes.

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

(3)   Loans

Major classifications of loans at December 31, 2007 and 2006 are as follows:

	2007		2006
	Total	Percent of Total Loans	Total	Percent of Total Loans
	(Dollars in thousands)		(Dollars in thousands)
Loans receivable:
Loans secured by real estate:
One to four family	$77,961	13.9%	$84,078	17.3%
Construction and land development	210,083	37.4	136,835	28.1
Nonfarm, nonresidential	156,085	27.7	145,747	30.0
Farmland	28,380	5.1	29,196	6.0
Multifamily	3,855	0.7	5,109	1.1
Commercial and industrial	59,770	10.7	60,177	12.4
Agricultural	8,350	1.5	7,226	1.4
Installment loans	10,506	1.9	10,344	2.1
Obligations of state and political subdivision	5,628	1.0	5,286	1.1
Lease financing receivables	993	0.2	3,031	0.6

Gross loans	561,611	100.1	487,029	100.1
Less unearned fees, net	750	0.1	532	0.1

Total loans receivable	$560,861	100.0%	$486,497	100.0%

Included in one-to-four family real estate loans are mortgage loans held for sale of approximately $1.9 million and $2.6 million at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, respectively, purchased participations totaled $50.1 million and $31.9 million and are included in the above loan totals. Additionally, at December 31, 2007 and 2006, respectively, sold participations totaled $91.4 million and $86.1 million.

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

A summary of non-performing assets is as follows:

	December 31,
	2007	2006
	(In thousands)
Non-performing assets:
Non-accrual loans:
Real estate loans	$3,807	$6,801
Commercial, industrial, and agricultural	2,195	721
Installment loans	67	396

Total non-accrual loans	6,069	7,918

Loans past due 90 days or more still accruing:
Real estate loans	—	271
Commercial, industrial, and agricultural	190	140
Installment loans	43	23

Total past due 90 days or more still accruing	233	434

Restructured loans	669	1,010

Total non-performing loans	6,971	9,362
Assets acquired through foreclosure	934	817

Total non-performing assets	$7,905	$10,179

Information regarding impaired loans is summarized as follows:

	2007	2006
	(in thousands)
Impaired loans for which a related allowance has been provided	$5,471	$7,755
Impaired loans for which a related allowance has not been provided	1,439	2,180

Total Impaired Loans	6,910	9,935

Allowance related to impaired loans	$648	$465

Impaired loans include loans on non-accrual status and loans that have been restructured from their original terms. Average investment in impaired loans was $5.1 million and $6.2 million during the years ended December 31, 2007 and 2006 respectively. Interest recognized on these loans during their period of impairment was approximately $294,000 and $605,000 during the years ended December 31, 2007 and December 31, 2006. The Company had $6.1 million and $7.9 million of loans on non-accrual status as of December 31, 2007 and 2006, respectively. The interest income not recognized on these loans was $298,000 and $455,000 at December 31, 2007 and 2006, respectively.

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

Activity related to loans made to our directors and executive officers during 2007 is presented below. Such loans were made in the ordinary course of business on normal credit terms, including interest rate and collateralization (in thousands):

Loans to executive officers and directors at January 1, 2007	$2,916
Additions	1,534
Amounts collected	(1,175)

Balance at December 31, 2007	$3,275

Our primary market areas in Kansas are Miami County, Allen County, Franklin County, Labette County, Johnson County and surrounding counties. The primary market areas in Nebraska are Washington County, and Sarpy County. The primary market area in Colorado is El Paso County along the front range of the Colorado Rocky Mountains and in Missouri the primary market areas are Vernon County and Barton County. The majority of the loans made by our subsidiary banks are within these primary market areas, however some loan participations are to borrowers outside of these market areas.

(4)   Mortgage Banking Activities

We service first mortgage loans for secondary investors. Escrow balances are held on deposit for first mortgage loans serviced in our subsidiary banks. The aggregate first mortgage loans serviced and escrow balances held are as follows:

	December 31,
	2007	2006
	(In thousands)
Mortgage loans serviced	$67,919	$76,868
Escrow deposits	411	493

Included in gain on sales of mortgage loans are capitalized mortgage servicing rights. A summary of the net mortgage servicing rights, which are included in intangible assets for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
	(In thousands)
Balance January 1	$319	$403
Mortgage servicing rights capitalized during the year	34	16
Amortization	(79)	(100)
Valuation adjustment	—	—

Balance December 31	$274	$319

Service fees earned, included in other income, were approximately $181,000 and $204,000 for the years ended December 31, 2007 and 2006, respectively.

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

(5)   Allowance for Loan Losses

A summary of the allowances for loan losses for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
	(In thousands)
Balance, beginning of year	$5,715	$5,424
Provision for loan losses	706	951
Charge-offs	(700)	(871)
Recoveries	266	211

Balance, end of year	$5,987	$5,715

(6)   Premises and Equipment, Net

Major classifications of bank premises and equipment at December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006
	(In thousands)
Land	$6,103	$4,666
Bank premises	18,128	13,612
Furniture, fixtures, and equipment	8,133	9,061
Construction in process	409	1,694

	32,773	29,033
Less accumulated depreciation	10,690	11,405

	$22,083	$17,628

Depreciation expense aggregating $1,427,000 and $1,258,000 for the years ended December 31, 2007 and 2006, respectively, is included in occupancy and equipment expense in the accompanying consolidated statements of operations.

Space in certain facilities is rented under operating leases extending to 2013. Rent expense related to the leases was approximately $146,000 during 2007 and $110,000 during 2006. Following is a summary of future minimum lease payments for years following December 31, 2007:

Minimum Lease Payments
(In thousands)
2008	$183
2009	105
2010	95
2011	95
2012	95
Thereafter	95

$668

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

(7)   Goodwill and Intangible Assets

The following table presents the original cost and accumulated amortization of intangible assets.

	December 31,
	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)		(In thousands)
Core deposit intangible	$6,400	$4,500	$6,400	$4,060
Noncompete agreements	407	58	—	—
Mortgage servicing rights	2,499	2,225	2,465	2,146

Total intangible assets	$9,306	$6,783	$8,865	$6,206

Expected amortization expense is as follows:

	Estimated amortization expense
	Core Deposit Intangible	Noncompete Agreements	Mortgage Servicing Rights	Total
	(In thousands)
Year ending December 31,
2008	$420	$116	$54	$590
2009	383	116	54	553
2010	383	116	54	553
2011	383	—	54	437
2012	298	—	54	352
Thereafter	33	—	4	37

Goodwill was $10.7 million at December 31, 2007 and December 31, 2006. Goodwill is annually tested for impairment as of October 31. As a result of the current economic and market conditions, an additional test was performed as of December 31, 2007. The tests resulted in no impairment of goodwill for the years ended December 31, 2007 or 2006.

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

(8)   Deposit Accounts

Deposits are summarized as follows:

	December 31,
	2007	2006
	(In thousands)
Demand:
Noninterest bearing	$74,720	$75,914

Interest bearing:
NOW	112,636	119,065
Money market	68,472	57,123

Total interest bearing	181,108	176,188

Total demand	255,828	252,102
Savings	25,848	28,536
Time	347,710	282,244

Total deposits	$629,386	$562,882

Time deposits of $100,000 and over	$156,582	$100,821

Principal maturities of time deposits at December 31, 2007 are as follows:

Amount
(In thousands)
Year:
2008	$276,328
2009	62,222
2010	5,522
2011	1,974
2012	1,659
Thereafter	5

$347,710

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(9) Federal Funds Purchased & Securities Sold under Agreements to Repurchase

Our obligation to repurchase securities sold at December 31, 2007 and 2006 aggregated approximately $2,969,000 and $6,215,000, respectively. Information concerning federal funds purchased and securities sold under agreements to repurchase is as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Average monthly balance during the year	$2,778	$4,496
Average interest rate during the year	4.51%	3.80%
Maximum month-end balance during the year	$19,610	$9,404

At December 31, 2007 and 2006, the securities sold under agreements to repurchase were secured by investment securities.

(10) Advances from the Federal Home Loan Bank, Notes Payable and Treasury Tax & Loan

Following is a summary of the advances from the Federal Home Loan Bank, treasury tax and loan and other borrowings at December 31:

	2007	2006
	(In thousands)
Federal Home Loan Bank borrowings at interest rates ranging from 3.66% to 6.96%; maturities ranging from 2009 to 2019; secured by real estate loans, investments securities, and Federal Home Loan Bank stock	$108,005	$108,069
Notes Payable	2,000	—
Treasury Tax and Loan	195	200

	$110,200	$108,269

The Company has a $6 million line of credit, interest floating at 2.00% over one month LIBOR, secured by common stock of subsidiary banks. As of December 31, 2007 the Company had an outstanding balance of $2 million on this line of credit. As of December 31, 2006, the Company did not have an outstanding balance on this line of credit. Interest of .1875% is payable on the unused line of credit amount.

Our subsidiary banks maintain lines of credit with the Federal Home Loan Bank of Topeka approximating $172.7 million. As of December 31, 2007, our subsidiary banks had approximately $108.0 million outstanding on the lines of credit and $55.3 million available of outstanding letters of credit, leaving available borrowings of approximately $9.4 million.

The Federal Home Loan Bank borrowings at December 31, 2007 consisted of $1,005,302 in fixed rate advances with interest ranging from 5.14%-6.96%, maturing in 2012 through 2019, $22,000,000 in variable rate advances with interest ranging from 3.86% to 5.87%, maturing in 2010 through 2015, $75,000,000 in fixed rate advances convertible to floating rate if LIBOR increases to a range of 6.0% to 7.50%, interest ranging from 3.66% to 4.21%, maturing in 2009 through 2012, and $10,000,000 in fixed rate convertible advances subject to the option to exercise on a quarterly basis.

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

Principal maturities on advances from the Federal Home Loan Bank, notes payable and treasury tax & loan payable at December 31, 2007 were as follows:

Amount
(In thousands)
Year:
2008	$2,195
2009	5,000
2010	22,000
2011	40,000
2012	30,344
Thereafter	10,661

$110,200

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

On September 18, 2006, we redeemed all of the debentures and the Trust redeemed its trust preferred securities, at a redemption price equal to 100% of the principal amount of the Trust, or $15.5 million, plus interest accrued and unpaid through September 17, 2006. As a result of the redemption, we incurred a pretax charge, recorded as "trust preferred securities redemption amortization" to earnings of approximately $823,000 on the redemption date of the debentures. This charge was the unamortized portion of the offering cost that was being amortized over the original 30-year life of the debentures.

To fund the redemption, on September 14, 2006 we replaced the prior existing debentures and the former trust with Team Financial Capital Trust II, a pooled trust preferred security of $22.0 million at a variable rate of 1.65% above the 90-day LIBOR. The new trust preferred securities have a 30-year term maturing on October 7, 2036 and a call option 5 years after the issuance date. The new trust preferred securities did not have a placement or annual trustee fee associated with it. In 2007, we saved approximately $417,000 on the original $16.0 million of trust preferred securities based on the reduction in interest rates. Total interest expense on the trust preferred securities increased in 2007 over prior years due to the additional $6.7 million of trust preferred securities.

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

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

(12) Employee Benefit Plans

Eligible employees participate in our employee stock ownership plan (ESOP). ESOP contributions charged to salaries and benefits expense were approximately $400,000 in 2007 and $355,000 in 2006. The 2007 and 2006 contributions consisted of cash only.

Employees have the opportunity to purchase our common stock through the Emplopyee's Stock Purchase Plan (ESPP) pursuant to Section 423 of the Internal Revenue Code. The price per share of the common stock under the ESPP is 85% of the fair market value of the stock at the commencement of each offering period. The Company issued 1,275 shares in January 2007 in exchange for cash of $15,134, and 2,046 shares in January 2006 in exchange for cash of $21,197.

Under various performance incentive programs, employees may be granted awards for their performance based on certain financial and growth targets. Bonus awards for the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer are at the discretion of the Compensation Committee of the Board of Directors, and bonus awards for all other employees are at the discretion of executive management. Bonus awards may consist of cash, common stock, or a combination thereof. The Company recorded approximately $353,000 and $575,000 to salaries and employee benefits expense as a result of the various bonus programs in 2007 and 2006, respectively.

Employees meeting certain conditions are eligible to participate in the Team Financial, Inc. 401(k) Savings Plan immediately upon their employment date. Upon meeting certain conditions, the Company matches 50% of the first 6% of deferred compensation that employees contribute to the Plan. Team Financial, Inc.'s contributions vest ratably over five years. We recorded $192,000 and $172,000 to salaries and employee benefits expense as a result of this program in 2007 and 2006, respectively.

We have a nonqualified salary continuation plan for certain executive officers and specified other officers whereby the participant will receive monthly benefits for ten years commencing with the month after retirement or termination due to disability. The annual benefits for the participants accrue based upon a stated percentage ranging from 25% to 65% of the average of the highest of the participant's salary for any three years in the five to ten year period immediately preceding termination of employment on or after the normal retirement date. In the event of death of certain participants, the plan provides a continuing benefit to the spouse based on a vesting schedule defined by a percentage of the participant's age. The subsidiary banks charged $360,400 and $327,300 to salary and employee benefits expense for 2007 and 2006, respectively, as a result of this program. In connection with the plan, we have recorded a liability of $1,803,200 and $1,466,400 at December 31, 2007 and 2006, respectively.

We have a nonqualified deferred compensation plan for executive officers and certain other bank officers whereby the officer may defer a stated percentage of salary ranging from 2% to 10% of compensation. The deferral amounts are matched by the Company based on a stated percentage ranging from 15% to 25%. We accrue interest on the deferred amounts based on a modified return on equity calculation, which includes the return on equity of our subsidiary bank, TeamBank, net of core deposit intangible asset amortization. We charged $87,000 during 2007 and $55,000 during 2006, to salary and employee benefits expense as a result of this program. A liability of $657,000 and $510,000 was recorded at December 31, 2007 and 2006, respectively, associated with this plan.

(13) Stock-Based Compensation

The Company's 1999 Stock Incentive Plan and the 2007 Stock Incentive Plan provide for the following stock and stock-based awards: restricted stock, stock options, stock appreciation rights and performance

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

shares. All employees, directors and consultants are eligible to participate in the plans. Pursuant to the plans, a total of 870,000 shares of Team Financial, Inc. common stock are currently reserved for issuance under the stock option components of the plans and as of December 31, 2007, up to 396,850 shares of our common stock were available to be issued under the plans.

The Company generally grants stock options with either a one-year cliff vesting schedule and a ten year expiration from the date of grant, or with a three-year potential vesting schedule and a ten year expiration from the date of grant, with vesting at the discretion of the Compensation Committee of the Board of Directors, which administers the plan.

Beginning in 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, ("SFAS No. 123(R)"). This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair value based measurement method in accounting for share based payments with employees except for equity instruments held by employee share ownership plans. During the twelve months ended December 31, 2007 and 2006, the Company recognized share-based compensation expense of approximately $147,000 and $310,000, respectively.

Stock compensation expense for options granted during the years ended December 31, 2007 and December 31, 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2007		2006
	One-year options	Three-year options	One-year options	Three-year options
Expected life in years	5	8	5	8
Expected volatility	16.34%	17.14%	16.08%	18.35%
Risk-free interest rate	2.79%	3.45%	4.59%	4.70%
Annual rate of quarterly dividends	1.68%	2.09%	2.19%	1.58%

The following table summarizes option activity for the year ended December 31, 2007:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life in years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	367,700	$11.06
Granted	61,000	15.61
Exercised	(80,400)	9.68
Expired or forfeited	(12,600)	14.06

Outstanding at December 31, 2007	335,700	12.17	6.2	$2.95

Exercisable at December 31, 2007	279,700	$11.46	5.7	3.52

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

The following table summarizes option activity for the year ended December 31, 2006:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life in years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	303,850	$10.07
Granted	76,500	15.04
Exercised	(8,400)	10.54
Expired or forfeited	(4,250)	12.89

Outstanding at December 31, 2006	367,700	11.06	6.3	$4.94

Exercisable at December 31, 2006	295,100	$10.13	5.6	5.87

A summary of the Company's nonvested options as of December 31, 2007 and December 31, 2006 and changes during those years are presented below:

	2007		2006
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Nonvested at January 1	72,600	$2.83	54,600	$3.25
Granted	61,000	3.59	76,500	2.97
Vested	(65,000)	2.89	(56,500)	2.59
Expired or forfeited	(12,600)	2.96	(4,250)	2.23

Nonvested at December 31	56,000	2.72	72,600	2.83

On December 31, 2007 there was approximately $80,000 of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Company expects to recognize over a weighted-average period of 1.2 years. Due to the discretionary nature of the three-year options, these options are repriced each quarter, resulting in the difference between the weighted average grant date fair value and the currently estimated unrecognized compensation cost.

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

The following table presents option activity for the years ended December 31, 2007 and 2006:

	Number	Weighted Average Exercise Price
Options outstanding at December 31, 2005	303,850	$10.07
Options awarded	76,500	15.04
Options exercised	(8,400)	10.54
Options forfeited	(4,250)	12.89

Options outstanding at December 31, 2006	367,700	11.06

Options awarded	61,000	15.61
Options exercised	(80,400)	9.68
Options forfeited	(12,600)	14.06

Options outstanding at December 31, 2007	335,700	12.17

Options vested at December 31, 2007	279,700	$11.46

The following table summarizes information about the plan's stock options at December 31, 2007:

Options Outstanding				Options Vested
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$6.50 - 6.75	35,850	3.00	$6.63	35,850	$6.63
8.25 - 8.50	23,650	4.00	8.32	23,650	8.32
8.75 - 9.00	42,500	2.00	8.94	42,500	8.94
10.00 - 10.25	28,200	5.00	10.10	28,200	10.10
12.00 - 12.25	27,750	7.00	12.19	27,750	12.19
12.25 - 12.50	25,250	6.00	12.41	25,250	12.41
14.25 - 14.50	54,500	8.00	14.30	45,500	14.30
15.01 - 15.25	10,000	8.50	15.01	10,000	15.01
15.75 - 16.00	88,000	9.10	15.97	41,000	15.97

$6.50 - 16.00	335,700	6.20	$12.20	279,700	$11.50

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(14) Income Taxes

The provisions of Statement of Financial Accounting Standards, No. 109, Accounting for Income Taxes (SFAS 109), establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements for tax returns related to deferred income. Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

We recorded income tax expense of $1,148,000 for 2007 compared to $1,050,000 for 2006, representing an increase of $98,000. The effective tax rate for 2007 and 2006 was 21.71% and 20.90%, respectively. An increase in taxable income contributed to the higher effective tax rate in 2007 compared to 2006. The effective tax rate was less than the statutory federal rate of 34% in 2007 and 2006 primarily due to municipal interest income and non-taxable income from our investment in bank owned life insurance.

Total income tax expense (benefit) for 2007 and 2006 was as follows:

	2007	2006
	(In thousands)
Income from operations	$1,148	$1,050
Other comprehensive income	238	258

Total	$1,386	$1,308

Income tax expense (benefit) attributable to income for 2007 and 2006 consists of the following:

	2007	2006
	(In thousands)
Current
Federal	$1,766	$1,299
State	275	244
Deferred
Federal	(821)	(438)
State	(72)	(55)

Total	$1,148	$1,050

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

Following is a reconciliation between income tax expense attributable to income and the amount computed by multiplying earnings before income taxes by the statutory federal income tax rate of 34%:

	2007	2006
	(In thousands)
Expected federal income tax expense	$1,797	$1,712
Tax exempt interest income, net	(451)	(445)
State income taxes, net of federal tax benefit	117	61
Cash value increase of bank owned life insurance, net of premiums paid	(284)	(256)
Income tax benefit on dividends paid to ESOP	(93)	(98)
Stock-based compensation expense	40	105
Reduction of estimated income tax accrual	—	(73)
Other	22	44

Income tax expense attributable to income from operations	$1,148	$1,050

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities of continuing operations at December 31, 2007 and 2006 are presented below:

	2007	2006
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$2,070	$1,978
Net unrealized loss on securities available for sale	177	415
State net operating losses	1,094	924
Deferred compensation	853	722
Self insurance accrual	38	28
Capital loss carry forward	216	124
Other	62	6
State taxes, net	390	104

Total gross deferred tax assets	4,900	4,301
Less valuation allowance	(1,094)	(924)

Net total deferred tax assets	3,806	3,377

Deferred liabilities:
Deferred loan costs	(83)	135
Mortgage servicing rights	93	109
Premises and equipment	694	800
Core deposit intangible asset	13	32
FHLB stock	647	500
Other	13	28

Deferred tax liabilities	1,377	1,604
Net deferred tax asset	$2,429	$1,773

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

At December 31, 2007 and 2006, the Company recorded a valuation allowance to reduce all state net operating loss carry forwards which expire at various times through 2027. Management believes it is more likely than not that these items will not be realized.

In 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 as of the beginning of our 2007 fiscal year. The adoption of FIN 48 did not result in a cumulative effect adjustment for the Company.

As of December 31, 2007, the total gross amount of reserves for income taxes, reported in other liabilities, was $708,028. Of that amount, $467,299, if recognized, would affect our effective tax rate. Any prospective adjustments to our reserves for income taxes will be recorded as an increase or decrease to our provision for income taxes and would impact our effective tax rate.

The unrecognized tax benefit reconciliation from beginning balance to ending balance is as follows:

(in thousands)
Balance at December 31, 2006	$654,000
FIN 48 adoption adjustment to retained earnings	—
Reclassification of deductible state tax and interest benefits to other balance sheet accounts	(111,253)

Adjusted Balance at December 31, 2006	$542,747
Change attributable to tax positions taken during a prior period	—
Change attributable to tax positions taken during the current period	286,637
Decrease attributable to settlements with tax authorities	—
Decrease attributable to lapse of statute of limitations	(121,356)

Unrecognized tax benefit at end of year December 31, 2007	$708,028

The Company's continuing practice is to recognize interest and penalties relating to unrecognized tax benefits in the income tax provision, which therefore has an impact on the effective tax rate. As of December 31, 2007, the Company had $229,515 ($211,056 after-tax) accrued for the payment of interest and penalties.

The Company's federal and state income tax returns for the years 2004 through 2007 remain subject to review by the various tax authorities.

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(15) Fair Value of Financial Instruments

Fair value of financial instruments at December 31, 2007 and 2006, including methods and assumptions utilized, are set forth below:

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$30,000	$30,000	$37,000	$37,000
Accrued interest receivable	6,000	6,000	6,000	6,000
Investment securities	175,000	175,000	179,000	179,000
Loans, net of unearned discounts and allowance for loan losses	555,000	554,000	481,000	478,000
Bank owned life insurance policies	21,000	21,000	19,926	19,926
Demand deposits	75,000	75,000	76,000	76,000
Money market and NOW deposits	181,000	181,000	176,000	176,000
Savings deposits	26,000	26,000	29,000	29,000
Time deposits	348,000	349,000	282,000	282,000

Total deposits	$630,000	$631,000	$563,000	$563,000

Accrued interest payable	$3,000	$3,000	$3,000	$3,000
Notes payable and FHLB advances	110,000	111,000	108,000	105,000
Subordinated debentures	23,000	23,000	23,000	23,000

Methods and assumptions

Cash and cash equivalents have a short-term nature and the fair value is equal to the carrying value.

Accrued interest receivable has a short-term nature and the fair value is equal to the carrying value.

The fair value of investment securities is based on quoted market prices or bid quotations received from securities dealers.

The fair value of our loan portfolio is based on the segregation of loans by maturity using a weighted average pool rate. In estimating the fair value of loans, the carrying amount is reduced by the allowance for loan losses. The fair value is calculated by discounting scheduled cash flow through the estimated maturity using estimated market discount rates based upon our current offering rates with similar maturities that reflect the interest rate risk inherent in the loans.

The fair value of bank owned life insurance policies is based on quoted net policy values from the insurance carrier and is equal to the carrying value.

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW accounts, and money market accounts, is equal to the amount payable on demand. The fair value of interest bearing time deposits is based on the discounted value of contractual cash flows of such deposits. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Accrued interest payable has a short-term nature and the fair value is equal to the carrying value.

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

The fair value of fixed rate notes payable and Federal Home Loan Bank Advances is based on the discounted value of contractual maturities. The discount rate is estimated using the spread adjusted London Inter-Bank Offering Rate (LIBOR). The carrying value of all floating rate notes payable and Federal Home Loan Bank Advances approximates fair value, as all these notes are based upon floating market rates, which approximate market rates.

The fair value of our obligated mandatory redeemable preferred securities of subsidiary trust holding solely subordinated debentures is estimated based on our incremental borrowing rates for similar types of borrowing arrangements.

Limitations

Fair values are determined at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

(16) Capital Adequacy

Our banks are subject to the regulatory capital adequacy requirements of the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, as applicable. The Federal Reserve Board uses a combination of risk-based guidelines and leverage ratios to evaluate regulatory capital adequacy. Failure to meet the regulatory capital guidelines may result in the initiation by the Federal Reserve Board of appropriate supervisory or enforcement actions, including but not limited to delaying or denying pending or future applications to acquire additional financial or bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below for Team Financial, Inc. and our subsidiary banks) of total risk-based and Tier 1 capital (as defined in the applicable regulations) to risk-weighted

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2007 and 2006, that the banks and Team Financial, Inc. exceeded the regulatory definition of "well-capitalized".

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2007:
Team Financial, Inc.:
Risk-based capital (to risk weighted assets)	$68,433	10.35%	$52,875	8.00%
Tier 1 capital (to risk weighted assets)	58,244	8.81%	26,437	4.00%
Tier 1 capital (to average assets)	58,244	7.43%	31,840	4.00%
TeamBank, N.A.:
Risk-based capital (to risk weighted assets)	$59,300	10.56%	$44,903	8.00%	$56,129	10.00%
Tier 1 capital (to risk weighted assets)	54,251	9.67%	22,452	4.00%	33,677	6.00%
Tier 1 capital (to average assets)	54,251	8.27%	26,247	4.00%	32,809	5.00%
Colorado National Bank:
Risk-based capital (to risk weighted assets)	$10,129	10.27%	$7,891	8.00%	$9,864	10.00%
Tier 1 capital (to risk weighted assets)	9,191	9.32%	3,946	4.00%	5,918	6.00%
Tier 1 capital (to average assets)	9,191	7.24%	5,080	4.00%	6,351	5.00%

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2006:
Team Financial, Inc.:
Risk-based capital (to risk weighted assets)	$61,108	10.83%	$45,126	8.00%
Tier 1 capital (to risk weighted assets)	55,393	9.82%	22,563	4.00%
Tier 1 capital (to average assets)	55,393	7.90%	28,040	4.00%
TeamBank, N.A.:
Risk-based capital (to risk weighted assets)	$54,710	11.48%	$38,134	8.00%	$47,668	10.00%
Tier 1 capital (to risk weighted assets)	49,803	10.45%	19,067	4.00%	28,601	6.00%
Tier 1 capital (to average assets)	49,803	8.39%	23,730	4.00%	29,662	5.00%
Colorado National Bank:
Risk-based capital (to risk weighted assets)	$9,712	11.25%	$6,902	8.00%	$8,628	10.00%
Tier 1 capital (to risk weighted assets)	8,904	10.32%	3,451	4.00%	5,177	6.00%
Tier 1 capital (to average assets)	8,904	8.02%	4,443	4.00%	5,553	5.00%

(17) Commitments, Contingencies and Off-Balance Sheet Risks

Team Financial, Inc. has commitments to extend credit to our customers of approximately $121.9 million at December 31, 2007. Additionally, the contractual amount of standby letters of credit at December 31, 2007 was approximately $6.4 million. These commitments involve credit risk in excess of the amount stated in

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

the consolidated balance sheet. Exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments.

Standby letters of credit are a conditional, but irrevocable form of guarantee issued to guarantee payment to a third party obligee upon default of payment by our customer. Standby letters of credit are initially issued for a period of one year, but can be extended depending on the customers' needs. As of December 31, 2007, the maximum remaining term for any standby letter of credit was October, 2010. Since the credit risk involved in issuing standby letters of credit is the same as that involved in extending loans to customers, Team Financial, Inc. uses the same credit policies in evaluating the creditworthiness of the customers and determining the required collateral.

We have a data processing contract that contains minimum obligations. Under the terms of this contract as of December 31, 2007, we are committed to pay minimum payments of $2.9 million over the remaining term of the contract. Additional payments may be required based on volume of transactions processed or conversion fees.

The Company does not believe that any pending litigation to which we are a party will have a material adverse effect on our liquidity, financial condition, or results of operations.

(18) Parent Company Condensed Financial Statements

Team Financial, Inc.
Condensed Statements of Financial Condition
(In thousands)

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$1,722	$2,456
Investment in subsidiaries	75,677	70,896
Other	1,356	1,061

Total assets	$78,755	$74,413

Liabilities and Stockholders' Equity
Subordinated Debt	$22,681	$22,681
Other Liabilities	3,023	1,215
Stockholders' equity	53,051	50,517

Total liabilities and stockholders' equity	$78,755	$74,413

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

Condensed Statements of Operations
(In thousands)

	Year ended December 31,
	2007	2006
Income:
Dividends from subsidiaries	$4,300	$3,500
Interest income	55	52
Other expense, net	(3,874)	(4,151)

Income before equity in undistributed earnings of subsidiaries	481	(599)
Increase (decrease) in undistributed equity of subsidiaries	2,296	3,187

Income before income tax benefit	2,777	2,588
Income tax benefit	1,360	1,397

Net income	$4,137	$3,985

Team Financial, Inc.
Condensed Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$4,137	$3,985
(Increase) decrease in undistributed equity of subsidiaries	(2,246)	(3,187)
Contribution of treasury stock to ESOP	—	—
Non-cash compensation expense	147	310
Other	(527)	1,788

Net cash provided by operating activities	1,511	2,886

Cash flows from investing activities:
Capital contributions to subsidiaries	(2,000)	—
Other	(31)	10

Net cash used in investing activities	(2,031)	10

Cash flows from financing activities:
Proceeds from notes payable	2,000	12,475
Principal payments on notes payable	—	(6,000)
Purchase of treasury stock	(1,568)	(7,259)
Issuance of treasury stock	778	88
Common stock issued	15	21
Dividends paid on common stock	(1,438)	(1,216)

Net cash used in financing activities	(213)	(1,891)

Net increase (decrease) in cash and cash equivalents	(733)	1,005
Cash and cash equivalents at beginning of the year	2,456	1,451

Cash and cash equivalents at end of the year	$1,723	$2,456

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007 and 2006

The primary source of funds available to us is the payment of dividends by our subsidiaries. Subject to maintaining certain minimum regulatory capital requirements, regulations limit the amount of dividends that may be paid without prior approval of the subsidiaries' regulatory agencies. During 2007, our subsidiaries paid $4.3 million in dividends to the holding company. At December 31, 2007, the subsidiaries could pay additional dividends of $5.4 million without prior regulatory approval.

(19) Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Year ended 2007:
Interest income	$12,394	$12,708	$12,911	$13,197
Interest expense	6,175	6,314	6,605	6,613
Provision for loan losses	230	77	91	308
Net income	1,168	1,411	908	651
Basic income per share	0.32	0.39	0.25	0.18
Diluted income per share	$0.32	$0.38	$0.25	$0.18
Shares applicable to basic earnings per share	3,595,103	3,651,244	3,616,515	3,590,825
Shares applicable to diluted earnings per share	3,697,358	3,684,649	3,695,337	3,642,176
Year ended 2006:
Interest income	$10,215	$11,059	$11,652	$12,213
Interest expense	4,487	5,111	5,624	5,859
Provision for loan losses	275	157	131	388
Net income	899	920	755	1,411
Basic income per share	0.22	0.24	0.21	0.36
Diluted income per share	$0.22	$0.23	$0.20	$0.35
Shares applicable to basic earnings per share	4,025,563	3,850,049	3,594,401	3,597,045
Shares applicable to diluted earnings per share	4,078,114	3,941,529	3,692,392	3,704,991

(20) Subsequent Events

On January 18, 2008 a dividend $0.08 per share was paid to shareholders of record on December 31, 2007, as was declared by the Board of Directors on December 3, 2007.

On March 3, 2008, the Board of Directors declared a dividend of $0.08 per share, payable on April 18, 2008 to shareholders of record as of March 31, 2007.

Item 9.    Changes in and Disagreements with Accountants and Financial Disclosures

None.

Item 9A(T).    Controls and Procedures

Evaluation of Disclosure Controls and Management's Report on Internal Control over Financial Reporting

As of December 31, 2007, Team Financial Inc.'s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities Exchange Commission's rules and forms.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting pursuant to Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

While the Company believes that its existing internal control framework and procedures over financial reporting have been effective in accomplishing the Company's objectives, the Company intends to continue the practice of reevaluating, refining, and expanding its internal controls over financial reporting. Because if its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Company's internal control over financial reporting as of December 31, 2007. Management's assessment is based on the framework for effective internal control over financial reporting as issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Change in Internal Controls

No changes in our internal controls over financial reporting have occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

None.

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2007, under the caption "Election of Directors", and is incorporated in this Report by reference.

Item 11.    Executive Compensation

The information required by this item will be included in our Proxy Statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2007, under the caption "Executive Compensation", and is incorporated in this Report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our Proxy Statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2007, under the caption "Stock Ownership", and is incorporated in this Report by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included in our Proxy Statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2007, under the captions "Certain Transactions With Affiliates" and "Director Independence" and is incorporated in this Report by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this item will be included in our Proxy Statement with respect to our 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2007, under the caption "Principal Accountant Fees and Services", and is incorporated in this Report by reference.

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
	3.	Exhibits

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc.(1)
3.2	Amended and Restated Bylaws of Team Financial, Inc.(8)
4.9	Indenture between Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006(8)
4.10	Debenture Subscription Agreement between Team Financial, Inc. and Team Financial Capital Trust II dated September 14, 2006(8)
4.11	Common Securities Subscription Agreement between Team Financial Capital Trust II and Team Financial, Inc. dated September 14, 2006(8)
4.12	Purchase Agreement among Team Financial Capital Trust II, Team Financial Inc., and Bear, Stearns & Co., Inc. dated September 12, 2006(8)
4.13	Guarantee Agreement delivered by Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (8)
4.14	Junior Subordinated Debenture of Team Financial, Inc. due 2036(8)
4.15	Capital Security Certificate of Team Financial Capital Trust II evidencing 22,000 Capital Securities owned by Cede & Co.(8)
4.16	Common Security Certificate of Team Financial Capital Trust II evidencing 681 Commons Securities owned by Team Financial, Inc.(8)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 23, 2007.(9)
10.2	Employment Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated March 14, 2007.(9)
10.3	Employment Agreement between Team Financial, Inc. and Sandra J. Moll dated March 2, 2007.(9)
10.4	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 5, 2006.(6)
10.5	Technology Outsourcing Renewal Agreement between Team Financial, Inc. and Metavante Corporation dated December 1, 2007.(11)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company.(1)
10.7-10.9	Exhibit numbers intentionally not used.
10.10	Agreement dated May 16, 2006 among Team Financial, Inc. and McCaffree Financial Corporation.(7)
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary.(1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan.(1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999.(1)
10.14	Team Financial, Inc.—Employee Stock Purchase Plan.(1)
10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004.(4)
10.15.1	Amendment to Loan Agreement and Note between Team Financial, Inc. and US Bank dated June 30, 2007.(10)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002.(2)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001.(2)

10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002.(2)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002.(2)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001.(2)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002.(2)
10.29	Stock Purchase Agreement dated February 7, 2005 between TeamBank, N.A. and International Insurance Brokers, Ltd., LLC.(5)
10.30	Executive Retirement and Release Agreement between Michael L. Gibson and Team Financial, Inc. dated May 24, 2007.(10)
11.1	Statement regarding Computation of per share earnings—see consolidated financial statements.(11)
21	Subsidiaries of the Registrant(11)
23	Consent of Independent Registred Public Accounting Firm(11)
24	Power of Attorney—see signature page
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(11)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(11)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.(11)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.(11)

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

(10)
Filed with quarterly report on form 10-Q for the period ended June 30, 2007 and incorporated herein by reference

(11)
Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paola, Kansas on March 26, 2008.

TEAM FINANCIAL, INC.
By:
/s/ ROBERT J. WEATHERBIE Robert J. Weatherbie, Chairman and Chief Executive Officer
/s/ RICHARD J. TREMBLAY Richard J.Tremblay, Chief Financial Officer

POWER OF ATTORNEY

Each individual whose signature appears below hereby designates and appoints Robert J. Weatherbie and Richard J. Tremblay, and each of them, as such person's true and lawful attorneys-in-fact and agents (the Attorneys-in-Fact) with full power of substitution and resubstitution, for each person and in such person's name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K for the year ended December 31, 2007, which amendments may make such changes in this Annual Report on Form 10-K as either Attorney-in-Fact deems appropriate and to file each such amendment with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto such Attorneys-in-Fact and each of them, full power and authority to do and perform each and every act and think requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that such Attorneys-in-Fact or either of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2008.

SIGNATURES

/s/ ROBERT J. WEATHERBIE Robert J. Weatherbie	Director, Chairman and Chief Executive Officer	March 17, 2008
/s/ RICHARD J. TREMBLAY Richard J. Tremblay	Director, Chief Financial Officer	March 17, 2008
/s/ CAROLYN S. JACOBS Carolyn S. Jacobs	Director, Treasurer	March 17, 2008
/s/ GREGORY D. SIGMAN Gregory D. Sigman	Director	March 17, 2008
/s/ CONNIE D. HART Connie D. Hart	Director	March 17, 2008
/s/ HAROLD G. SEVY Harold G. Sevy	Director	March 17, 2008
/s/ DENIS A. KURTENBACH Denis A. Kurtenbach	Director	March 17, 2008
/s/ KEITH B. EDQUIST Keith B. Edquist	Director	March 17, 2008
/s/ KENNETH L. SMITH Kenneth L. Smith	Director	March 17, 2008

Exhibit Index

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc.(1)
3.2	Amended and Restated Bylaws of Team Financial, Inc.(8)
4.9	Indenture between Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006(8)
4.10	Debenture Subscription Agreement between Team Financial, Inc. and Team Financial Capital Trust II dated September 14, 2006(8)
4.11	Common Securities Subscription Agreement between Team Financial Capital Trust II and Team Financial, Inc. dated September 14, 2006(8)
4.12	Purchase Agreement among Team Financial Capital Trust II, Team Financial Inc., and Bear, Stearns & Co., Inc. dated September 12, 2006(8)
4.13	Guarantee Agreement delivered by Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006(8)
4.14	Junior Subordinated Debenture of Team Financial, Inc. due 2036(8)
4.15	Capital Security Certificate of Team Financial Capital Trust II evidencing 22,000 Capital Securities owned by Cede & Co.(8)
4.16	Common Security Certificate of Team Financial Capital Trust II evidencing 681 Commons Securities owned by Team Financial, Inc.(8)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 23, 2007.(9)
10.2	Employment Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated March 14, 2007.(9)
10.3	Employment Agreement between Team Financial, Inc. and Sandra J. Moll dated March 2, 2007.(9)
10.4	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 5, 2006.(6)
10.5	Technology Outsourcing Renewal Agreement between Team Financial, Inc. and Metavante Corporation dated December 1, 2007.(11)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company.(1)
10.7-10.9	Exhibit numbers intentionally not used.
10.10	Agreement dated May 16, 2006 among Team Financial, Inc. and McCaffree Financial Corporation.(7)
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary.(1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan.(1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999.(1)
10.14	Team Financial, Inc.—Employee Stock Purchase Plan.(1)
10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004.(4)
10.15.1	Amendment to Loan Agreement and Note between Team Financial, Inc. and US Bank dated June 30, 2007.(10)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002.(2)

10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001.(2)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002.(2)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002.(2)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001.(2)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002.(2)
10.29	Stock Purchase Agreement dated February 7, 2005 between TeamBank, N.A. and International Insurance Brokers, Ltd., LLC.(5)
10.30	Executive Retirement and Release Agreement between Michael L. Gibson and Team Financial, Inc. dated May 24, 2007.(10)
11.1	Statement regarding Computation of per share earnings—see consolidated financial statements.(11)
21	Subsidiaries of the Registrant(11)
23	Consent of Independent Registred Public Accounting Firm(11)
24	Power of Attorney—see signature page(11)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(11)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(11)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.(11)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.(11)

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

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Table of Contents
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Equity Compensation Plan Information
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Report of Independent Registered Public Accounting Firm
TEAM FINANCIAL, INC. AND SUBSIDIARIES Consolidated Statements of Financial Condition (In thousands)
TEAM FINANCIAL, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Dollars in thousands, except per share data)
TEAM FINANCIAL, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (In thousands)
TEAM FINANCIAL, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity Years ended December 31, 2007 and 2006 (In thousands)
TEAM FINANCIAL, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended December 31, 2007 and 2006 (in thousands)
TEAM FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2007 and 2006
TEAM FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2007 and 2006
TEAM FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2007 and 2006
TEAM FINANCIAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2007 and 2006
Team Financial, Inc. Condensed Statements of Financial Condition (In thousands)
Condensed Statements of Operations (In thousands)
Team Financial, Inc. Condensed Statements of Cash Flows (In thousands)
  Item 9. Changes in and Disagreements with Accountants and Financial Disclosures
  Item 9A(T). Controls and Procedures
  Item 9B. Other Information
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions and Director Independence
  Item 14. Principal Accounting Fees and Services
SIGNATURES
POWER OF ATTORNEY
SIGNATURES
Exhibit Index