Form 10-K/A
period 2007-12-31
TEAM FINANCIAL INC /KS
filed 2008-04-25
CIK 1082484

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

There were 3,579,103 shares of the Registrant’s common stock, no par value, outstanding as of March 25, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive proxy statement for its 2007 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2007 will be incorporated by reference into Part III of this Form 10-K/A.

Explanatory Note

Team Financial, Inc. (“we” or the “Company”) is filing this Amendment on Form 10-K/A (the “Report”) which amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as initially filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2008, to reflect a correction of our certifications under Section 302 of the Sarbanes-Oxley Act of 2002.  Except as otherwise specifically noted, all information contained herein is as of December 31, 2007 and does not reflect events or changes that have occurred subsequent to that date.

Item 15.     Exhibits, Financial Statement Schedules

(a)

1.	Financial Statements

2.	Financial Statement Schedules

3.	Exhibits

Exhibit Number	Description

3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)
3.2	Amended and Restated Bylaws of Team Financial, Inc. (8)
4.9	Indenture between Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006. (8)
4.10	Debenture Subscription Agreement between Team Financial, Inc. and Team Financial Capital Trust II dated September 14, 2006. (8)
4.11	Common Securities Subscription Agreement between Team Financial Capital Trust II and Team Financial, Inc. dated September 14, 2006. (8)
4.12	Purchase Agreement among Team Financial Capital Trust II, Team Financial Inc., and Bear, Stearns & Co., Inc. dated September 12, 2006. (8)
4.13	Guarantee Agreement delivered by Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006. (8)
4.14	Junior Subordinated Debenture of Team Financial, Inc. due 2036. (8)
4.15	Capital Security Certificate of Team Financial Capital Trust II evidencing 22,000 Capital Securities owned by Cede & Co. (8)
4.16	Common Security Certificate of Team Financial Capital Trust II evidencing 681 Commons Securities owned by Team Financial, Inc. (8)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated January 23, 2007. (9)
10.2	Employment Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated March 14, 2007. (9)
10.3	Employment Agreement between Team Financial, Inc. and Sandra J. Moll dated March 2, 2007. (9)
10.4	Employment Agreement between Team Financial, Inc. and Michael L. Gibson dated January 5, 2006. (6)
10.5	Technology Outsourcing Renewal Agreement between Team Financial, Inc. and Metavante Corporation dated December 1, 2007. (11)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)
10.7-10.9	Exhibit numbers intentionally not used.
10.10	Agreement dated May 16, 2006 among Team Financial, Inc. and McCaffree Financial Corporation. (7)

10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)
10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)
10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (4)
10.15.1	Amendment to Loan Agreement and Note between Team Financial, Inc. and US Bank dated June 30, 2007. (10)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (2)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (2)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (2)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (2)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (2)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (2)
10.29	Stock Purchase Agreement dated February 7, 2005 between TeamBank, N.A. and International Insurance Brokers, Ltd., LLC. (5)
10.30	Executive Retirement and Release Agreement between Michael L. Gibson and Team Financial, Inc. dated May 24, 2007. (10)
11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (11)
21	Subsidiaries of the Registrant. (11)
23	Consent of Independent Registered Public Accounting Firm. (11)
24	Power of Attorney. (11)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (12)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (12)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350. (11)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350. (11)

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

(10)         Filed with Quarterly Report on Form 10-Q for the period ended June 30, 2007 and incorporated herein by reference.

(11)         Filed with Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

(12)         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Paola, Kansas on April 25, 2008.

TEAM FINANCIAL, INC.

By:

/S/ Robert J. Weatherbie
Robert J. Weatherbie, Chairman
and Chief Executive Officer

/S/ Richard J. Tremblay
Richard J.Tremblay,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 25, 2008.

SIGNATURES

Robert J. Weatherbie
/S/ Robert J. Weatherbie	Director, Chairman and Chief Executive Officer	April 25, 2008

Richard J. Tremblay
/S/ Richard J. Tremblay	Director, Chief Financial Officer	April 25, 2008

/s/ Carolyn S. Jacobs*
By: Robert J. Weatherbie Attorney-in-Fact	Director, Treasurer	April 25, 2008

/s/ Gregory D. Sigman*
By: Robert J. Weatherbie Attorney-in-Fact	Director	April 25, 2008

/s/ Connie D. Hart*
By: Robert J. Weatherbie Attorney-in-Fact	Director	April 25, 2008

/s/ Harold G. Sevy*
By: Robert J. Weatherbie Attorney-in-Fact	Director	April 25, 2008

/s/ Denis A. Kurtenbach*
By: Robert J. Weatherbie Attorney-in-Fact	Director	April 25, 2008

/s/ Keith B. Edquist*
By: Robert J. Weatherbie Attorney-in-Fact	Director	April 25, 2008

/s/ Kenneth L. Smith*
By: Robert J. Weatherbie Attorney-in-Fact	Director	April 25, 2008