Form 10-Q
period 2008-03-31
TEAM FINANCIAL INC /KS
filed 2008-05-16
CIK 1082484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 3,596,103 shares of the Registrant’s common stock, no par value, outstanding as of May 15, 2008.

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Financial Condition

(Dollars in thousands)

	March 31,	December 31,
	2008	2007
Assets
Cash and due from banks	$15,866	$20,258
Federal funds sold and interest bearing bank deposits	39,536	9,926
Cash and cash equivalents	55,402	30,184

Investment securities:
Available for sale, at fair value (amortized cost of $150,898 and $166,369 at March 31, 2008 and December 31, 2007, respectively)	153,403	165,848
Non-marketable equity securities (amortized cost of $9,579 and $9,493 at March 31, 2008 and December 31, 2007, respectively)	9,579	9,493
Total investment securities	162,982	175,341

Loans receivable, net of unearned fees	578,545	560,861
Allowance for loan losses	(8,261)	(5,987)
Net loans receivable	570,284	554,874

Accrued interest receivable	5,385	5,599
Premises and equipment, net	21,877	22,083
Assets acquired through foreclosure	955	934
Goodwill	4,708	10,700
Intangible assets, net of accumulated amortization	2,376	2,523
Bank owned life insurance policies	20,949	20,739
Other assets	2,604	2,087

Total assets	$847,522	$825,064

Liabilities and Stockholders’ Equity
Deposits:
Checking deposits	$174,429	$187,356
Savings deposits	28,129	25,848
Money market deposits	67,883	68,472
Certificates of deposit	386,154	347,710
Total deposits	656,595	629,386
Federal funds purchased and securities sold under agreements to repurchase	2,354	2,969
Federal Home Loan Bank advances	107,993	108,005
Notes payable	2,096	2,195
Subordinated debentures	22,681	22,681
Accrued expenses and other liabilities	7,173	6,777

Total liabilities	798,892	772,013

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued	—	—
Common stock, no par value, 50,000,000 shares authorized; 4,506,830 and 4,502,791 shares issued; 3,596,103 and 3,575,064 shares outstanding at March 31, 2008 and December 31, 2007, respectively	27,972	27,916
Capital surplus	275	308
Retained earnings	30,449	37,149
Treasury stock, 910,727 and 927,727 shares of common stock at cost at March 31, 2008, and December 31, 2007, respectively	(11,719)	(11,978)
Accumulated other comprehensive income (loss)	1,653	(344)

Total stockholders’ equity	48,630	53,051

Total liabilities and stockholders’ equity	$847,522	$825,064

See accompanying notes to the unaudited consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Interest Income:
Interest and fees on loans	$10,572	$9,930
Taxable investment securities	1,800	2,003
Nontaxable investment securities	321	287
Other	190	174

Total interest income	12,883	12,394

Interest Expense:
Deposits:
Checking deposits	291	544
Savings deposits	45	52
Money market deposits	426	514
Certificates of deposit	4,156	3,544
Federal funds purchased and securities sold under agreements to repurchase	13	2
Federal Home Loan Bank advances payable	1,166	1,113
Notes payable and other borrowings	31	4
Subordinated debentures	343	402

Total interest expense	6,471	6,175

Net interest income before provision for loan losses	6,412	6,219

Provision for loan losses	2,574	230

Net interest income after provision for loan losses	3,838	5,989

Non-Interest Income:
Service charges	830	817
Trust fees	161	169
Gain on sales of mortgage loans	180	145
Gain on sales of investment securities	158	—
Bank-owned life insurance income	245	237
Other	401	367

Total non-interest income	1,975	1,735

Non-Interest Expenses:
Salaries and employee benefits	3,503	3,130
Occupancy and equipment	842	735
Data processing	719	737
Professional fees	391	450
Marketing	78	110
Supplies	78	81
Intangible asset amortization	156	140
Goodwill impairment	5,992	—
Other	975	786

Total non-interest expenses	12,734	6,169

Income (loss) before income taxes	(6,921)	1,555

Income tax expense (benefit)	(509)	387

Net income (loss)	$(6,412)	$1,168

Basic income (loss) per share	$(1.79)	$0.32
Diluted income (loss) per share	$(1.77)	$0.32
Shares applicable to basic income per share	3,579,486	3,595,103
Shares applicable to diluted income per share	3,628,586	3,697,358

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended
	March 31,
	2008	2007

Net income (loss)	$(6,412)	$1,168
Other comprehensive income, net of tax:
Unrealized gains on investment securities available for sale net of tax of $1,083 and $162 for the three months ended March 31, 2008 and March 31, 2007, respectively	2,101	311

Reclassification adjustment for gains included in net income net of tax of $(54) and $0 for the three months ended March 31, 2008 and March 31, 2007, respectively	(104)	—

Other comprehensive income, net	1,997	311
Comprehensive income (loss)	$(4,415)	$1,479

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Changes In Stockholders’ Equity

Three Months Ended March 31, 2008

(Dollars in thousands, except per share amounts)

					Accumulated
					other	Total
	Common	Capital	Retained	Treasury	comprehensive	stockholders’
	stock	surplus	earnings	stock	income (loss)	equity

BALANCE, December 31, 2007	$27,916	$308	$37,149	$(11,978)	$(344)	$53,051
Treasury stock purchased (7,600 shares)	—	—	—	(102)		(102)
Common stock issued in connection with employee benefit plans (4,039 shares)	56	—	—	—	—	56
Contribution of shares of treasury stock to Company ESOP (17,000 shares)	—	—	—	249	—	249
Issuance of Treasury stock in connection with compensation plans (7,600 shares)	—	(65)	—	112	—	47
Recognition of stock-based compensation	—	32	—	—	—	32
Net loss	—	—	(6,412)	—	—	(6,412)
Dividends ($0.08 per share)	—	—	(288)	—	—	(288)
Other comprehensive income net of $1,029 in taxes	—	—	—	—	1,997	1,997
BALANCE, March 31, 2008	$27,972	$275	$30,449	$(11,719)	$1,653	$48,630

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. and Subsidiaries

Unaudited Consolidated Statements Of Cash Flows

(Dollars In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(6,412)	$1,168
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	5,992	—
Provision for loan losses	2,574	230
Depreciation and amortization	517	499
Impairment of assets	7	10
Contribution of treasury shares to ESOP	249	—
Stock-based compensation expense	32	68
Change in bank owned life insurance	(210)	(204)
Net gain on sales of investment securities	(158)	—
Stock dividends	(86)	(105)
Net gain on sales of mortgage loans	(180)	(142)
Net gain on sales of assets	(7)	(8)
Proceeds from sale of mortgage loans	14,354	9,658
Origination of mortgage loans for sale	(12,889)	(8,347)
Net increase (decrease) in other assets	(349)	334
Net increase in accrued expenses and other liabilities	(588)	(381)
Net cash provided by operating activities	2,846	2,780

Cash flows from investing activities:
Net increase in loans	(19,372)	(18,980)
Proceeds from sale of VISA Initial Public Offering	111	—
Proceeds from maturities and principal reductions of investment securities	31,967	3,687
Purchases of investment securities	(16,499)	(7,938)
Purchase of premises and equipment, net	(151)	(1,918)
Proceeds from sales of assets	117	223

Net cash used in investing activities	(3,827)	(24,926)

Cash flows from financing activities:
Net increase in deposits	27,209	1,412
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(615)	(106)
Payments on Federal Home Loan Bank advances	(12)	(156,155)
Proceeds from Federal Home Loan Bank advances	—	156,144
Payments on notes payable	(1,421)	(1,461)
Proceeds from notes payable	1,322	1,369
Common stock issued	56	15
Purchase of treasury stock	(102)	(348)
Issuance of treasury stock	47	—
Dividends paid on common stock	(286)	(287)

Net cash provided by financing activities	26,199	583

Net change in cash and cash equivalents	25,218	(21,563)

Cash and cash equivalents at beginning of the period	30,184	37,150

Cash and cash equivalents at end of the period	$55,402	$15,587

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$6,052	$5,955
Income taxes (net of refunds)	567	806

Noncash activities related to operations
Assets acquired through foreclosure	$139	$—

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Three month periods ended March 31, 2008 and 2007

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of Team Financial, Inc. and Subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial condition and results of operations required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

The interim consolidated financial statements include the accounts of Team Financial, Inc. and its wholly owned subsidiaries, Team Financial Acquisition Subsidiary, Inc., including TeamBank, N.A. and its subsidiaries, and Post Bancorp, including Colorado National Bank, all of which are collectively considered one segment.  All material inter-company transactions, profits, and balances are eliminated in consolidation.  The consolidated financial statements do not include the accounts of our wholly owned statutory trust, Team Financial Capital Trust II (the “Trust”).  In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46 R”), adopted in December 2003, the Trust qualifies as a special purpose entity that is not required to be consolidated in the financial statements of Team Financial, Inc.  The Trust was formed in 2006 for the purpose of issuing $22 million of Trust Preferred Securities. We continue to include the Trust Preferred Securities issued by the Trust in Tier I capital for regulatory capital purposes.

The December 31, 2007 statement of financial condition has been derived from the audited consolidated financial statements as of that date.  Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation.  The results of the quarter ended March 31, 2008, are not necessarily indicative of the results that may occur for the year ending December 31, 2008.

(2)  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The Statement was effective for the Company on January 1, 2008 and did not have a significant impact on the Company’s financial position, operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  This statement permits entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.  Statement No. 159 was effective for the Company on January 1, 2008 and did not have a significant impact on the Company’s financial position, operations or cash flows.

In September 2006, the FASB ratified the consensus reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This EITF requires employers accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion – 1967.  Entities should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  This EITF was effective for the Company on January 1, 2008 and did not have a significant impact on the Company’s financial position, operations or cash flows.

(3)   Stock Based Compensation

The Company’s 1999 Stock Incentive Plan and 2007 Stock Incentive Plan provide for the following stock and stock-based awards: restricted stock, stock options, stock appreciation rights and performance shares.  As of March 31, 2008, up to 15,100 shares of our common stock were available to be issued under the 1999 Stock Incentive Plan and up to 343,750 shares of our common stock were available to be issued under the 2007 Stock Incentive Plan. All employees, directors and consultants are eligible to participate in these plans. The Company generally grants stock options with either a one-year cliff vesting schedule and a ten-year expiration from the date of grant, or with a three-year potential vesting schedule and a ten-year expiration from the date of grant, with vesting at the discretion of the Compensation Committee of the Board of Directors, which administers both plans.

The Company accounts for all share-based transactions according to the provisions set forth in Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, (“SFAS No. 123(R)”). This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payments with employees except for equity instruments held by employee share ownership plans.  During the three months ended March 31, 2008 and 2007, the Company recognized share-based compensation expense of approximately $32,000 and $68,000, respectively.

Stock-based compensation expense for options with a vesting period during the three months ended March 31, 2008 was estimated using the Black-Scholes option pricing model with the following assumptions:

	One-year options	Three-year options
Expected life in years	5	8
Expected volatility	17.29%	17.45%
Risk-fee interest rate	3.45%	2.47%
Annual rate of quarterly dividends	2.09%	2.42%

The following table summarizes option activity for the three months ended March 31, 2008:

		Weighted	Weighted average	Aggregate
	Number of	average exercise	remaining contractual	Intrinsic
	optioned shares	price per share	life in years	Value
Outstanding at December 31, 2007	335,700	$12.17
Granted	45,000	14.81
Exercised	(7,600)	10.43
Expired or forfeited	(1,750)	14.81
Outstanding at March 31, 2008	371,350	12.45	6.5	$1.65
Exercisable at March 31, 2008	272,100	11.49	5.5	2.25

A summary of the Company’s nonvested options as of March 31, 2008 and changes during the quarter then ended are presented below:

		Weighted
	Number of	average grant
	shares	date fair value
Nonvested at December 31, 2007	56,000	$2.72
Granted	45,000	1.61
Nonvested at March 31, 2008	101,000	2.61

On March 31, 2008, there was approximately $76,000 of unrecognized compensation cost related to nonvested stock-based compensation awards, which the Company expects to recognize over a weighted-average period of 1.2 years.

(4)  Stock Repurchase Program

There were 7,600 shares of common stock repurchased during the quarter ended March 31, 2008 at an average price of $13.46 per share under a stock repurchase program authorized by the Board of Directors that allows the repurchase of up to 400,000 shares.  At March 31, 2008, there were 194,678 shares of our common stock remaining for possible repurchase.  See Note 13, Subsequent Events for more information on potential impacts to this program.

(5) Dividend Declared

On March 3, 2008, we declared a quarterly cash dividend of $0.08 per share to all common shareholders of record on March 31, 2008, payable on April 18, 2008.  See Note 13, Subsequent Events for more information on potential impacts to future dividends.

(6) Investment Securities

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities at March 31, 2008 and December 31, 2007.

	March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Investment securities available for sale:
U.S. Agency Securities	$24,409	$846	$—	$25,255
Mortgage-backed securities	86,801	1,763	(147)	88,417
Nontaxable Municipal Securities	31,147	514	(199)	31,462
Taxable Municipal Securities	4,435	384	—	4,819
Other debt securities	3,976	—	(683)	3,293
Total investment securities available for sale	150,768	3,507	(1,029)	153,246
Equity securities:
Marketable	130	39	(12)	157
Non-marketable	9,579	—	—	9,579
Total investment securities	$160,477	$3,546	$(1,041)	$162,982

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	value
	(In thousands)
Investment securities available for sale:
U.S. Agency Securities	$50,842	$414	$(31)	$51,225
Mortgage-backed securities	78,672	486	(1,156)	78,002
Nontaxable Municipal Securities	28,151	301	(133)	28,319
Taxable Municipal Securities	4,435	28	(95)	4,368
Other debt securities	4,139	—	(366)	3,773
Total investment securities available for sale	166,239	1,229	(1,781)	165,687

Equity securities:
Marketable	130	42	(11)	161
Non-marketable	9,493	—	—	9,493
Total investment securities	$175,862	$1,271	$(1,792)	$175,341

Management does not believe that any of the securities with unrealized losses at March 31, 2008 are other than temporarily impaired due to changes in market rate from the date of purchase.   These unrealized losses are considered temporary based on our ability and intent to hold until values recover.

(7)  Loans

Major classifications of loans at March 31, 2008 and December 31, 2008 are as follows:

	March 31, 2008		December 31, 2007
	Principal	Percent of	Principal	Percent of
	Balance	Total	Balance	Total
Loans secured by real estate:
One to four family	$74,032	12.8%	$77,961	13.9%
Construction and land development	224,040	38.5	210,083	37.4
Commercial	165,934	28.7	156,085	27.7
Farmland	28,297	4.9	28,380	5.1
Multifamily	3,943	0.7	3,855	0.7
Commercial and industrial	58,932	10.2	59,770	10.7
Agricultural	7,876	1.4	8,350	1.5
Installment loans	9,760	1.7	10,506	1.9
Obligations of state and political subdivisions	5,645	1.0	5,628	1.0
Lease financing receivables	881	0.2	993	0.2
Gross loans	579,340	100.1	561,611	100.1
Less unearned fees	(795)	(0.1)	(750)	(0.1)
Total loans receivable	$578,545	100.0%	$560,861	100.0%

Included in one-to-four family real estate loans were loans held for sale of approximately $570,000 at March 31, 2008 and $1.9 million at December 31, 2007.

A summary of non-performing assets is as follows for the dates indicated:

	March 31, 2008	December 31, 2007
Non-performing assets:	(Dollars in thousands)
Non-accrual loans	$11,787	$6,069
Loans 90 days past due and still accruing	1,302	233
Restructured loans	660	669
Non-performing loans	13,749	6,971
Other real estate owned	955	934
Total non-performing assets	$14,704	$7,905
Non-performing loans as a percentage of total loans	2.38%	1.24%
Non-performing assets as a percentage of total assets	1.73%	0.96%

Information regarding impaired loans is summarized as follows:

	March 31, 2008	December 31, 2007

Impaired loans for which a related allowance has been provided	$9,622	$5,471
Impaired loans for which a related allowance has not been provided	2,165	1,439
Total impaired loans	$11,787	$6,910

Allowance related to impaired loans	$1,513	$648

(8)  Allowances for Loan Losses

A summary of the allowances for loan losses for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars In thousands)
Allowance at beginning of period	$5,987	$5,715
Provision for loan losses	2,574	230
Loans charged off	(358)	(140)
Recoveries	58	28
Allowance at end of period	$8,261	$5,833

(9)  Commitments and Contingencies

Commitments to extend credit to our customers with unused approved lines of credit were approximately $125.1 million at March 31, 2008.  Additionally, the contractual amount of standby letters of credit at March 31, 2008 was approximately $6.9 million.  These commitments involve credit risk in excess of the amount stated in the consolidated balance sheet.  Exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments.

(10) Income Taxes

As a result of the Company’s net operating loss for the three months ended March 31, 2008, the Company had an income tax benefit of $509,000 for the three months ended March 31, 2008, compared to income tax expense of $387,000 for the three months ended March 31,  2007.  The effective tax (benefit)/expense rate for the three months ended March 31,

2008, was (7.4%), compared to a 24.9% for the three months ended March 31, 2007.  The effective tax rate is typically less than the statutory federal rate of 34.0% due primarily to municipal interest income and income from the investment in bank owned life insurance.

In accordance with FIN 48, the Company has performed an analysis and has taken the position that it is not more likely than not that certain state tax benefits will be recognized in the future.  As of the three months ended March 31, 2008 approximately $759,000 of unrecognized tax benefits related to certain state tax benefits, and approximately $7,000 of unrecognized tax benefits related to acquisition costs were included in other liabilities within the consolidated balance sheet.  During the first quarter of 2008, a total of approximately $59,000 was added to these reserves.  If recognized, all of the tax benefits would increase net income, decreasing the effective tax rate.

The Company accrues tax expense, including interest and penalties, for unrecognized tax benefits related to certain state tax positions based on the applicable tax rates, and subsequently recognizes those state tax benefits when the related position is effectively settled or the statute of limitations expires.  During the fourth quarter of 2008, when the 2004 related statute of limitations expires, the Company expects to recognize approximately $79,000 of state tax benefits associated with these state tax positions.

The Company recognizes any interest and penalties related to unrecognized tax benefits in the provision for income taxes, which therefore has an impact on the effective tax rate.  Interest and penalties associated with the above-mentioned unrecognized tax benefits approximated $240,000 ($218,000 after-tax) at March 31, 2008.

The Company’s federal and various state income tax returns for the years 2004 through 2007 remain subject to review by the various tax authorities.

(11) Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which provides a framework for measuring fair value within generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 identifies three primary valuation techniques: the market approach, the income approach and the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The income approach uses valuation techniques to convert future amounts such as cash flows or earnings, to a single present amount. The measurement is based on the value indicated by current market expectations about those future amounts.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset.

SFAS No. 157 establishes a fair value hierarchy and prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable inputs such as quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The maximization of observable inputs and the minimization of the use of unobservable inputs are required.  Classification within the fair value hierarchy is based upon the objectivity of the inputs that are significant to the valuation of an asset or liability as of the measurement date.  The three levels within the fair value hierarchy are characterized as follows:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Unobservable inputs for the asset or liability for which there is little, if any, market activity for the asset or liability at the measurement date. Unobservable inputs reflect the Company’s own assumptions about what market participants would use to price the asset or liability. These inputs may include internally developed pricing models, discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment.

The Company measures financial assets and liabilities at fair value in accordance with SFAS No. 157.  These measurements involve various valuation techniques and assume that the transactions would occur between market participants in the most advantageous market for the Company.  The following is a summary of valuation techniques utilized by the Company for its significant financial assets and liabilities:

Valuation techniques for instruments at fair value on a recurring basis

The Company’s valuation techniques used for financial instruments measured at fair value on a recurring basis is described below.

Available for sale investment securities

The available for sale securities are recorded at fair value on a recurring basis.  Exchange-traded equities have quoted prices in an active market and are classified as Level 1.  U.S. government agencies, mortgage-backed securities, and corporate debt securities are valued using industry-standard models that consider assumptions, including interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates as well as other observable relevant economic measures.  Municipal bonds securities are valued using a type matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on their credit ratings.   These measurements are classified as Level 2.

	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$153,403	$157	$153,246	$—

Total assets	$153,403	$157	$153,246	$—

Valuation techniques for instruments at fair value on a nonrecurring basis

The Company’s valuation techniques used for other financial instruments measured at fair value on a nonrecurring basis is described below.  Other than as noted below, no fair value adjustments were recognized in the current period on these instruments.

Private equity stock and restricted stock

Non-marketable equity stock consists of private equity stock and restricted stock.  Private equity stock is carried at cost and reviewed periodically for impairment based on estimated fair value.  Carrying cost would be reduced for other than temporary impairments.  Federal Reserve Bank and Federal Home Loan Bank stock is held by the bank subsidiaries as required for regulatory purposes and sale or liquidation of this stock is restricted.  Non-marketable equity stock is currently carried at cost which approximates fair value and these securities are classified as Level 3.

Collateral dependent impaired loans

Collateral dependent impaired loans are carried at fair value based on the value of the underlying collateral.  Loans are not recorded at fair value on a recurring basis.  However, nonrecurring fair value adjustments are recorded on certain loans to reflect partial write-downs that are based on the observable market price or current appraised value of the collateral.  The value of the collateral is determined based on external appraisals and internal assessments which inputs may not be observable.  Therefore, collateral dependent impaired loans are Level 3.  The carrying value of these impaired loans was $11,787.3 million at March 31, 2008 with no charges-offs on impaired loans during the current quarter, and related allowance increased by $865,000.

Mortgage Servicing Rights

Mortgage servicing rights are measured at fair value and amortized over the period of estimated net servicing income initially.  These rights do not trade in an active market with readily observable prices.  Therefore, the fair value is assessed quarterly based on a valuation model that calculates the discounted cash flow based on the assumptions that market participants use in estimating the future net servicing income.  The model incorporates assumptions such as estimate of prepayment speeds, market discount rates and cost of servicing.  The fair value measurements are classified as Level 3.

(12)  Goodwill and Other Intangible Assets

Due to the adverse changes in the business climate in which the Company operates, goodwill impairment tests were performed as of March 31, 2008 relating to the financial statement carrying value of goodwill of our two subsidiary banks, TeamBank, N.A. and Colorado National Bank, in accordance with Statement of Financial Accounting Standards Number 142, Goodwill and Other Intangible Assets.  The banks are currently treated as separate reporting units for purposes of goodwill impairment testing.  Prior to the goodwill impairment tests, TeamBank, N.A. had approximately $4.7 million of goodwill and Colorado National Bank had approximately $6.0 million of goodwill.  Through the valuations, the Company determined that the goodwill associated with Colorado National Bank was impaired by $6.0 million.  This impairment resulted in a direct charge to earnings and had no associated tax benefits.  The impairment charge is reflected in the Company’s accompanying consolidated financial statements as of March 31, 2008.

Below is a summary of goodwill and other intangible assets and changes during the period (in thousands):

		Core Deposit	Mortgage	Non-compete
	Goodwill	Intangible	Servicing Rights	Agreement
Balance at December 31, 2007	$10,700	$1,900	$274	$349
Additions	—	—	10	—
Amortization	—	(108)	(19)	(29)
Impairment	(5992)	—	—	—
Balance at March 31, 2008	$4,708	$1,792	$265	$320

(13)  Subsequent Events

On April 15, 2008, the Company entered into an employment agreement with its Chairman and Chief Executive Officer, Robert J. Weatherbie.  Also on April 15, 2008, Richard J. Tremblay, resigned as a member of the Company’s Board of Directors and as the Company’s Chief Financial Officer.  Mr. Tremblay’s resignation resulted in the forfeiture of 25,000 stock options.  The terms of Mr. Weatherbie’s employment agreement and Mr. Tremblay’s resignation are described in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2008.

In connection with a recent examination of the Banks, on April 24, 2008, both of the Company’s subsidiary banks (the “Banks”) received a letter from the Office of the Comptroller of the Currency (the “OCC”), Kansas City South Field office, indicating that it believes the Banks are deemed to be in “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, and, as a result, the Banks are subject to specified restrictions on operations.  These letters were received before the OCC’s issuance of its examination report and were based upon the OCC staff’s determination that the Banks had deficiencies in credit administration practices, loan risk rating systems, loan loss allowance methodologies, and levels of classified assets.  The restrictions provide that:  (1) the Banks must notify the OCC 90 days before adding or replacing a member of their respective boards of directors or employing any, or promoting any existing employee as a senior executive officer, and (2) the Banks may not, except under certain circumstances, enter into any agreements to make severance or indemnification payments or make any such payments to institution-affiliated parties.  We expect to cooperate with the OCC to address any regulatory concerns.

Due to the above-mentioned letters received from the OCC and the accompanying restrictions, the Company was informed on May 13, 2008 that it is no longer in technical compliance with some of the terms of its line of credit agreement.  The Company has received notification that the lender will grant a waiver through June 30, 2008, the date of the maturity of the line of credit. Typically the Company renews this line of credit as of June 30th each year, and the Company will seek to renew this line of credit again during the second quarter of 2008. While the Company expects that the line of credit will be renewed, it cannot assure that the line of credit will be renewed.

On May 5, 2008, the Company infused $1,750,000 and $250,000 in capital to TeamBank, N.A. and Colorado National Bank, respectively.  The capital infusions were funded through the Company’s existing line of credit, and the remaining available borrowing capacity under the line of credit is $2 million. We expect to seek further increases in the level of the Banks’ regulatory capital in the near term, and in order to do so, we expect to consider several alternatives, including seeking additional equity and debt as well as reducing or suspending dividends on our common stock or ceasing to repurchase stock under our stock repurchase program. We cannot, however, assure that we will be successful in raising additional equity or debt, that the capital adequacy levels or loan loss reserves of the Banks will be deemed satisfactory by our banking regulators, that the Banks will not be subject to additional regulatory action, or the impact of such actions on debt covenants.

On May 2, 2008, the Board of Directors approved a merger of our two subsidiary banks, TeamBank, N.A. and Colorado National Bank, subject to approval by our banking regulators.  The merger is expected to cost up to approximately $225,000 to complete.  Afterwards, we expect approximately $225,000 in annual cost savings resulting from operational efficiencies.

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

We offer full service community banking and financial services through 21 locations in Kansas, Missouri, Nebraska and Colorado through our wholly owned banking subsidiaries, TeamBank, N.A and Colorado National Bank (the “Banks”). Our presence in Kansas consists of nine locations in the Kansas City metropolitan area and three locations in southeast Kansas. We operate two locations in south-western Missouri, three in the metropolitan area of Omaha, Nebraska, and four in the Colorado Springs, Colorado metropolitan area.

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

We recorded a net loss of $6.4 million, or $1.79 basic and $1.77 diluted loss per share for the three months ended March 31, 2008, compared to net income of $1,168,000, or $.32 basic and diluted income per share for the three months ended March 31, 2007. The net loss of $6.4 million was driven by a non-cash $6.0 million impairment charge for the write-off of our goodwill associated with Colorado National Bank. During the three months ended March 31, 2008, we also recorded $2.6 million in provisions for loan losses.

The following table presents selected financial data for the three months ended March 31, 2008 and 2007 (dollars in thousands, except per share data):

	As of and For
	Three Months Ended
	March 31
	2008	2007
Net income (loss)	$(6,412)	$1,168
Basic income (loss) per share	$(1.79)	$0.32
Diluted income (loss) per share	$(1.77)	$0.32
Return on average assets	(3.09)%	0.62%
Return on average equity	(47.76)%	9.33%
Average equity to average assets	6.46%	6.67%
Efficiency Ratio	151.83%	77.56%

Due to the letters received from the OCC and the accompanying restrictions, we may consider decreasing our loan balances, reducing dividends or ceasing repurchasing of our stock under the stock repurchase agreement.

Critical Accounting Policies

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements and related notes, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period presented. Actual results could differ significantly from those estimates. The Company’s significant accounting policies are more fully described in Note 1 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007, and significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies” in the Form 10-K/A. As a result of a review of various national banking-related publications, as well as a recent pronouncement of, and informal discussions with, our primary banking regulator, the Office of the Comptroller of the Currency (the “OCC”), and in response to additional data becoming available, the assumptions and estimates of the allocations attributable to deteriorating market conditions in our allowance for loan loss calculation were significantly increased as of March 31, 2008. We recorded a provision for loan losses of $2.6 million during the three months ended March 31, 2008, $2.0 million of which was related to the increased estimates of the allocations attributable to the foregoing regulatory guidance and deteriorating market conditions. There have been no other material changes to our critical accounting policies or the estimates made pursuant to those policies during our most recent quarter.

Regulatory Environment

In connection with a recent examination of our subsidiary banks, on April 24, 2008, the Banks each received a letter from the OCC, Kansas City South Field office, indicating that it believes the Banks are deemed to be in “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, and, as a result, the Banks are subject to specified restrictions on operations. These letters were received before the OCC’s issuance of its examination report and were based upon the OCC staff’s determination that the Banks had deficiencies in credit administration practices, loan risk rating systems, loan loss allowance methodologies, and levels of classified assets. The restrictions provide that: (1) the Banks must notify the OCC 90 days before adding or replacing a member of their respective boards of directors or employing any, or promoting any existing employee as a senior executive officer, and (2) the Banks may not, except under certain circumstances, enter into any agreements to make severance or indemnification payments or make any such payments to institution-affiliated parties. We expect to cooperate with the OCC to address any regulatory concerns. As of the date of this filing, we have not received the examination report of the OCC, but we expect that, in light of the above determination of the Kansas City South Field Office, the Banks will be advised to continue to increase their loan loss reserves, increase their regulatory capital ratios, and closely monitor classified and non-performing assets.

FINANCIAL CONDITION

Total assets at March 31, 2008, were $847.5 million compared to $825.1 million at December 31, 2007, an increase of $22.5 million, or 2.7%. This increase was primarily a result of an increase in cash and cash equivalents of $25.2 million and an increase in loans receivable of $17.7 million offset by a decrease in investment securities of $12.3 million. Total deposits increased $27.2 million to $656.6 million at March 31, 2008 compared to $629.4 million at December 31, 2007. The increase in cash and cash equivalents and total deposits was primarily a result of a certificate of deposit campaign in our Colorado market. At March 31, 2008, those funds were kept liquid as cash and had not been used to fund increases in loans or investment securities. Management intends to use the excess cash to fund future increases in the securities portfolio.

Investment Securities

Total investment securities were $163.0 million at March 31, 2008, compared to $175.3 million at December 31, 2007, a decrease of 12.3 million, or 7.0%. This decrease was primarily due to management’s decision not to reinvest called investments and excess liquidity in the securities markets. Management does not believe that any of the securities with unrealized losses at March 31, 2008 are other than temporarily impaired.

The following tables set forth a summary of the contractual maturities in the investment portfolio at March 31, 2008 and December 31, 2007.

March 31, 2008

			Over one year		Over five years
	One year or less		through five years		through ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars In Thousands)
Government-sponsored entities	$1,014	3.25%	$4,531	3.45%	$14,537	5.55%	$5,173	5.81%	$25,255	5.13%
Obligations of states and political subdivisions	$508	4.19	$7,954	4.35	$10,748	3.97	$17,071	4.88	$36,281	4.48
Other	—		—		298	6.02	2,995	5.22	$3,294	5.29
	$1,522		$12,485		$25,583		$25,239		$64,830
Mortgage-backed securities									$88,416	5.17
Equity Securities (1)									9,736
Total investment securities									162,982

December 31, 2008

			Over one year		Over five years
	One year or less		through five years		through ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars In Thousands)
Government-sponsored entities	$7,497	3.74%	$8,820	3.86%	$26,327	5.19%	$8,581	5.25%	$51,225	4.76%
Obligations of states and political subdivisions	$399	4.41	$8,086	4.35	$10,937	3.96	$13,265	5.17	$32,687	4.55
Other	—		—		448	6.02	3,325	5.15	$3,773	5.25
	$7,896		$16,906		$37,712		$25,171		$87,685
Mortgage-backed securities									$78,002	5.15
Equity Securities (1)									9,654
Total investment securities									175,341

Loans Receivable

Loans receivable increased $17.7 million, or 3.2%, to $578.5 million at March 31, 2008, compared to $560.9 million at December 31, 2007. This increase was primarily due to a $14.0 million increase in construction and land development loans coupled with a $9.9 million increase in our non-farm, nonresidential loans.

Although we have seen a significant decline in, and competition for, loan originations in recent months, in circumstances where internal growth has not been possible, management has determined that we participate in larger loan pools where we may not be the lead lender, but which still provides the Company with interest income. During the three months ended March 31, 2008, approximately $2.7 million of our $17.7 million in loan growth was from loan participations. Some of the loan pools in which we participate are outside of our primary market areas. Although management does not have an estimate of how long the currently challenging operating environment will persist, it is expected to continue through 2008.

We currently have a high concentration in construction and land development loans. The current economic downturn in the housing market, particularly as it relates to our market areas, coupled with our high concentration in these loans, has prompted the need for increased allowances for loan losses and increased levels of capital to provide protection from unexpected losses if market conditions deteriorate further. In order to provide ample capital ratios and decrease our concentration in real estate construction and land development loans, we may decrease these loan balances in the near future through a variety of channels, including but not limited to loan sales to other financial institutions.

The following table presents the composition of our loan portfolio by type of loan at the dates indicated.

	March 31, 2008		December 31, 2007
	Principal	Percent of	Principal	Percent of
	Balance	Total	Balance	Total
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$74,032	12.8%	$77,961	13.9%
Construction and land development	224,040	38.5	210,083	37.4
Commercial	165,934	28.7	156,085	27.7
Farmland	28,297	4.9	28,380	5.1
Multifamily	3,943	0.7	3,855	0.7
Commerical and industrial	58,932	10.2	59,770	10.7
Agricultural	7,876	1.4	8,350	1.5
Installment loans	9,760	1.7	10,506	1.9
Obligations of state & political subdivisions	5,645	1.0	5,628	1.0
Lease financing receivables	881	0.2	993	0.2
Gross loans	579,340	100.1	561,611	100.1
Less unearned fees	(795)	(0.1)	(750)	(0.1)
Total loans receivable	$578,545	100.0%	$560,861	100.0%

Included in one-to-four family real estate loans were loans held for sale of approximately $570,000 at March 31, 2008 and $1.9 million at December 31, 2007.

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

The following table summarizes our non-performing assets at the dates indicated:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Non-performing assets:
Nonaccrual loans	$11,787	6,069
Loans 90 days past due and still accruing	1,302	233
Restructured loans	660	669
Nonperforming loans	13,749	6,971
Assets acquired through foreclosure	955	934
Total nonperforming assets	$14,704	7,905

Nonperforming loans as a percentage of total loans	2.38%	1.24%
Nonperforming assets as a percentage of total assets	1.73%	0.96%

Information regarding impaired loan is summarized as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Impaired loans for which a related allowance has been provided	$9,622	$5,471
Imparied loans for which a related allowance has not been provided	$2,165	$1,439
Total Impaired Loans	$11,787	$6,910

Allowance related to impaired loans	$1,513	$648

Non-performing assets totaled $14.7 million at March 31, 2008, compared to $7.9 million at December 31, 2007, representing a increase of approximately $6.8 million, or 86.1%. Non-performing loans were the largest component of non-performing assets during both periods, and were approximately $13.7 million at March 31, 2008 compared to $7.0 million at December 31, 2007, an increase of approximately $6.7 million, or 95.7%.

We are experiencing a trend of increasing non-performing loans and classified loans that are not yet considered non-performing as a result of the current difficult economic conditions being experienced in our market areas and nationwide. The slowdown in the housing market has impacted some of our borrowers and their ability to repay according to their original terms, especially those with construction and land development loans. Although we believe these loans are adequately collateralized, we are actively working with these borrowers to minimize any loss exposure that the Company may be subject to as a result of the slowdown in the economy.

The increase in non-performing loans during the three months ended March 31, 2008 was largely due to a $5.7 million increase in non-accrual loans, primarily as a result of a group of real estate loans in our Kansas City metropolitan market totaling approximately $2.7 million that were on non-accrual status at March 31, 2008, but at December 31, 2007 were performing and accruing interest. Additionally, some of the other large relationships included in non-accrual at March 31, 2008 included a group of commercial real estate loans in the Kansas City metropolitan market totaling $1.7 million, $1.0 million in loans to a residential builder in the Colorado Springs market that is currently in foreclosure, and $717,000 of land development loans to a borrower in the Kansas City metropolitan market.

Subsequent to March 31, 2008, we have experienced a continued increase in non-accrual loans, and as of May 12, 2008, we estimate that non-accrual loans approximated $12.6 million, an increase of 6.8% from $11.8 million at March 31, 2008. Subsequent to March 31, 2008, we have since reversed approximately $20,000 of interest earned during the first quarter of 2008 as a result of the increase in non-accrual loans. The increase in non-accrual loans since March 31, 2008 was primarily due to a group of real estate loans in the Kansas City metropolitan area.

Loans 90 days past due and still accruing interest also increased during the three months ended March 31, 2008. The increase in loans 90 days past due and still accruing interest was a result of loans totaling $540,000 to one borrower in the Kansas City metropolitan area and a $543,000 loan in the Colorado Springs market. Subsequent to March 31, 2008, loans 90 day past due and still accruing interest have decreased $452,000 primarily due to payments being received on the loans totaling $540,000 and loans totaling $543,000 transferring to non-accrual status in May.

In addition to the non-performing loans mentioned above, we have also identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. These loans are primarily classified as substandard or doubtful for regulatory purposes under our internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. As of the date of this filing, such loans totaled approximately $31.9 million compared to $20.2 million at December 31, 2007, an increase of 20.3%.  Management is in the process of addressing any outstanding issues with these credits in order to remove the loans from the classified loan list as soon as practicable and maximize the Company’s chances of full payment in accordance with the terms of the loan agreements.

Restructured loans at March 31, 2008 and December 31, 2007 consisted of seven and eight relationships, respectively, the largest of which was an agricultural loan for approximately $499,000 restructured through the Farmers Home Administration.

Other real estate owned at March 31, 2008 consisted of ten properties including six commercial buildings totaling approximately $805,000, three one-to-four family properties totaling approximately $101,000, and one piece of vacant land for approximately $47,000. The properties are all located within our market areas. Management is working to sell the real estate as soon as practicable.

Our loan portfolio is continuously monitored for possible non-performing assets as information becomes available.

Allowance for loan losses

We maintain an allowance for loan losses based on historical experience, an evaluation of economic conditions and regular review of delinquencies and loan portfolio quality. Based upon these factors, we make various assumptions and judgments about the ultimate collectibility of our loan portfolio and provide an allowance for probable loan losses based upon a percentage of the outstanding balances and for specific loans if their ultimate collectibility is considered questionable. Actual losses may differ due to changing conditions or information that is currently not available.

During the three months ended March 31, 2008, we significantly increased our allowance for loan losses through a charge to provision for loan losses. The increase was primarily the result of a review of national banking-related publications, as well as a recent pronouncement of, and informal discussions with, our primary banking regulator, the OCC, which indicated that the economic downturn in the national housing market has accelerated and is more pronounced than previously estimated. Our Banks have concentrations in this area of lending through real estate construction and land development loans. The Federal Deposit Insurance Corporation has recommended that financial institutions such as our Banks, that have concentration levels in these types of loans, increase their levels of loan loss allowances and increase capital to provide ample protection from unexpected losses if market conditions deteriorate further. As a result of this guidance and additional data becoming available relating to the national economy, and more specifically to our market areas, we have considerably increased our Banks’ allowance for loan loss allocations for the three months ended March 31, 2008. Due to the downturn in the economy in our market areas, and the recent significant increases in classified loans, we may increase our allowance for loan loss allocations in the future if deemed necessary.

The following table summarizes our allowance for loan losses:

	Three Months Ended March 31,
	2008	2007
	(Dollars In thousands)
Allowance at beginning of period	$5,987	$5,715
Provision for loan losses	2,574	230
Loans charged off	(358)	(140)
Recoveries	58	28
Allowance at end of period	$8,261	$5,833

Annualized net charge-offs as a percent of total loans	0.21%	0.09%
Allowance as a percent of total loans	1.43%	1.17%
Allowance as a pecent of non-performing loans	91.74%	100.19%

The allowance for loan losses as a percent of total loans was 1.43% at March 31, 2008 compared to 1.07% at December 31, 2007 and 1.17% at March 31, 2007.

The allowance for loan losses as a percent of non-performing loans was 91.74% at March 31, 2008, compared to 85.87% at December 31, 2007 and 100.19% at March 31, 2007. The allowance for loan losses as a percent of non-

performing loans of 91.74% at March 31, 2008 increased compared to December 31, 2007 due to the significant increase in the allowance for loan losses discussed above.

Goodwill and Intangible Assets

Due to the adverse changes in the business climate in which we operate, we have performed goodwill impairment tests as of March 31, 2008 relating to the financial statement carrying value of goodwill at the Banks, in accordance with Statement of Financial Accounting Standards Number 142, Goodwill and Other Intangible Assets. The Banks are currently treated as separate reporting units for purposes of goodwill impairment testing. Prior to the goodwill impairment tests, TeamBank, N.A. had approximately $4.7 million of goodwill and Colorado National Bank had approximately $6.0 million of goodwill. Through the valuations, the Company determined that the goodwill associated with Colorado National Bank was impaired by $6.0 million. This impairment resulted in a direct charge to earnings and had no associated tax benefits. The impairment charge is reflected in the Company’s accompanying financial statements as of March 31, 2008.

Deposits

Total deposits increased approximately $27.2 million, or 4.3%, to $656.6 million at March 31, 2008 from $629.4 million at December 31, 2007. This increase was primarily a result of an increase in certificates of deposits as a result of branch promotional campaigns offset by a decrease in public funds. The decrease in checking deposits was primarily due to a decrease in public funds, which is generally expected during the first quarter due to seasonality.

Principal maturities of time deposits at March 31, 2008 were as follows:

Year ending December 31:	(Dollars in thousands)
June 30, 2008	$123,628
September 30, 2008	60,698
December 31, 2008	106,704
Total 2008	291,030
2009	82,004
2010	8,700
2011	2,165
2012	1,591
Thereafter	664
Total	$386,154

Notes Payable

During the three months ended March 31, 2008, our notes payable decreased from $2.2 million to $2.1 million, or approximately $100,000. The decrease was attributed to a decline in treasury tax and loan accounts.

On April 30, 2008 we drew $2 million on our existing line of credit to fund capital infusions to the Banks. Our remaining available borrowing capacity under the line of credit is $2 million.

Due to the above-mentioned letters received from the OCC and the accompanying restrictions, we received notice from our lender on May 13, 2008 that we are no longer in technical compliance with some of the terms of our line of credit agreement; however we have been granted a waiver of the non-compliance through the maturity date of the note. We typically renew the line of credit as of June 30th each year, and we will seek to renew this line of credit again during the second quarter of 2008. While we do expect that this credit facility will be renewed, we cannot assure that it will be renewed.

Regulatory Capital

We are subject to regulatory capital requirements administered by the Federal Reserve, the Federal Deposit Insurance Corporation and the Comptroller of the Currency. Failure to meet the regulatory capital guidelines may result in the initiation by our regulators of appropriate supervisory or enforcement actions.

As of March 31, 2008 and December 31, 2007, we met all defined regulatory capital adequacy requirements to which we are subject. Our ratios at March 31, 2008 were as follows:

	Team	TeamBank,	Colorado	Minimum
Ratio	Financial, Inc.	N.A.	National Bank	Required
Total capital to risk weighted assets	10.30%	10.59%	10.28%	8.00%
Core capital to risk weighted assets	8.17%	9.38%	9.07%	4.00%
Core capital to average assets	6.73%	7.89%	6.69%	4.00%

As discussed above, we have increased allowances for loan losses and increased levels of capital at each of the Banks to provide protection from unexpected losses if market conditions deteriorate further. Specifically, on May 5, 2008, we infused $1,750,000 and $250,000 in capital to TeamBank, N.A. and Colorado National Bank, respectively. We expect to seek further increases in the level of the Banks’ regulatory capital in the near term, and in order to do so, we expect to consider several alternatives, including seeking additional equity and debt as well as reducing or suspending dividends on our common stock or ceasing to repurchase stock under our stock repurchase program. We cannot, however, assure that we will be successful in raising additional equity or debt, that the capital adequacy levels or loan loss reserves of the Banks will be deemed satisfactory by our banking regulators, that the Banks will not be subject to additional regulatory action, or the impact of such actions on debt covenants.

Liquidity

Our liquidity is continuously forecasted and managed in order to satisfy cash flow requirements of depositors and borrowers and to meet other operating cash flow needs. We have developed internal and external sources of liquidity to meet our liquidity needs. These sources include, but are not limited to, the ability to raise deposits through branch promotional campaigns, the purchase of brokered certificates of deposits, overnight funds, short term investment securities classified as available-for-sale, draws on our line of credit and credit facilities established through the Federal Home Loan Bank of Topeka and other banks.

Our most liquid assets are cash and cash equivalents and investment securities available-for-sale. The levels of these assets are dependent on operating, financing, lending and investing activities during any given period. At March 31, 2008, these assets, approximating $208.8 million, consisted of $55.4 million in cash and cash equivalents, and $153.4 million in investment securities available-for-sale. Approximately $137.8 million of these investment securities were pledged as collateral for borrowings, repurchase agreements and for public funds on deposit at March 31, 2008. Additionally, approximately $131.6 million of collateralized real estate loans are pledged on our borrowings with the Federal home Loan Bank of Topeka. Should the performance of these pledged loans, or the lack thereof, disqualify those loans as collateral, we would be at risk of losing this liquidity, if the pledged collateral is not replaced with other loans.

At March 31, 2008, we had approximately $14.1 million borrowing capacity remaining under agreements with Federal Home Loan Bank of Topeka.

RESULTS OF OPERATIONS

We incurred a net loss for the three months ended March 31, 2008 of $6.4 million, or $1.79 basic and $1.77 diluted loss per share, compared to net income of $1,168,000, or $.32 basic and diluted income per share for the three months ended March 31, 2007. The net loss of $6.4 million was driven by a non-cash $6.0 million impairment charge for the write-off of our goodwill associated with Colorado National Bank. During the three months ended March 31, 2008, we also recorded $2.6 million in provisions for loan losses.

Net Interest Income

Net interest income before provision for loan losses for the three months ended March 31, 2008 totaled $6.4 million compared to $6.2 million for the same period in 2007, an increase of 3.1%.

Net interest margin, adjusted for the tax effect of tax exempt securities, as a percent of average earning assets was 3.51% for the three months ended March 31, 2008, compared to 3.75% during the three months ended March 31, 2007.  The average rate on interest earning assets for the quarter ended March 31, 2008 decreased 42 basis points to 6.94% from 7.36% for the quarter ended March 31, 2007.  Partially offsetting the decrease on the rate of interest earning assets was a decrease in the average cost of interest bearing liabilities of 24 basis points to 3.72% during the three months ended March 31, 2008 from 3.96% during the three months ended March 31, 2007.

The decreases in the rates earned on interest earning assets, and a corresponding decrease in rates paid on interest bearing liabilities, occurred in response to several federal funds rate cuts made by the Federal Reserve Bank during the fourth quarter of 2007 and the first quarter of 2008.  Our loan portfolio is comprised of both fixed rate and variable rate interest earning assets, and therefore, many of the variable rate assets and liabilities have re-priced at lower rates.  However, the re-pricing of our interest earning assets have outpaced the re-pricing of our interest bearing liabilities, resulting in a lower net interest margin.

The following table presents certain information relating to net interest income for the three months ended March 31, 2008 and 2007.  The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown and are presented on a tax-equivalent basis assuming a 34% tax rate for the periods indicated.

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)

Interest earning assets:
Loans receivable, net (1) (2) (3)	$569,440	$10,608	7.49%	$492,783	$9,977	8.21%
Investment securities-taxable	135,914	1,801	5.33%	151,728	1,968	5.26%
Investment securities-nontaxable (4)	30,032	486	6.52%	27,276	431	6.41%

Interest bearing deposits	22,537	179	3.20%	20,625	197	3.87%
Other interest earning assets	681	10	6.08%	681	12	7.15%
Total interest earning assets	$758,604	13,084	6.94%	$693,093	12,585	7.36%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$201,040	762	1.52%	195,621	1,109	2.30%
Time deposits	363,108	4,156	4.60%	302,621	3,544	4.75%
Federal funds purchased and securities sold under agreements to repurchase (5)	2,559	13	2.04%	3,145	1	0.13%
Federal Home Loan Bank advances & other borrowings	110,086	1,198	4.37%	108,174	1,118	4.19%

Subordinated debentures	22,681	343	6.08%	22,681	402	7.19%
Total interest bearing liabilities	$699,474	6,471	3.72%	$632,242	6,174	3.96%

Net interest income (tax equivalent)		$6,613			$6,411
Interest rate spread			3.22%			3.40%
Net interest earning assets	$59,130			$60,851

Net interest margin (4)			3.51%			3.75%
Ratio of average interest bearing liabilities to average interest earning assets	92.21%			91.22%

(1)	Loans are net of deferred costs, less fees.
(2)	Non-accruing loans are included in the computation of average balances.
(3)	The Company includes loan fees in interest income. These fees for the three months ended March 31, 2008 and 2007 were $113,000 and $226,000, respectively.
(4)	Yield is adjusted for the tax effect of tax exempt loans and securities. The tax effects for the three months ended March 31, 2008 and 2007 were $201,000 and $191,000, respectively.
(5)

Interest expense on federal funds purchased and securities sold under agreements to repurchase includes imputed interest on premises under construction. Imputed interest for the three months ended March 31, 2008 and March 31, 2007 was $0 and $35, respectively.

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

	Three Months Ended March 31, 2007
	Compared to
	Three Months Ended March 31, 2008
	Increase (Decrease) Due To:
	Volume	Rate	Net
	(Dollars in Thousands)
Interest income:
Loans receivable, net (1) (2) (3)	$1,606	$(973)	$633
Investment securities-taxable	(216)	13	(203)
Investment securities-nontaxable (4)	46	8	54
Federal funds sold and interest-bearing deposits	37	(20)	17
Other assets	—	(2)	(2)
Total interest income	1,473	(974)	(499)
Interest expense:
Savings deposits and interest bearing checking	35	(384)	(349)
Time deposits	730	(117)	613
Federal funds purchased and securities sold under agreements to repurchase (5)	—	11	11
Federal Home Loan Bank advances and other borrowings	25	55	80
Subordinated debentures	2	(61)	(59)
Total interest expense	792	(496)	296

Net change in net interest income	$681	$(478)	$203

(1)	Loans are net of deferred costs, less fees.
(2)	Non-accruing loans are included in the computation of average balances.
(3)	Loan fees are included in interest income. These fees for the three months ended March 31, 2008 and 2007 were $113,000 and $226,000, respectively.
(4)	Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the three months ended March 31, 2008 and 2007 were $201,000 and $191,000, respectively.
(5)

Interest expense on federal funds purchased and securities sold under agreements to repurchase includes imputed interest on premises under construction. Imputed interest for the three months ended March 31, 2008 and March 31, 2007 was $0 and $35, respectively.

Interest earning assets

The average rate on interest earning assets was 6.94% for the three months ended March 31, 2008, representing a decrease of 42 basis points from 7.36% for the same three months in 2007.  Interest earning assets are comprised of loans receivable, investment securities, interest-bearing deposits and an investment in a non-consolidated wholly owned subsidiary that was formed for the purpose of issuing trust preferred securities.

The average rate on loans receivable decreased 72 basis points to 7.49% for the three months ended March 31, 2008, compared to 8.21% for the three months ended March 31, 2007.  The loans receivable average balance increased approximately $76.6 million for the three months ended March 31, 2008 compared to the average balance for the same three months in 2007, partially offsetting the decrease in the average rate received on loans.  The increase in the average loan balances offset by the decrease in the rate earned resulted in an increase in interest income from loans receivable of approximately $633,000.

The average rate on investment securities adjusted for the tax effect of tax exempt securities increased to 5.54% for the three months ended March 31, 2008, compared to 5.39% for the three months ended March 31, 2007.  This increase in the yield was offset by a decrease in average balance of $13.1 million during the quarter ended March 31, 2008 to $165.9 million compared to average balance during the quarter ended March 31, 2007 of $179.0 million.

Interest bearing liabilities

The average rate paid on interest-bearing liabilities decreased 24 basis points to 3.72% for the three months ended March 31, 2008, compared to 3.96% for the same three months in 2007.  Interest-bearing liabilities are comprised of savings and interest bearing checking deposits, time deposits, federal funds purchased and securities sold under agreements to repurchase, holding company notes payable, Federal Home Loan Bank advances and other borrowings, and subordinated debentures held by our subsidiary trust which issued trust preferred securities.

The average rate paid on interest-bearing savings and interest-bearing checking deposits decreased 78 basis points to 1.52% for the three months March 31, 2008, compared to 2.30% for the three months ended March 31, 2007.  The average rate paid on time deposits decreased 15 basis points to 4.60% during the first quarter of 2008 compared to 4.75% during the first quarter of 2007.

The effective interest rate on the subordinated debentures was 6.08% for the three months ended March 31, 2008 and 7.19% for the same period of 2007.  The subordinated debentures are part of a pooled trust preferred security at a variable rate of 1.65% above the 90-day LIBOR.  The trust preferred security has a 30-year term maturing in 2035 and a callable option in 2011, five years after the issuance date.  The issuance of the subordinated debentures did not have a placement or annual trustee fee associated with it.

Provision for Loan Losses

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to our types of lending and our market areas, and other factors related to the collectibility of our loan portfolio.

As discussed above, we have increased our Banks’ allowance for loan loss allocations, and during the three months ended March 31, 2008   we recorded a provision for loan losses totaling $2.6 million, compared to $230,000 for the three months ended March 31, 2007.

Non-Interest Income

The following table summarizes non-interest income for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Service charges	$830	$817
Trust fees	161	169
Brokerage service revenue	57	56
Gain on sales of mortgage loans	180	145
Gain on sales of investment securities	158	—
Mortgage servicing fees	42	47
Merchant processing fees	3	4
ATM and debit card fees	161	125
Bank owned life insurance income	245	237
Other	138	135
Total non-interest income	$1,975	$1,735

Non-interest income increased approximately $240,000, or 13.8%, from the three months ended March 31, 2007 primarily due to a $158,000 increase in gain on sales of investment securities, which was due to a gain on redemption of Visa, Inc. stock.  As a Visa member bank, the Company had an obligation to share certain litigation costs of Visa and had previously recorded this obligation. Visa held an initial public offering in March of 2008 in which it redeemed a portion of Class B stock held by member banks. The Company received cash of $111,000 in that redemption, which was recorded as a gain on sale of investment securities.  The Company’s remaining obligation to pay for other unsettled portions of the Visa lawsuits is approximately $65,000 and is included in other liabilities in the March 31, 2008 balance sheet.  Also contributing to the increase in total other income was a $35,000 increase in gain on sale of mortgage loans during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The increase in gain on sale of mortgage loans coincided with the recent interest rate cuts initiated by the Federal Reserve.

Non-Interest Expense

The following table presents non-interest expense from continuing operations for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
	(In thousands)
Salaries and employee benefits	$3,503	$3,130
Occupancy and equipment	842	735
Data processing	719	737
Professional fees	391	450
Marketing	78	110
Supplies	78	81
Intangible asset amortization	156	140
Goodwill impairment	5,992	—
Other	975	786
Total other expenses	$12,734	$6,169

Non-interest expense increased approximated $6.6 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The increase in non-interest expense was primarily due to the non-cash $6.0 million goodwill impairment charge discussed above, coupled with increases in salaries and employee benefits, occupancy and equipment and increases in other non-interest expenses, which included a significant robbery loss.  Salaries and employee benefits increased as a result of hiring additional personnel to staff our new branches, coupled with increased compensation expense and increased benefits expense.  The increase in occupancy was also largely due to the new branches and the associated increase in depreciation expense.

Income Tax Expense

We experienced an income tax benefit of $509,000 for the three months ended March 31, 2008 compared to income tax expense of $387,000 for the three months ended March 31, 2007.  The effective tax rate for the three months ended March 31, 2008, was (7.4%), compared to 24.9% for the three months ended March 31, 2007.  The effective tax  (benefit)/expense rate is less than the statutory federal rate of 34.0% due primarily to municipal interest income and income from the investment in bank owned life insurance. The 2008 tax benefit rate is further impacted by the goodwill impairment during the first three months of 2008.  This impairment charge is non-deductible for tax purposes; as a result, it decreased the expected tax benefit by approximately 29%.

In accordance with FIN 48, discussed in note 2, “Recent Accounting Pronouncements,” the Company has performed an analysis and has taken the position that it is not more likely than not that certain state tax benefits will be recognized in the future.  As of the three months ended March 31, 2008, approximately $759 thousand of unrecognized tax benefits related to certain state tax benefits, and approximately $7 thousand of unrecognized tax benefits related to acquisition costs were included in other liabilities within the consolidated balance sheet.  During the first quarter of 2008, a total of approximately $59,000 was added to these reserves.  If recognized, all of the tax benefits would increase net income, decreasing the effective tax rate.

Item 3:             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

Asset and liability management refers to management’s efforts to minimize fluctuations in net interest income caused by interest rate changes.  This is accomplished by managing the repricing of interest rate sensitive interest bearing assets and interest bearing liabilities.  Controlling the maturity of repricing of an institution’s liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management.

The following table indicates that at March 31, 2008, if there had been a sudden and sustained increase in prevailing market interest rates, our net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.

	Net interest	(Decrease)
Change in interest rates	income	increase	% change
	(Dollar in thousands)
200 basis point rise	$27,858	1,297	4.88%
100 basis point rise	27,209	648	2.44%
Base rate scenario	26,561	—	—
100 basis point decline	24,882	(1,679)	(6.32)%
200 basis point decline	22,544	(4,017)	(15.12)%

Item 4:             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, our management, including the Chief Executive Officer and Interim Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in the Securities Exchange Commission’s rules and forms.

Change in Internal Controls

No changes in our internal controls over financial reporting have occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II	OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

From time to time the Company is involved in routine litigation incidental to the conduct of our business.  There have been no material changes to the status of the litigation reported under “Legal Proceedings” in its Form 10-K/A for the year ended December 31, 2007, which is incorporated herein by reference.  The Company does not believe that any pending litigation to which it is a party will have a material adverse effect on its liquidity, financial condition, or results of operations.

Item 1A. Risk Factors

There are numerous risks and uncertainties that can affect our business, financial performance or share price. Set forth below are the material risks which we believe could cause our future business, operating results, financial condition or share price to be different than our expectations.

A slowdown in real estate sales and a decrease in some residential real estate values within our market areas have and may continue to adversely affect our earnings and financial condition.   The downturn of economic conditions in the national residential real estate market during 2007, the continued decline in home sales, the stagnate median home prices year-over-year in the major metropolitan areas in our market areas and the decline in prices for newly constructed homes, resulted in an increase in non-performing assets and our provision for loan losses for the quarter ended March 31, 2008, as well as continued increases in nonaccrual loans and classified loans since then.  The housing industry in the Midwest experienced a downturn during the last quarter of 2007 and continuing into 2008 reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new home construction resulting in some over-supply of housing inventory and increased foreclosure rates. If these market conditions do not improve during 2008 or deteriorate further, or if these market conditions and slowing economy negatively impact the commercial non-residential real estate market, our earnings and financial condition may be adversely impacted because a significant portion of our loans are secured by real estate in our market areas.

Our loan portfolio is concentrated in real estate lending which makes our loan portfolio more susceptible to credit losses in the current real estate market.  The new home real estate market in our market areas declined during the last quarter of 2007 and continuing into 2008.  Our loan portfolio has a concentration in construction and land development loans and in commercial real estate loans (most of which are located in our market areas and many of which involve land development).  We have a heightened exposure to credit losses that may arise from this concentration as a result of the downturn in the real estate sector.

If the current economic environment continues for a prolonged period of time or deteriorates further, collateral values may further decline and may result in increased credit losses in these loans.

Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property or permanent financing. Specific risks include:

•      cost overruns;

•      mismanaged construction;

•      inferior or improper construction techniques;

•      economic changes or downturns during construction;

•      zoning approvals;

•      adverse weather;

•      shortages of supplies and/or labor;

•      rising interest rates that may prevent sale of the property; and

•      failure to sell completed projects or units in a timely manner.

The occurrence of any of the preceding risks could result in the deterioration of one or more of these loans which could increase our non-performing assets. An increase in non-performing loans may result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition, results of operations and/or liquidity.

Also, our construction and land development loans could be susceptible to extended maturities or borrower defaults, and we could experience higher credit losses and non-performing loans in this portfolio if the economy continues to slow down, capital markets involving commercial real estate loans deteriorate, real estate market conditions weaken further and lenders further tighten credit standards and limit availability of financing.

Our loan losses could exceed our allowance for loan losses. Our average loan size continues to increase and part of our allowance for loan losses relies on historical results which may not be representative of future losses.  Approximately 67.2% of our loan portfolio at March 31, 2008 was composed of construction and land development loans and commercial loans secured by real estate.  Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and that a portion of these delinquent loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit strength of our borrowers and/or guarantors.

We are subject to extensive regulation that could limit or restrict our activities.  We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the Office of the Comptroller of the Currency (the “OCC”), the FDIC, and the Federal Reserve Board. Compliance with these regulations is costly and restricts certain activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of branches. We must also meet regulatory capital requirements. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations could be materially and adversely affected. Our failure to remain “well capitalized” and “well managed” for regulatory purposes could affect customer confidence, our ability to grow, our cost of funds and higher FDIC insurance premiums, our ability to pay dividends on our capital stock, to repurchase shares and our ability to make acquisitions.

The laws and regulations applicable to the banking industry could change at any time, and the effects of these changes on our business and profitability cannot be predicted. For example, new legislation or regulation could limit the manner in which we may conduct business, including our ability to obtain financing, attract deposits, make loans and expand our business through opening new branch offices. Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders. In addition, the burden imposed by these regulations may place us at a competitive disadvantage compared to competitors who are less regulated. The laws, regulations, interpretations, and enforcement policies that apply to us have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. The cost of compliance with these laws and regulations could adversely affect our ability to operate profitably. Moreover, as a regulated entity, we can be requested by regulators to implement changes to our operations.

We are subject to an ongoing examination by our primary banking regulator, the result of which may require us to raise additional capital and decrease our concentration in construction and land development loans, as well as other corrective action.  National banking-related publications, as well as a recent pronouncement of our primary banking regulator, the OCC, have indicated that the economic downturn in the national housing market has accelerated and is more pronounced than previously estimated.  Our Banks have concentrations in this area of lending through real estate construction and land development loans.  The Federal Deposit Insurance Corporation has recommended that financial institutions such as our Banks, that have concentration levels in these types of loans, increase their levels of loan loss allowances and increase capital to provide ample protection from unexpected losses if market conditions deteriorate further.  As a result of this guidance and additional data becoming available relating to the national economy, and more specifically to our market areas, we have increased our Banks’ allowance for loan loss allocations by an aggregate of $2 million.  Specifically, on May 2, 2008 the Board of Directors of TeamBank, N.A. approved an additional $1,750,000 to be allocated to the allowance for loan losses, through a charge to provision for loan losses and on May 6, 2008, the Board of Directors of Colorado National Bank, approved an additional $250,000 to be allocated to the allowance for loan losses, through a charge to provision for loan losses.   We infused $1,750,000 and $250,000 in capital to TeamBank, N.A. and Colorado National Bank, respectively on May 5, 2008.   We funded the capital infusions through our existing line of credit, and our remaining available borrowing capacity under the line of credit is $2 million.  Also, in order to increase their regulatory capital ratios and decrease their concentrations in real estate construction and land development loans, the Banks may decrease these loan balances through loan sales to other financial institutions or investors.   In order to provide additional capital to the Banks, we expect to consider several alternatives, including seeking additional equity and debt as well as reducing dividends on our common stock or ceasing the repurchase of shares under the stock repurchase program. We cannot, however, assure that we will be successful in raising additional equity or debt, that the capital adequacy levels or loan loss reserves of the Banks will be deemed satisfactory by our banking regulators, that the Banks will not be subject to additional regulatory action, or of the impact of such actions on debt covenants.

In connection with the ongoing examination of the Banks, on April 24, 2008, the Banks each received a letter from the OCC, Kansas City South Field office, indicating that it believes the Banks are deemed to be in “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, and, as a result, the Banks are subject to specified restrictions on operations.  These letters were received before the OCC’s issuance of its examination report and were based upon the OCC staff’s determination that the Banks had deficiencies in credit administration practices, loan risk rating systems, loan loss allowance methodologies, and levels of classified assets.  The restrictions provide that:  (1) the Banks must notify the OCC 90 days before adding or replacing a member of their respective boards of directors or employing any, or promoting any existing employee as a senior executive officer, and (2) the Banks may not, except under certain circumstances, enter into any agreements to make severance or indemnification payments or make any such payments to institution-affiliated parties.  We expect to cooperate with the OCC to quickly address any regulatory concerns.

Any further significant deterioration in these market conditions could have a material adverse affect on our business, financial condition and results of operation.

We may be required by our primary banking regulator to raise additional capital, but capital may not be available.  We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To the extent that regulatory authorities require us to increase our capital ratios or we further expand our asset base, primarily through loan growth, we will be required to support this growth with additional capital.  Our primary regulator, the OCC has indicated to us informally that we should consider increasing the capital ratios of our subsidiary Banks, although we have not received their formal, written recommendations or requirements in this area. Based on this recommendation, we have infused capital totaling $2 million into our Banks.  Should we seek to raise additional capital in the near term through equity and/or debt, we have $2 million of additional borrowing capacity on our existing line of credit, which is up for renewal in the second quarter of 2008.  We cannot assure that the line of credit will be renewed, or that we will be able to raise additional capital.

Our ability to raise additional capital will depend on conditions in the capital markets, which are outside of our control, and on our financial performance, which has deteriorated as discussed elsewhere in this report.  Accordingly, we cannot assure our ability to raise additional capital when needed or on economical terms. If we cannot raise additional capital when needed, we expect we will be subject to increased regulatory supervision and the likely imposition of restrictions on our ability to make loans and grow our business.  Also, these restrictions could negatively impact our ability to seek to expand our operations and result in increases in operating expenses and reductions in revenues that would negatively affect our operating results.

Increase in our allowance for loan losses will result in reduced earnings.  We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment.  We continually evaluate the collectibility of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as:

•      the risk characteristics of various classifications of loans;

•      previous loan loss experience;

•      specific loans that have loss potential;

•      delinquency trends;

•      estimated fair value of the collateral;

•      current economic conditions;

•      the views of our regulators; and

•      geographic and industry loan concentrations.

Many of these factors are difficult to predict or estimate accurately, particularly in a changing economic environment. If our evaluation is incorrect and borrower defaults cause losses exceeding the portion of our allowance for loan losses allocated to those loans, our earnings could be significantly and adversely affected.  We may experience losses in our loan portfolio or perceive adverse trends that require us to significantly increase our allowance for loan losses in the future, such as occurred in 2008 to date, which would reduce future earnings.  In addition, our regulators may require our Banks to increase or decrease our allowance for loan losses.

Our nonresidential real estate loans expose us to increased lending risks.  At March 31, 2008, $390 million, or 67.2%, of our loan portfolio consisted of construction and land development loans and commercial loans secured by real estate.  These types of loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the income stream of the borrowers. Such loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. These loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Because such loans generally entail greater risk than residential mortgage loans, and due to the declining economic conditions in our market areas, we may need to increase our allowance for loan losses in the future to account for the increase in probable incurred credit losses associated with such loans. Also, many of our nonresidential real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

The banking regulators are giving commercial real estate lending greater scrutiny, and have required banks with higher levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.  We recently received letters from the OCC indicating that it believes our subsidiary Banks are deemed to be in “troubled condition” and specifically citing that our Banks had deficiencies in credit administration practices, loan risk rating systems, loan loss allowance methodologies and levels of classified assets.  We expect to cooperate with the OCC to address any regulatory concerns and, as previously indicated, that they may request that we consider increasing our levels of allowance for loan losses and increase the capital ratios of our Banks.

Our stock price can be volatile.  Our stock price can fluctuate widely in response to a variety of factors. Factors include actual or anticipated variations in our quarterly operating results, recommendations by securities analysts, operating and stock price performance of other companies, news reports, results of litigation and other factors, including those described in this “Risk Factors” section. Our common stock also has a low average daily trading volume, which limits a person’s ability to quickly accumulate or quickly divest themselves of large blocks of our stock. In addition, a low average trading volume can lead to significant price swings even when a relatively small number of shares are being traded.

Our decisions regarding credit risk may materially and adversely affect our business.   Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed our loan loss reserves. The risk of nonpayment is affected by a number of factors, including:

•      the duration of the credit;

•      credit risks of a particular customer;

•      changes in economic and industry conditions; and

•      in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory limits, in certain circumstances we have made loans that exceed either our internal underwriting guidelines, supervisory limits, or both as provided by the regulations.  We generally consider making such loans only after taking into account the financial strength of the borrower and/or guarantor. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory limits, our internal guidelines, or both could increase the risk of delinquencies or defaults in our portfolio. Any such delinquencies or defaults could have an adverse affect on our results of operations and financial condition.

We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if we rely on misleading information.  In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer's audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

Our small to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.  We target the banking and financial services needs of small and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities. If general economic conditions negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operation could be adversely affected.

We are subject to ongoing changes in monetary policy and the economic environment.  The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of financial holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Federal Reserve's monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on our business and earnings cannot be predicted.

Liquidity needs could adversely affect our financial condition and results of operation.  We rely on dividends from our bank subsidiaries as our primary source of funds. The primary sources of funds of our bank subsidiaries are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability.

Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include proceeds from Federal Home Loan Bank advances, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

Efforts to comply with the Sarbanes-Oxley Act of 2002 will continue to involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act of 2002 may adversely affect our business.  The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and expect to continue to experience, greater compliance costs, including costs of completing our audits and the costs related to maintaining and certifying internal controls, as a result of the Sarbanes-Oxley Act. We expect these new rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We evaluate our internal control systems in order to allow management to report on, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, the trading price of our common stock could decline, our ability to obtain any necessary equity or debt financing could suffer, and our common stock could ultimately be delisted from The Nasdaq Global Market. In this event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

We rely heavily on our management team, and the unexpected loss of key employees may adversely affect our operations.  Much of our success to date has been influenced strongly by our ability to attract and retain senior management experienced in banking and financial services. Our ability to attract and retain executive officers, management teams and loan officers of our operating subsidiaries will continue to be important to the successful implementation of our strategies. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse affect on our business, financial condition and results of operations.

We may not be successful in implementing our internal growth strategy due to numerous factors, which could negatively affect earnings.  We intend to seek to further an internal growth strategy, the success of which is subject to our ability to generate an increasing level of loans and deposits at acceptable risk levels without corresponding increases in non-interest expenses. We may not be successful in our internal growth strategies due to competition, delays, and other impediments resulting from regulatory oversight and control, lack of qualified personnel, scarcity of branch sites or deficient site selection of bank branches. In addition, the success of our internal growth strategy will depend on maintaining sufficient regulatory capital levels and on positive economic conditions in our primary market areas.

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

Our growth strategy involves operating and merger and acquisition risks that may negatively impact our profits.  We face risks in our growth strategy, including the risks that we will be unable to expand our business through the merging with or acquisition of other financial institutions or bank branches or by internal growth, including the opening of new branch offices. Our ability to grow through the opening of new branches involves risks that the growth depends primarily on our ability to identify attractive markets and acquire or establish branch locations in those markets at reasonable costs. In addition, we must attract the necessary deposits and generate sound loans in those markets.

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

If we are unable to successfully integrate mergers or acquisitions, our earnings could decrease.  In connection with mergers or acquisitions of other banks, bank branches or other financial service providers, we face risks in integrating and managing these businesses. We may also consider various merger proposals in the future. To integrate a merger or an acquisition operationally, we must:

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

•                  our ability to attract deposits;

•                  our ability to achieve cost savings. Historically, we have not implemented wholesale cost cutting after acquisitions, preferring to adjust operational costs on an ongoing basis in order to preserve market share and each acquired entity's standing in its community; and

•      our ability to attract and retain qualified management and other qualified personnel.

An inability to manage these factors may have a material adverse effect on our financial condition, results of operations, liquidity or share price.

Changes in interest rates could affect our earnings.  Our net interest income is our largest source of revenue. Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and other borrowings. We cannot predict or control changes in interest rates, which are affected by national, regional and local economic conditions and the policies of regulatory authorities. While we continually take measures designed to manage the risks from changes in market interest rate, changes in interest rates can still have a material adverse effect on our earnings.

An interruption in or breach in security of our information systems may result in a loss of customer business and have an adverse affect on our results of operations, financial condition and cash flows.  We rely heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposits, servicing or loan origination systems.  Although we have policies and procedures designed to prevent or minimize the effect of a failure, interruption or breach in security of its communications or information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur, or if they do occur, that they will be adequately addressed by us.  The occurrence of any such failures, interruptions or security breaches could result in a loss of customer business and have a negative effect on our results of operations, financial condition and cash flows.

Our business operations are dependent on technology and our inability to invest in technological improvements may adversely affect our results of operations, financial condition and cash flows.  The financial services industry is undergoing rapid technological changes with frequent introductions of new technology driven products and services.  In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  Our future success depends in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in our operations.  Many of our competitors have substantially greater resources to invest in technological improvements.  We may not be able to implement new technology driven products and service effectively or be successful in marketing these products and services to its customers, which may negatively affect our results of operations, financial condition and cash flows.

Any future decrease in the carrying value of goodwill may impact earnings.  We continue to report $4.7 million of goodwill on our books.  Further adverse changes in the business climate in which the Company operates may cause the carrying value of the goodwill to become impaired and require a charge to earnings.

We cannot be certain that our existing line of credit will be renewed.  We have a $6 million line of credit with our correspondent bank of which we are currently utilizing $4 million.  The renewal of this line of credit is scheduled for the second quarter of 2008.  While the line of credit has been renewed in the past, we cannot assure renewal in the future.  Nonrenewal of the line of credit would adversely impact our capital resources and liquidity.

Item 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  The following table summarizes information about the shares of common stock we repurchased during the first quarter of 2008.

			Total Number of
			Shares Purchased
			as Part of	Maximum Number
	Total Number		Publicly	of Shares That
	of Shares	Average Price	Announced	May Yet Be purchased
Period	Purchased	Paid per Share	Program	Under The Program

January 1- January 31	—	$—	—	202,278
February 1-February 29	—	$—	—	202,278
March 1 - March 31	7,600	$13.46	7,600	194,678

Total	7,600	$13.46	7,600

The Board of Directors approved a stock repurchase program, announced October 14, 2004, authorizing the repurchase of up to 400,000 shares of our common stock.  The stock repurchase program does not have an expiration date.

Item 5:             OTHER INFORMATION

On May 13, 2008, we were notified by U.S. Bank, N.A. (“U.S. Bank”) that we were in technical default of our Revolving Credit Agreement with U.S. Bank, dated March 18, 2004 (the “Credit Agreement”) pursuant to Section 6.1 of the Credit Agreement as a result of correspondence received on April 24, 2008 by our subsidiary banks from the Office of the Comptroller of the Currency that our subsidiary banks were in “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, and, as a result, our subsidiary banks are subject to specified restrictions on operations. This correspondence would have caused the Company to violate a covenant in the Credit Agreement; however, we have received notification from U.S. Bank that this violation will be waived until the maturity date of the Credit Agreement.  The Credit Agreement matures June 30, 2008, at which time we expect that the Credit Agreement will be renewed, however we cannot assure that the Credit Agreement will be renewed.

Item 6.             EXHIBITS

Exhibit Number	Description

3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)

3.2	Amended and Restated Bylaws of Team Financial, Inc. (8)

4.9	Indenture between Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (8)

4.10	Debenture Subscription Agreement between Team Financial, Inc. and Team Financial Capital Trust II dated September 14, 2006 (8)

4.11	Common Securities Subscription Agreement between Team Financial Capital Trust II and Team Financial, Inc. dated September 14, 2006 (8)

4.12	Purchase Agreement among Team Financial Capital Trust II, Team Financial Inc., and Bear, Stearns & Co., Inc. dated September 12, 2006 (8)

4.13	Guarantee Agreement delivered by Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (8)

4.14	Junior Subordinated Debenture of Team Financial, Inc. due 2036 (8)

4.15	Capital Security Certificate of Team Financial Capital Trust II evidencing 22,000 Capital Securities owned by Cede & Co. (8)

4.16	Common Security Certificate of Team Financial Capital Trust II evidencing 681 Commons Securities owned by Team Financial, Inc. (8)

10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated April 15, 2008. (12)

10.2	Employment Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated March 14, 2007. (9)

10.3	Employment Agreement between Team Financial, Inc. and Sandra J. Moll dated March 2, 2007. (9)

10.5	Technology Outsourcing Renewal Agreement between Team Financial, Inc. and Metavante Corporation dated December 1, 2007. (11)

10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)

10.7-10.9	Exhibit numbers intentionally not used.

10.10	Agreement dated May 16, 2006 among Team Financial, Inc. and McCaffree Financial Corporation. (7)

10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)

10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)

10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)

10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)

10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (4)

10.15.1	Amendment to Loan Agreement and Note between Team Financial, Inc. and US Bank dated June 30, 2007. (10)

10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (2)

10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (2)

10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (2)

10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (2)

10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (2)

10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (2)

10.29	Stock Purchase Agreement dated February 7, 2005 between TeamBank, N.A. and International Insurance Brokers, Ltd., LLC. (5)

10.30	Executive Retirement and Release Agreement between Michael L. Gibson and Team Financial, Inc. dated May 24, 2007. (10)

11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (12)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (12)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (12)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350. (12)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350. (12)

(1)	Filed with Registration Statement on Form S-1 dated August 6, 2001, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.
(2)	Filed with Annual Report on Form 10-K for the Year Ending December 31, 2002, and incorporated herein by reference.
(3)	Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, Registration Statement No. 333-64934) and are incorporated herein by reference.
(4)	Filed with quarterly report on form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.
(5)	Filed with annual report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(6)	Filed with quarterly report on form 10-Q for the period ended March 31, 2006 and incorporated herein by reference.
(7)	Filed with Form 8-K dated May 22, 2006 and incorporated herein by reference.
(8)	Filed with quarterly report on form 10-Q for the period ended September 30, 2006 and incorporated herein by reference.
(9)	Filed with quarterly report on form 10-Q for the period ended March 31, 2007 and incorporated herein by reference.
(10)	Filed with quarterly report on form 10-Q for the period ended June 30, 2007 and incorporated herein by reference
(11)	Filed with annual report on Form 10-K/A for the year ended December 31, 2007, and incorporated herein by reference.
(12)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 15, 2008	By:	/s/ Robert J. Weatherbie
Robert J. Weatherbie
Chairman and
Chief Executive Officer

Date:	May 15, 2008	By:	/s/ Bruce R. Vance
Bruce R. Vance
Interim Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)

3.2	Amended and Restated Bylaws of Team Financial, Inc. (8)

4.9	Indenture between Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (8)

4.10	Debenture Subscription Agreement between Team Financial, Inc. and Team Financial Capital Trust II dated September 14, 2006 (8)

4.11	Common Securities Subscription Agreement between Team Financial Capital Trust II and Team Financial, Inc. dated September 14, 2006 (8)

4.12	Purchase Agreement among Team Financial Capital Trust II, Team Financial Inc., and Bear, Stearns & Co., Inc. dated September 12, 2006 (8)

4.13	Guarantee Agreement delivered by Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (8)

4.14	Junior Subordinated Debenture of Team Financial, Inc. due 2036 (8)

4.15	Capital Security Certificate of Team Financial Capital Trust II evidencing 22,000 Capital Securities owned by Cede & Co. (8)

4.16	Common Security Certificate of Team Financial Capital Trust II evidencing 681 Commons Securities owned by Team Financial, Inc. (8)

10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated April 15, 2008. (12)

10.2	Employment Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated March 14, 2007. (9)

10.3	Employment Agreement between Team Financial, Inc. and Sandra J. Moll dated March 2, 2007. (9)

10.5	Technology Outsourcing Renewal Agreement between Team Financial, Inc. and Metavante Corporation dated December 1, 2007. (11)

10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)

10.7-10.9	Exhibit numbers intentionally not used.

10.10	Agreement dated May 16, 2006 among Team Financial, Inc. and McCaffree Financial Corporation. (7)

10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)

10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)

10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)

10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)

10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (4)

10.15.1	Amendment to Loan Agreement and Note between Team Financial, Inc. and US Bank dated June 30, 2007. (10)

10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (2)

10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (2)

10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (2)

10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (2)

10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (2)

10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (2)

10.29	Stock Purchase Agreement dated February 7, 2005 between TeamBank, N.A. and International Insurance Brokers, Ltd., LLC. (5)

10.30	Executive Retirement and Release Agreement between Michael L. Gibson and Team Financial, Inc. dated May 24, 2007. (10)

11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (12)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (12)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (12)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350. (12)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350. (12)

(1)	Filed with Registration Statement on Form S-1 dated August 6, 2001, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.
(2)	Filed with Annual Report on Form 10-K for the Year Ending December 31, 2002, and incorporated herein by reference.
(3)	Filed with Registration Statement on Form S-1 dated July 12, 2001, as amended, Registration Statement No. 333-64934) and are incorporated herein by reference.
(4)	Filed with quarterly report on form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.
(5)	Filed with annual report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
(6)	Filed with quarterly report on form 10-Q for the period ended March 31, 2006 and incorporated herein by reference.
(7)	Filed with Form 8-K dated May 22, 2006 and incorporated herein by reference.
(8)	Filed with quarterly report on form 10-Q for the period ended September 30, 2006 and incorporated herein by reference.
(9)	Filed with quarterly report on form 10-Q for the period ended March 31, 2007 and incorporated herein by reference.
(10)	Filed with quarterly report on form 10-Q for the period ended June 30, 2007 and incorporated herein by reference
(11)	Filed with annual report on Form 10-K/A for the year ended December 31, 2007, and incorporated herein by reference.
(12)	Filed herewith.