Form 10-Q
period 2008-06-30
TEAM FINANCIAL INC /KS
filed 2008-08-19
CIK 1082484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “accelerated filer.” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

There were 3,596,103 shares of the Registrant’s common stock, no par value, outstanding as of August 11, 2008.

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Financial Condition

(In thousands)

	June 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$17,373	$20,258
Federal funds sold and interest bearing bank deposits	136	9,926
Cash and cash equivalents	17,509	30,184

Investment securities:
Available for sale, at fair value (amortized cost of $156,198 and $166,369 at June 30, 2008 and December 31, 2007, respectively)	154,626	165,848
Non-marketable equity securities at cost	9,708	9,493
Total investment securities	164,334	175,341

Loans receivable, net of unearned fees	577,231	560,861
Allowance for loan losses	(12,013)	(5,987)
Net loans receivable	565,218	554,874

Accrued interest receivable	5,232	5,599
Premises and equipment, net	21,682	22,083
Assets acquired through foreclosure	3,003	934
Goodwill	—	10,700
Intangible assets, net of accumulated amortization	2,223	2,523
Bank owned life insurance policies	21,158	20,739
Deferred tax assets	5,321	2,429
Other assets	1,661	2,087

Total assets	$807,341	$827,493

Liabilities and Stockholders’ Equity
Deposits:
Checking deposits	$169,276	$187,356
Savings deposits	28,467	25,848
Money market deposits	53,665	68,472
Certificates of deposit	353,183	347,710
Total deposits	604,591	629,386
Federal funds purchased and securities
sold under agreements to repurchase	21,702	2,969
Federal Home Loan Bank advances	107,972	108,005
Notes payable and Treasury tax and loan	4,159	2,195
Subordinated debentures	22,681	22,681
Accrued expenses and other liabilities	7,337	9,206

Total liabilities	768,442	774,442

Stockholders’ Equity:
Common stock, no par value, 50,000,000 shares authorized; 4,506,830 and 4,502,791 shares issued; 3,596,103 and 3,575,064 shares outstanding at June 30, 2008 and December 31, 2007, respectively	27,972	27,916
Capital surplus	260	308
Retained earnings	23,425	37,149
Treasury stock, 910,727 and 927,727 shares of common stock at cost at June 30, 2008, and December 31, 2007, respectively	(11,719)	(11,978)
Accumulated other comprehensive income (loss)	(1,039)	(344)

Total stockholders’ equity	38,899	53,051

Total liabilities and stockholders’ equity	$807,341	$827,493

See accompanying notes to the unaudited consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest Income:
Interest and fees on loans	$9,699	$10,283	$20,271	$20,213
Taxable investment securities	1,768	2,024	3,568	3,992
Nontaxable investment securities	320	293	641	580
Other	53	108	243	317

Total interest income	11,840	12,708	24,723	25,102

Interest Expense:
Deposits:
Checking deposits	215	509	506	1,053
Savings deposits	46	50	91	102
Money market deposits	280	520	706	1,034
Certificates of deposit	3,611	3,680	7,767	7,224
Federal funds purchased and securities sold under agreements to repurchase	42	24	55	26
Federal Home Loan Bank advances payable	1,167	1,126	2,333	2,239
Notes payable and other borrowings	42	3	73	7
Subordinated debentures	257	402	600	804

Total interest expense	5,660	6,314	12,131	12,489

Net interest income before provision for loan losses	6,180	6,394	12,592	12,613

Provision for loan losses	4,120	77	6,694	307

Net interest income after provision for loan losses	2,060	6,317	5,898	12,306

Non-Interest Income:
Service charges	923	908	1,753	1,725
Trust fees	191	249	352	418
Gain on sales of mortgage loans	149	154	329	299
Gain on sales of investment securities	262	1	420	1
Bank-owned life insurance income	244	238	489	475
Other	460	383	861	750

Total non-interest income	2,229	1,933	4,204	3,668

Non-Interest Expenses:
Salaries and employee benefits	3,135	3,067	6,638	6,197
Occupancy and equipment	818	842	1,660	1,577
Data processing	672	785	1,391	1,522
Professional fees	1,005	222	1,396	672
Marketing	93	169	171	279
Supplies	97	111	175	192
Intangible asset amortization	158	126	314	266
Loss on impairment of investment securities	905	—	905	—
Goodwill impairment	4,708	—	10,700	—
Other	1,307	929	2,282	1,715

Total non-interest expenses	12,898	6,251	25,632	12,420

Income (loss) before income taxes	(8,609)	1,999	(15,530)	3,554

Income tax expense (benefit)	(1,585)	588	(2,094)	975

Net income (loss)	$(7,024)	$1,411	$(13,436)	$2,579

Basic income (loss) per share	$(1.95)	$0.39	$(3.74)	$0.72
Diluted income (loss) per share	$(1.95)	$0.38	$(3.71)	$0.70
Shares applicable to basic income per share	3,596,103	3,615,244	3,587,794	3,605,229
Shares applicable to diluted income per share	3,610,991	3,684,649	3,619,516	3,675,921

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$(7,024)	$1,411	$(13,436)	$2,579
Other comprehensive loss, net of tax:
Unrealized losses on investment securities available for sale net of tax of $(1,605) and $(865) for the three months ended June 30, 2008 and June 30, 2007, respectively; and net of tax of $(522) and $(703) for the six months ended June 30, 2008 and June 30, 2007 respectively	(3,116)	(1,678)	(1,015)	(1,367)

Reclassification adjustment for gains included in net income net of tax of $(89) and $0 for the three months ended June 30, 2008 and June 30, 2007, respectively; and net of tax of $(143) and $0 for the six months ended June 30, 2008 and June 30, 2007 respectively	(173)	(1)	(277)	(1)

Reclassification adjustment for loss on impairments included in net income net of tax of $308 and $0 for the three months ended June 30, 2008 and June 30, 2007, respectively; and net of tax of $308 and $0 for the six months ended June 30, 2008 and June 30, 2007, respectively	597	—	597	—
Other comprehensive loss, net	(2,692)	(1,679)	(695)	(1,368)
Comprehensive income (loss)	$(9,716)	$(268)	$(14,131)	$1,211

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. And Subsidiaries

Unaudited Consolidated Statements of Changes In Stockholders’ Equity

Six Months Ended June 30, 2008

(Dollars in thousands, except per share amounts)

	Common stock	Capital surplus	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity

BALANCE, December 31, 2007	$27,916	$308	$37,149	$(11,978)	$(344)	$53,051
Treasury stock purchased (7,600 shares)	—	—	—	(102)		(102)
Common stock issued in connection with employee benefit plans (4,039 shares)	56	—		—	—	56

Contribution of shares of treasury stock to Company ESOP (17,000 shares)	—	—	—	249	—	249

Issuance of Treasury Shares in connection with compensation plans (7,600 shares)	—	(65)	—	112	—	47
Recognition of stock-based compensation	—	17	—	—	—	17
Net loss	—	—	(13,436)	—	—	(13,436)
Dividends ($0.08 per share)	—	—	(288)	—	—	(288)
Other comprehensive loss						—
net of $(357) in taxes	—	—	—	—	(695)	(695)
BALANCE, June 30, 2008	$27,972	$260	$23,425	$(11,719)	$(1,039)	$38,899

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc. and Subsidiaries

Unaudited Consolidated Statements Of Cash Flows

(Dollars In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(13,436)	$2,579
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	10,700	—
Provision for loan losses	6,694	307
Depreciation and amortization	1,043	1,016
Impairment of assets	177	14
Contribution of treasury stock shares to ESOP	249	—
Stock-based compensation expense	17	129
Change in bank owned life insurance	(419)	(399)
Net gain on sales of investment securities	(420)	(1)
Net loss on impairment of investment securities	905	—
Stock dividends	(155)	(212)
Net gain on sales of mortgage loans	(329)	(299)
Net (gain) loss on sales of assets	(37)	30
Proceeds from sale of mortgage loans	27,218	21,421
Origination of mortgage loans for sale	(27,919)	(20,976)
Increase in deferred tax asset	(2,892)	(353)
Net increase (decrease) in other assets	831	(706)
Net increase in accrued expenses and other liabilities	(1,179)	425
Net cash provided by operating activities	1,048	2,975

Cash flows from investing activities:
Net increase in loans	(18,452)	(23,971)
Proceeds from sale of investment securities available-for-sale	13,373	3
Proceeds from maturities and principal reductions of investment securities	38,154	7,239
Purchases of investment securities	(41,978)	(10,654)
Purchase of premises and equipment, net	(298)	(3,517)
Proceeds from sales of assets	182	356

Net cash used in investing activities	(9,019)	(30,544)

Cash flows from financing activities:
Net increase (decrease) in deposits	(24,795)	8,031
Net increase in federal funds purchased and securities sold under agreements to repurchase	18,733	1,148
Payments on Federal Home Loan Bank advances	(33)	(156,175)
Proceeds from Federal Home Loan Bank advances	—	156,144
Payments on notes payable	(2,720)	(2,744)
Proceeds from notes payable	4,684	2,644
Common stock issued	56	15
Purchase of treasury stock	(102)	(656)
Issuance of treasury stock	47	778
Dividends paid on common stock	(574)	(572)

Net cash provided by (used in) financing activities	(4,704)	8,613

Net change in cash and cash equivalents	(12,675)	(18,956)

Cash and cash equivalents at beginning of the period	30,184	37,150

Cash and cash equivalents at end of the period	$17,509	$18,194

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$12,923	$12,261
Income taxes (net of refunds)	1,150	1,274

Noncash activities related to operations Assets acquired through foreclosure	$2,391	$113

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Three month periods ended June 30, 2008 and 2007

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of Team Financial, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial condition and results of operations required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

The December 31, 2007 statement of financial condition has been derived from the audited consolidated financial statements as of that date.  Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation.  The net deferred tax asset balance at December 31, 2007, previously netted against other liabilities, was reclassed to assets to conform to the 2008 presentation.  The results of the three and six months ended June 30, 2008, are not necessarily indicative of the results that may occur for the year ending December 31, 2008.

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

The Company’s fair value disclosures exclude certain nonfinancial assets and liabilities which are deferred under the provisions of FASB Staff Position 157-2.  These include foreclosed real estate, long-lived assets, goodwill, and core deposit premium, which are recorded at fair value only upon impairment.  The FASB’s deferral is intended to allow additional time to consider the effect of various implementation issues relating to these non-financial instruments, and defers disclosures under SFAS No. 157 until January 1, 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  This statement permits entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.  For calendar year companies, SFAS No. 159 was effective beginning January 1, 2008.  We did not elect to apply SFAS No. 159 to any existing financial instruments upon adoption.

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

(3)   Stock Based Compensation

The Company’s 1999 Stock Incentive Plan and 2007 Stock Incentive Plan provide for the following stock and stock-based awards: restricted stock, stock options, stock appreciation rights and performance shares.  As of June 30, 2008, up to 30,600 shares of our common stock were available to be issued under the 1999 Stock Incentive Plan and up to 360,000 shares of our common stock were available to be issued under the 2007 Stock Incentive Plan. All employees, directors and consultants are eligible to participate in these plans. The Company generally grants stock options with either a one-year cliff vesting schedule and a ten-year expiration from the date of grant, or with a three-year potential vesting schedule and a ten-year expiration from the date of grant, with vesting at the discretion of the Compensation Committee of the Board of Directors, which administers both plans.

The Company accounts for all share-based transactions according to the provisions set forth in Statement of Financial Accounting Standards No. 123(R), Share-Based Payments, (“SFAS No. 123(R)”). This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payments with employees except for equity instruments held by employee share ownership plans.  The Company recognized share-based compensation expense or (reversal) of approximately ($15,000) and $61,000, respectively during the three months ended June 30, 2008 and 2007, and $17,000 and $129,000 during the six months ended June 30, 2008 and 2007.

Stock-based compensation expense for options with a vesting period during the three months ended June 30, 2008 was estimated using the Black-Scholes option pricing model with the following assumptions:

	One-year options	Three-year options
Expected life in years	5	6.87
Expected volatility	17.29%	25.71%
Risk-fee interest rate	3.45%	3.75%
Annual rate of quarterly dividends	2.09%	0.80%

The following table summarizes option activity for the six months ended June 30, 2008:

		Weighted	Weighted average	Aggregate
	Number of	average exercise	remaining contractual	Intrinsic
	optioned shares	price per share	life in years	Value
Outstanding at December 31, 2007	335,700	$12.17
Granted	45,000	14.81
Exercised	(7,600)	10.43
Expired or forfeited	(38,750)	15.02
Outstanding at June 30, 2008	334,350	12.17	6.0	$0.00
Exercisable at June 30, 2008	261,350	11.37	5.1	0.00

A summary of the Company’s nonvested options as of June 30, 2008 and changes during the six months then ended are presented below:

		Weighted
	Number of	average grant
	shares	date fair value
Nonvested at December 31, 2007	56,000	$2.72
Granted	45,000	1.61
Expired or forfeited	(28,000)	2.60
Nonvested at June 30, 2008	73,000	2.62

On June 30, 2008, there was approximately $9,000 of unrecognized compensation benefit related to nonvested stock-based compensation awards, which the Company expects to recognize over a weighted-average period of 0.5 years.

(4)  Stock Repurchase Program

There were 0 and 7,600 shares of common stock repurchased during the three and six months ended June 30, 2008, respectively, at an average price of $13.46 per share under a stock repurchase program authorized by the Board of Directors that allows the repurchase of up to 400,000 shares.  At June 30, 2008, there were 194,678 shares of our common stock remaining for possible repurchase.  See Note 15, Regulatory Environment for more information on potential impacts to this program.  Although the program is still in existence, in light of the Company’s attempt to raise capital, it is unlikely the Company will be purchasing shares in the near future.

(5) Dividend Suspension

On June 24 2008, the Company announced that it has suspended paying cash dividends on its common stock in order to enhance its capital position.  The move is in response to the current operating environment of the Company. Management estimates that the dividend suspension will result in the Company retaining approximately $1.1 million of capital per year.  The timing of any future dividends is not known.

(6) Investment Securities

The Company recognized other than temporary impairments totaling approximately $0.9 million on several investments that were deemed to be impaired during the three months ended June 30, 2008.  The impairment was the result of current market conditions related to trust preferred securities issued by other financial institutions that the Company holds as investments.  These securities are classified as Other debt securities in the tables that follow.

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities at June 30, 2008 and December 31, 2007.

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Investment securities available for sale:
Government sponsored entities	$21,935	$181	$(196)	$21,920
Mortgage-backed securities	96,473	355	(2,049)	94,779
Nontaxable Municipal Securities	30,155	308	(427)	30,036
Taxable Municipal Securities	4,435	256	—	4,691
Other debt securities	3,070	—	—	3,070
Total investment securities available for sale	156,068	1,100	(2,672)	154,496
Equity securities:
Marketable (available for sale)	131	28	(29)	130
Non-marketable	9,708	—	—	9,708
Total investment securities	$165,907	$1,128	$(2,701)	$164,334

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair value
	(In thousands)

Investment securities available for sale:
Government sponsored entities	$50,842	$414	$(31)	$51,225
Mortgage-backed securities	78,672	486	(1,156)	78,002
Nontaxable Municipal Securities	28,151	301	(133)	28,319
Taxable Municipal Securities	4,435	28	(95)	4,368
Other debt securities	4,139	—	(366)	3,773
Total investment securities available for sale	166,239	1,229	(1,781)	165,687
Equity securities:
Marketable (available for sale)	130	42	(11)	161
Non-marketable	9,493	—	—	9,493
Total investment securities	$175,862	$1,271	$(1,792)	$175,341

Management does not believe that any of the securities with unrealized losses at June 30, 2008 are other than temporarily impaired due to changes in market interest rates from the date of purchase.   These unrealized losses are considered temporary based on our ability and intent to hold until values recover, which may be maturity.

(7)  Loans

Major classifications of loans at June 30, 2008 and December 31, 2008 are as follows:

	June 30, 2008		December 31, 2007
	Principal	Percent of	Principal	Percent of
	Balance	Total	Balance	Total
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$77,300	13.4%	$77,961	13.9%
Construction and land development	226,249	39.2	210,083	37.4
Commercial	160,901	27.9	156,085	27.7
Farmland	33,311	5.8	28,380	5.1
Multifamily	3,581	0.6	3,855	0.7
Commerical and industrial	52,208	9.0	59,770	10.7
Agricultural	7,463	1.3	8,350	1.5
Installment loans	9,115	1.6	10,506	1.9
Obligations of state & political subdivisions	6,981	1.2	5,628	1.0
Lease financing receivables	795	0.1	993	0.2
Gross loans	577,904	100.1	561,611	100.1
Less unearned fees	(673)	(0.1)	(750)	(0.1)
Total loans receivable	$577,231	100.0%	$560,861	100.0%

Included in one-to-four family real estate loans were loans held for sale of approximately $2.9 million at June 30, 2008 and $1.9 million at December 31, 2007.

A summary of non-performing assets is as follows for the dates indicated:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$23,439	6,069
Loans 90 days past due and still accruing	899	233
Restructured loans	655	669
Nonperforming loans	24,993	6,971
Assets acquired through foreclosure	3,003	934
Total nonperforming assets	$27,996	7,905
Nonperforming loans as a percentage of total loans	4.33%	1.24%
Nonperforming assets as a percentage of total assets	3.47%	0.96%

Information regarding impaired loans is summarized as follows:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Impaired loans for which a related allowance has been provided	$10,768	$5,471
Impaired loans for which a related allowance has not been provided	12,671	1,439
Total impaired loans	$23,439	$6,910

Allowance related to impaired loans	$2,890	$648

(8)  Allowance for Loan Losses

A summary of the allowances for loan losses for the six months ended June 30, 2008 and 2007 is as follows:

	Six Months Ended June 30,
	2008	2007
	(Dollars In thousands)
Allowance at beginning of period	$5,987	5,715
Provision for estimated loan losses	6,694	307
Loans charged off	(757)	(316)
Recoveries	89	150
Allowance at end of period	$12,013	5,856

The Company significantly added to the allowance for loan losses during the six months ended June 30, 2008 through the provision for loan losses as a result of more information becoming available as it relates to the Company’s loan portfolio and the continuing decline in the economy in the Company’s area of operations.

(9)  Premises and Equipment, Net

The Company has entered into a contract to sell one of its Colorado locations in November 2008, and as such, holds those fixed assets as held for sale.  The total amount of premises and equipment held for sale as of June 30, 2008 was approximately $1.2 million.  The premises and equipment held for sale, included in premises and equipment net on the statement of financial condition, is currently carried at cost which approximates fair value resulting in no material gain or loss on the sell of the assets.

(10)  Notes Payable and Other Borrowings

As of June 30, 2008, the Company’s line of credit was amended to lower the Company’s borrowing capacity under the line of credit from $6 million to $4 million, the outstanding balance as of June 30, 2008.  Effective July 1, 2008, interest will be accrued at an annual rate of 2% over the prime rate announced by US Bank, which will adjust each time that prime rate adjusts.  While we have not been notified of a violation of our debt covenants with US Bank, it is possible that, as a result of the outcome of our regulatory matters described herein, US Bank may deem that a violation of such covenants has occurred.  In that event, we would seek a waiver of the covenant through the maturity date, although no assurance can be given that we would be successful in obtaining such a waiver.  In the event we were unsuccessful in obtaining a waiver, US Bank could demand repayment.  The line of credit will come due on October 15, 2008, at which time the Company expects the note to be extended, however no such assurance can be made.

Our subsidiary banks have debt arrangements at the Federal Home Loan Bank (FHLB) with aggregated balances outstanding of $127.5 million as of June 30, 2008, which includes $19.6 of overnight funds included in Federal funds purchased and securities sold under agreements to repurchase on the statement of financial condition.  FHLB borrowings are collateralized by FHLB common stock, investment securities and certain qualifying mortgage loans of our subsidiary banks. Based on the net loss reported by the Company and under the terms of the debt arrangement, the FHLB, in its sole judgement, may deem the advances to be in default.  Discussions with the FHLB indicate that likely remedies of the default could include but are not limited to pay-off or physical delivery of collateral.

(11)  Commitments and Contingencies

Commitments to extend credit to our customers with unused approved lines of credit were approximately $95.4 million at June 30, 2008.  Additionally, the contractual amount of standby letters of credit at June 30, 2008 was approximately $7.1 million.  These commitments involve credit risk in excess of the amount stated in the consolidated balance sheet.  Exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments.  In some cases we will continue to fund impaired loans, in instances we feel it would be more beneficial to have completed projects.

(12) Income Taxes

As a result of the Company’s net operating loss for the three and six months ended June 30, 2008, the Company had an income tax benefit of $1.6 million for the three and $2.1 million for the six months ended June 30, 2008, compared to income tax expense of $588,000 for the three and $975,000 for the six months ended June 30, 2007.  The effective tax benefit rate for the three and six months ended June 30, 2008, was 18.4% and 13.5%, respectively, compared to a 29.4% effective tax expense rate for the three and 27.4% for the six months ended June 30, 2007.  The effective tax rate is typically less than the statutory federal rate of 34.0% due primarily to municipal interest income and income from the investment in bank owned life insurance.  The lower tax benefit rate in 2008 is a result of the goodwill impairment which is not deducted in computing income tax expense.

In accordance with FIN 48, the Company has performed an analysis and has taken the position that it is not more likely than not that certain state tax benefits will be recognized in the future.  As of the six months ended June 30, 2008, approximately $812,000 of unrecognized tax benefits related to certain state tax benefits, and approximately $7,000 of unrecognized tax benefits related to acquisition costs and information reporting reserves were included in other liabilities within the consolidated balance sheet. For the six months ended June 30, 2008, a total of approximately $111,000 was added to these reserves. If recognized, all of the tax benefits would increase net income, decreasing the effective tax rate.

The Company accrues tax expense, including interest and penalties, for unrecognized tax benefits related to certain state tax positions based on the applicable tax rates, and subsequently recognizes those state tax benefits when the related statutes expire.  During the fourth quarter of 2008, when the 2004 related statutes expire, the Company expects to recognize approximately $79,000 of state tax benefits associated with these state tax positions.

The Company recognizes any interest and penalties related to unrecognized tax benefits in the provision for income taxes.  Interest and penalties associated with the above-mentioned unrecognized tax benefits approximated $253,000 ($226,000 after tax) at June 30, 2008.

The Company’s federal and various state income tax returns for the years 2004 through 2007 remain subject to review by the various tax authorities.

(13) Fair Value Measurements

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

Available for sale investment securities

The available for sale securities are recorded at fair value on a recurring basis.  Exchange-traded equities have quoted prices in an active market and are classified as Level 1.  Government sponsored entities, mortgage-backed securities, and corporate debt securities are valued using industry-standard models that consider assumptions, including interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates as well as other observable relevant economic measures.  Municipal bonds securities are valued using a type matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on their credit ratings.   These measurements are classified as Level 2.

(in thousands)	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$154,626	$130	$154,496	$—

Total assets	$154,626	$130	$154,496	$—

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

Collateral dependent impaired loans

Collateral dependent impaired loans are carried at the lower of the unpaid principal balance or the fair value of the underlying collateral.  Loans are not recorded at fair value on a recurring basis.  However, nonrecurring fair value adjustments are recorded on certain loans to reflect partial write-downs that are based on the observable market price or current appraised value of the collateral.  The value of the collateral is determined based on external appraisals and internal assessments which inputs may not be observable.  Therefore, collateral dependent impaired loans are Level 3.  The carrying value of these impaired loans was $23.4 million at June 30, 2008 and increased $11.7 million from the first quarter, with $440,000 in charges-offs on impaired loans during the current quarter. The related allowance increased by $1.4 million, from $1.5 million at March 31, 2008 to $2.9 million at June 30, 2008.

Mortgage Servicing Rights

Mortgage servicing rights are measured at fair value and amortized over the period of estimated net servicing income initially.  These rights do not trade in an active market with readily observable prices.  Therefore, the fair value is assessed quarterly based on a valuation model that calculates the discounted cash flow based on the assumptions that market participants use in estimating the future net servicing income.  The model incorporates assumptions such as estimates of prepayment speeds, market discount rates and cost of servicing.  The fair value measurements are classified as Level 3.

Premises and Equipment held for sale

Premises and Equipment held for sale are carried at the lower of cost or fair value.  These assets are currently carried at cost which approximates fair value as determined by a contract to sale with an independent third party and these assets are classified as Level 3.  The carrying value of premises and equipment held for sale was $1.2 million at June 30, 2008.

(14)  Goodwill and Other Intangible Assets

Due to the adverse changes in the business climate in which the Company operates, goodwill impairment tests were performed as of March 31, 2008 and June 30, 2008 relating to the financial statement carrying value of goodwill of our two subsidiary banks, TeamBank, N.A. and Colorado National Bank, in accordance with Statement of Financial Accounting Standards Number 142, Goodwill and Other Intangible Assets.  The banks are treated as separate reporting units for purposes of goodwill impairment testing.  Prior to the goodwill impairment tests, TeamBank, N.A. had approximately $4.7 million of goodwill and Colorado National Bank had approximately $6.0 million of goodwill.  Through the valuations, the Company determined that the goodwill associated with Colorado National Bank was impaired by the entire carrying value of $6.0 million as of March 31, 2008.  The impairment of Colorado National Bank’s goodwill resulted in a direct charge to earnings during the first quarter of 2008 and had no associated tax benefits.  The $4.7 million of goodwill associated with TeamBank, N.A. was tested for impairment as of June 30, 2008, and the Company determined that the goodwill associated with TeamBank, N.A. was impaired by the entire carrying value $4.7 million as of June 30, 2008.  The impairment of TeamBank, N.A. goodwill resulted in a direct charge to earnings during the second quarter of 2008 and had no associated tax benefits.

Below is a summary of goodwill and other intangible assets and changes during the six months ended June 30, 2008 (in thousands):

		Core Deposit	Mortgage	Non-compete
	Goodwill	Intangible	Servicing Rights	Agreement
Balance at December 31, 2007	$10,700	$1,900	$274	$349
Additions	—	—	14	—
Amortization	—	(216)	(39)	(58)
Impairment	(10,700)	—	—	—
Balance at June 30, 2008	—	$1,684	$249	$291

(15)  Regulatory Environment

As previously reported, in connection with a recent examination of the Banks, on April 24, 2008, both of the Company’s subsidiary banks (the “Banks”) received a letter from the Office of the Comptroller of the Currency (the “OCC”), Kansas City South Field office, indicating that it believes the Banks are deemed to be in “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery, and Enforcement Act of

1989, and, as a result, the Banks are subject to specified restrictions on operations.  On July 13, 2008, the Company also received a similar “troubled condition” letter from the Federal Reserve Bank of Kansas City with regard to the holding company.  These letters were all received before the OCC’s issuance of its examination report and were based upon the OCC staff’s determination that the Banks had deficiencies in credit administration practices, loan risk rating systems, loan loss allowance methodologies, and levels of classified assets.  The restrictions provide that:  (1) the Banks must notify the OCC 90 days before adding or replacing a member of their respective boards of directors or employing any, or promoting any existing employee as a senior executive officer, and (2) the Banks may not, except under certain circumstances, enter into any agreements to make severance or indemnification payments or make any such payments to institution-affiliated parties.  Similar restrictions also apply to the Company as a result of the “troubled condition” letter received by the Federal Reserve Bank of Kansas City.  The Company and its subsidiaries expect to cooperate with the OCC and the Federal Reserve Bank to address any regulatory concerns.

As a result of the recent OCC examination and areas of concern, the Banks’ Boards expect to sign a formal enforcement action with the OCC to document and address the areas of concern. The areas of concern include, but are not limited to, developing a plan to increase capital of the Banks, addressing credit administration and monitoring deficiencies, as well as previously noted items in the “troubled condition” letter. We anticipate the expected enforcement action will require us to raise additional capital. The Banks will continue to pursue methods to increase regulatory capital ratios, closely monitor classified and non-performing assets, and reduce the levels of concentrations.

In response to the regulatory issues mentioned above, the Company no longer qualifies as a financial holding company under the Federal Reserve Bank’s guidelines.  Since early 2005, the Company has not engaged in any activities permissible only to “financial holding companies,” such as owning and operating a broker-dealer or an insurance-related business as defined in the Bank Holding Company Act.  Effective July 3, 2008, the Company became a bank holding company under the Federal Bank Holding Company Act.

On May 5, 2008, the Company infused $1,750,000 and $250,000 in capital to TeamBank, N.A. and Colorado National Bank, respectively.  The capital infusions were funded through the Company’s existing line of credit.  The Company has no remaining borrowing capacity under this line of credit.

Item 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is management’s discussion and analysis of particular events or circumstances that have affected the Company’s financial condition or results of operations during the periods presented in this filing. Our common stock is listed on the Nasdaq Global Market (“NASDAQ”) under the symbol “TFIN.”

Team Financial, Inc. is currently a bank holding company incorporated in the State of Kansas.  We offer full service community banking and financial services through 21 locations in Kansas, Missouri, Nebraska and Colorado through our wholly owned banking subsidiaries, TeamBank, N.A and Colorado National Bank (the “Banks”). Our presence in Kansas consists of nine locations in the Kansas City metropolitan area and three locations in southeast Kansas. We operate two locations in south-western Missouri, three in the metropolitan area of Omaha, Nebraska, and four in the Colorado Springs, Colorado metropolitan area.

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

We recorded a net loss of $7.0 million, or $1.95 basic and $1.95 diluted loss per share for the three months ended June 30, 2008, compared to net income of $1.41 million, or $0.39 basic and $0.38 diluted income per share for the three months ended June 30, 2007.  During the six months ended June 30, 2008, we recorded a net loss of $13.4 million, or $3.74 basic and $3.71 diluted loss per share.  The net loss of $7.0 million during the three months ended June 30, 2008 was primarily as a result of $4.7 million in goodwill impairment added to $4.0 million in provisions for loan losses as it was determined during the quarter that additional allowances for loan losses would be made to absorb losses in our loan portfolio related to the further decline in the real estate market in our areas of operation.  The net loss of $13.4 million during the six months ended June 30, 2008 was primarily due to a non-cash $10.7 million impairment charge for the write-off of our goodwill associated with Colorado National Bank during the first quarter and TeamBank, N.A. in the second quarter, coupled with $6.7 million in provisions for loan losses.

The following table presents selected financial data for the three and six months ended June 30, 2008 and 2007 (dollars in thousands, except per share data):

	As of and For		As of and For
	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net income (loss)	$(7,024)	$1,411	$(13,436)	$2,579
Basic income (loss) per share	$(1.95)	$0.39	$(1.79)	$0.72
Diluted income (loss) per share	$(1.95)	$0.38	$(1.77)	$0.70
Return on average assets	-3.40%	0.74%	-1.62%	0.68%
Return on average equity	-52.00%	10.98%	-24.86%	10.17%
Average equity to average assets	6.55%	6.76%	6.51%	6.71%
Efficiency Ratio	153.38%	75.07%	152.61%	76.29%

Critical Accounting Policies

Our accounting and reporting policies conform to U.S. generally accepted accounting principles.  In preparing the consolidated financial statements and related notes, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the periods presented.  Actual results could differ significantly from those estimates. The Company’s significant accounting policies are more fully described in Note 1 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007, and significant assumptions and estimates made by management are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies” in the Form 10-K/A.  As a result of a review of various national banking-related publications, as well as a pronouncement of, and discussions with, our primary banking regulator, the Office of the Comptroller of the Currency (the “OCC”), and in response to additional data becoming available, the assumptions and estimates of the allocations attributable to deteriorating market conditions in our allowance for loan loss calculation were significantly increased as of March 31, 2008 and June 30, 2008.  We recorded a provision for loan losses of $4.1 million and $6.7 million during the three and six months ended June 30, 2008,  which was primarily related to the increased estimates of the allocations attributable to the foregoing regulatory guidance and deteriorating market conditions.  There have been no other material changes to our critical accounting policies or the estimates made pursuant to those policies during our most recent quarter.

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

As a result of the recent OCC examination and areas of concern, the Banks’ Boards expect to sign a formal enforcement action with the OCC to document and address the areas of concern. The areas of concern include, but are not limited to, developing a plan to increase capital of the Banks, addressing credit administration and monitoring deficiencies, as well as previously noted items in the “troubled condition” letter. We anticipate the expected enforcement action will require us to raise additional capital. The Banks will continue to pursue methods to increase regulatory capital ratios, closely monitor classified and non-performing assets, and reduce the levels of concentrations.  The previously announced merger between TeamBank, N.A. and Colorado National Bank is on hold pending resolution of the above noted issues.

On July 13, 2008 the Federal Reserve Bank of Kansas City provided the Company with notice that it has determined that the Company is also deemed to be in “troubled condition”.  As such, the Company is subject to restrictions similar to those of the Banks.  Because the Company is required to provide the Federal Reserve Bank of Kansas City with advance notice of any proposed change in the members of the Board of Directors, the Company has provided the Federal Reserve Bank of Kansas City with the required notice and information regarding the Company’s two proposed nominees that are up for election at this year’s annual shareholder’s meeting rescheduled for August 19, 2008.  We do not expect that the Federal Reserve Bank of Kansas City will object to either nominee.

Corporate Governance Matters

On June 16, 2008, we entered into an agreement (the “Bicknell Agreement”) with several stockholders known as the Bicknell Group, who are a “group” as defined in Rule 13d-5 promulgated by the Securities and Exchange Commission.  The Bicknell Agreement addresses several corporate governance matters relating to the Company.  Under the Agreement, the Company agreed to postpone or adjourn its 2008 Annual Meeting of Stockholders which was originally set for June 17, 2008, in order to resolicit proxies for a revised slate of Class III Director nominees to be elected at a reconvened meeting.  The reconvened meeting is scheduled for August 19, 2008. The Bicknell Group has agreed to vote in favor of the revised slate to be nominated by the Company which includes existing director, Robert Blachly; former chief financial officer and director of the Company, Richard J. Tremblay; and Jeffery L. Renner, a current non-management nominee to the Board of Directors. Those nominations are subject to non-objection by the Company’s banking regulator in the case of Mr. Tremblay and Mr. Renner.

In conjunction with the Bicknell Agreement, Carolyn Jacobs and Denis Kurtenbach have declined to stand for nomination as Class III directors.  In addition, independent director, Harold G. Sevy, Jr. has agreed to tender his resignation as a director effective no later than the reconvened meeting so that the number of Board positions will be reduced to eight directors.

In addition, the Bicknell Agreement provides that the Company’s Strategic Planning Committee of the Board will be reconstituted to consist of Connie Hart, Jeffery Renner and Richard Tremblay, with Ms. Hart serving as chairperson.   Also the Audit Committee of the Board will be composed of Greg Sigman, who will serve as chairperson, Connie Hart and Jeffery Renner.  The Nominating Committee will be composed of Robert Blachly, who will be the chairperson, Gregory Sigman and Kenneth Smith.  The Compensation Committee will be composed of Kenneth Smith, who will be chairperson, Connie Hart and Jeffery Renner.  Consistent with regulatory requirements and committee charters, all other directors will have the right to participate in committee meetings as observers.

The Company also agreed to not extend its Rights Agreement with American Securities Transfer & Trust, Inc., as rights agent, beyond the expiration date of June 3, 2009 or adopt any similar agreement without stockholder approval.  The Company further agreed to seek to eliminate its classification of the Board of Directors so that annually all directors will stand for re-election, which will not take place until the 2009 Annual Meeting.

Under the Bicknell Agreement, the Company will move forward with its plan to have Connie Hart, an independent director, become chairperson of the Board, as previously announced.

The Bicknell Group, which owns 427,025 shares of common stock, or 11.9% of the outstanding shares, agreed to refrain from any tender offer, exchange offer, merger or business combination with the Company as well as to refrain from any solicitation of proxies until the earlier of the 2009 Annual Meeting or June 30, 2009.  Also, prior to the 2009 Annual Meeting, the Bicknell Group agreed not to propose any matter to submission to the Company’s stockholders or to seek to amend any provision of the Company’s Articles of Incorporation or bylaws.

On July 10, 2008 we entered into a settlement agreement (the “Edquist Agreement”) with shareholder and former director Keith B. Edquist with respect to the Company’s 2008 Annual Meeting of Shareholders and related matters.  The 2008 Annual Meeting of Shareholders was originally scheduled for June 17, 2008, but was postponed.

Under the terms of the Edquist Agreement, Mr. Edquist has agreed to terminate his efforts to nominate persons for election as Class III directors at the Company’s 2008 Annual Meeting of Shareholders, has agreed to vote his shares in favor of the Company’s nominees for director at the 2008 Annual Meeting (Robert M. Blachly, Jeffrey L. Renner

and Richard J. Tremblay), and has agreed to abide by certain standstill provisions until the earlier of June 30, 2010 or the Company’s 2010 Annual Meeting.  As part of the settlement, the parties executed a mutual release as well.

Additionally, under the terms of the Edquist Agreement, the Company has agreed to reimburse Mr. Edquist for certain expenses related to his proxy solicitation efforts.  Under the reimbursement arrangement, Mr. Edquist will receive approximately $22,572 monthly through January 1, 2009, for a total of approximately $158,000.

Mr. Edquist’s obligations are contingent on the Bicknell Agreement remaining in full force and effect.

FINANCIAL CONDITION

Total assets at June 30, 2008, were $807.3 million compared to $827.5 million at December 31, 2007, a decrease of $20.2 million, or 2.4%.  This decrease was primarily a result of a decrease in cash and cash equivalents of $12.7 million coupled with a decrease in investment securities of $11.0 million and the goodwill write-off of $10.7 million, offset by an increase in loans receivable of $16.4 million.  Total deposits decreased $24.8 million to $604.6 million at June 30, 2008 compared to $629.4 million at December 31, 2007.  The decrease in total deposits was primarily due to a decrease in checking deposits and money market deposits of $18.1 million and $14.8 million, respectively.  The decrease in checking deposits and money market deposits, and the interrelated decrease in cash and cash equivalents, was primarily a result of the normal fluctuation of public funds deposits.

Investment Securities

Total investment securities were $164.3 million at June 30, 2008, compared to $175.3 million at December 31, 2007, a decrease of $11.0 million, or 6.3%.  This decrease was primarily due to management’s decision not to reinvest called investments in the securities markets.  Management does not believe that any of the securities with unrealized losses at June 30, 2008 are other than temporarily impaired, other than those discussed below.

During the three months ended June 30, 2008 a portion of our securities portfolio was determined to be other than temporarily impaired by approximately $0.9 million.  The impairment was the result of current market conditions related to trust preferred securities issued by other financial institutions that the Company holds as investments.  These securities are classified as Other debt securities in the tables that follow.

The following tables set forth a summary of the contractual maturities in the investment portfolio at June 30, 2008 and December 31, 2007.

June 30, 2008

			Over one year		Over five years
	One year or less		through five years		through ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars In Thousands)
Government-sponsored entities	$1,004	3.25%	$3,403	3.00%	$7,060	5.22%	$10,453	5.56%	$21,920	5.13%
Obligations of states and political subdivisions	$508	4.19	$7,312	4.27	$10,045	3.97	$16,861	4.87	$34,726	4.48
Other	—		—		345	6.02	2,726	5.22	$3,071	5.29
	$1,512		$10,715		$17,450		$30,040		$59,717
Mortgage-backed securities									$94,779	5.17
Equity Securities									9,838
Total investment securities									164,334

December 31, 2007

			Over one year		Over five years
	One year or less		through five years		through ten years		Over ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars In Thousands)
Government-sponsored entities	$7,497	3.74%	$8,820	3.86%	$26,327	5.19%	$8,581	5.25%	$51,225	4.76%
Obligations of states and political
subdivisions	$399	4.41	$8,086	4.35	10,937	3.96	13,265	5.17	$32,687	4.55
Other	—		—		448	6.02	3,325	5.15	$3,773	5.25
	$7,896		$16,906		$37,712		$25,171		$87,685
Mortgage-backed securities									$78,002	5.15
Equity Securities									9,654
Total investment securities									175,341

Loans Receivable

Loans receivable increased $16.4 million, or 2.9%, to $577.2 million at June 30, 2008, compared to $560.9 million at December 31, 2007.  This increase was primarily due to a $16.2 million increase in construction and land development loans which was largely driven by commitments and lines of credit previously in existence.

Our loan originations have declined in recent months.  In addition to an overall weak economy that has led to a decreased demand for our loan products, management has determined not to actively pursue loan growth in order to sustain capital levels and capital ratios.  As such, we do not anticipate loan growth consistent with loan growth of previous periods, and we may seek to decrease our loan balances in order to provide for increased levels of capital ratios and liquidity.

We currently have a high concentration in real estate and construction and land development loans.  The current economic downturn in the housing market, particularly as it relates to our market areas, coupled with our high concentration in these loans, has increased allowances for loan losses and increased levels of capital to provide protection from losses if market conditions deteriorate further.  In order to provide ample capital ratios and decrease our concentration in real estate construction and land development loans, we may decrease these loan balances in the near future through a variety of channels, including but not limited to loan sales to other financial institutions.   However, the economic downturn in the real estate market has led to a decreased market for such loan sales, and we cannot assure that we will be successful in lowering our concentration in real estate and construction and land development loans in the near future.  Management does not have an estimate of how long the currently challenging operating environment will persist.

The following table presents the composition of our loan portfolio by type of loan at the dates indicated.

	June 30, 2008		December 31, 2007
	Principal	Percent of	Principal	Percent of
	Balance	Total	Balance	Total
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$77,300	13.4%	$77,961	13.9%
Construction and land development	226,249	39.2	210,083	37.4
Commercial	160,901	27.9	156,085	27.7
Farmland	33,311	5.8	28,380	5.1
Multifamily	3,581	0.6	3,855	0.7
Commerical and industrial	52,208	9.0	59,770	10.7
Agricultural	7,463	1.3	8,350	1.5
Installment loans	9,115	1.6	10,506	1.9
Obligations of state & political subdivisions	6,981	1.2	5,628	1.0
Lease financing receivables	795	0.1	993	0.2
Gross loans	577,904	100.1	561,611	100.1
Less unearned fees	(673)	(0.1)	(750)	(0.1)
Total loans receivable	$577,231	100.0%	$560,861	100.0%

Included in one-to-four family real estate loans were loans held for sale of approximately $2.9 million at June 30, 2008 and $1.9 million at December 31, 2007.

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

The following table summarizes our non-performing assets at the dates indicated:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$23,439	6,069
Loans 90 days past due and still accruing	899	233
Restructured loans	655	669
Nonperforming loans	24,993	6,971
Assets acquired through foreclosure	3,003	934
Total nonperforming assets	$27,996	7,905
Nonperforming loans as a percentage of total loans	4.33%	1.24%
Nonperforming assets as a percentage of total assets	3.47%	0.96%

Information regarding impaired loans is summarized as follows:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Impaired loans for which a related allowance has been provided	$10,768	$5,471
Impaired loans for which a related allowance has not been provided	12,671	1,439
Total impaired loans	$23,439	$6,910

Allowance related to impaired loans	$2,890	$648

We have seen a significant increase in non-performing loans since December 31, 2007.  Non-performing assets totaled $28 million at June 30, 2008, compared to $7.9 million at December 31, 2007, representing an increase of approximately $20.1 million, or 254.2%.  Non-performing loans were the largest component of non-performing assets during both periods, and were approximately $25.0 million at June 30, 2008 compared to $7.0 million at December 31, 2007, an increase of approximately $18.0 million, or 257.1%.

We are experiencing a trend of increasing non-performing loans as well as classified loans that are not yet considered non-performing as a result of the current difficult economic conditions being experienced in our market areas and nationwide.  The slowdown in the housing market has impacted some of our borrowers and their ability to repay according to their original terms, especially those with construction and land development loans.  Although we believe that many of these loans are adequately collateralized, we are actively working with these borrowers to minimize any loss exposure that the Company may be subject to as a result of the slowdown in the economy.

The increase in non-performing loans during the six months ended June 30, 2008 was largely due to a $17.4 million increase in non-accrual loans primarily as a result of several groups of real estate loans totaling approximately $15.5 million that were on non-accrual status at June 30, 2008, but at December 31, 2007 were performing and accruing interest.  Non-accrual loans increased $11.6 million from the March 31, 2008 total of $11.8 million.  The largest area of non-accrual loans include $15.5 million in commercial real estate loans, of which $8 million are located in the Colorado Springs market, $3.2 million in the Kansas City area market, and $2.7 million are participations with other banks.  Subsequent to June 30, 2008, interest was received in full on non-accrual loans totaling $8.0 million.  In addition, this borrower pledged additional collateral and prefunded additional interest.  For the next few months, interest on these loans will be recognized on the cash basis.  These loans will be returned to accrual status after adequate performance is demonstrated.

Subsequent to June 30, 2008, we have experienced an increase of $1.9 million in non-accrual loans, and as of August 15, 2008, we estimate that non-accrual loans totaled $25.3. million, an increase from the June 30, 2008 total of $23.4 million.

Loans 90 days past due and still accruing interest amounted to $899,000 as of June 30, 2008, and increased $666,000 over December 31, 2007.  The increase in loans 90 days past due and still accruing interest at June 30, 2008, compared to December 31, 2007, resulted primarily from a single loan totaling $617,000 in the Colorado Spring market.  Subsequent to June 30, 2008, loans 90 day past due and still accruing interest have increased $3.6 million.

In addition to the non-performing loans mentioned above, we have also identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. These loans are primarily classified as substandard or doubtful for regulatory purposes under our internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. As of August 15, 2008, such loans totaled approximately $55.6 million compared to $14.1 million at December 31, 2007.  Management is in the process of addressing any outstanding issues with these credits in order to remove the loans from the classified loan list as soon as practicable and maximize the Company’s chances of full payment in accordance with the terms of the loan agreements. Included in the $55.6 million are three loans totaling $8.0 million secured by commercial real estate in our Nebraska market which have matured and are expected to be renewed. The corporation is negotiating with another bank for an operating line of credit. If negotiations for the operating line of credit are unsuccessful, we will need to re-evaluate our lending relationship based on collateral and cash flows.

Restructured loans at June 30, 2008 and December 31, 2007 consisted of six and eight relationships, respectively, the largest of which was an agricultural loan with an outstanding balance of approximately $495,000 at June 30, 2008 that was restructured through the Farmers Home Administration.

Other real estate owned at June 30, 2008 consisted of seventeen properties including six commercial buildings totaling approximately $1.1 million, nine one-to-four family properties totaling approximately $1.7 million, and two parcels of vacant land totaling approximately $256,000.  The properties are all located within our market areas.  Management is working to sell the real estate as soon as practicable.

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

During the three and six months ended June 30, 2008, we significantly increased our allowance for loan losses through charges to provision for loan losses.  The increases were primarily the result of reviews of national banking-related publications, as well as a recent pronouncement of, and informal discussions with, our primary banking regulator, the OCC, which indicated that the economic downturn in the national housing market has accelerated and is more pronounced than previously estimated.  Our Banks have concentrations in this area of lending through real estate construction and land development loans.  The Federal Deposit Insurance Corporation has recommended that financial institutions such as our Banks, that have concentration levels in these types of loans, increase their levels of loan loss allowances and increase capital to provide ample protection from losses if market conditions deteriorate further.  As a result of this guidance and additional data becoming available relating to our loan portfolio, the national economy, and more specifically to our market areas, we have considerably increased our Banks’ allowance for loan loss allocations for the three and six months ended June 30, 2008.   Due to the downturn in the economy in our market areas, and the credit administration weaknesses as well as, and the recent significant increases in our classified non-accrual, and past due loans, we may increase our allowance for loan loss allocations in the future if deemed necessary.

The following table summarizes our allowance for loan losses:

	Six Months Ended June 30,
	2008	2007
	(Dollars In thousands)
Allowance at beginning of period	$5,987	$5,715
Provision for loan losses	6,694	307
Loans charged off	(757)	(316)
Recoveries	89	150
Allowance at end of period	$12,013	$5,856

Annualized net charge-offs as a percent of total loans	0.23%	0.07%
Allowance as a percent of total loans	2.08%	1.15%
Allowance as a pecent of non-performing loans	48.07%	119.58%

The allowance for loan losses as a percent of total loans was 2.08% at June 30, 2008 compared to 1.17% at December 31, 2007 and 1.15% at June 30, 2007.

The allowance for loan losses as a percent of non-performing loans was 48.1% at  June 30, 2008, compared to 85.87% at December 31, 2007 and 119.58% at June 30, 2007.  The allowance for loan losses as a percent of non-performing loans of 48.1% at June 30, 2008 decreased compared to December 31, 2007 due to the increase of loans added to nonaccrual.

Goodwill and Intangible Assets

Due to the adverse changes in the business climate in which we operate, we performed goodwill impairment tests as of March 31, 2008 and June 30, 2008 relating to the financial statement carrying value of goodwill at the Banks, in accordance with Statement of Financial Accounting Standards Number 142, Goodwill and Other Intangible Assets.  The Banks are treated as separate reporting units for purposes of goodwill impairment testing.  Prior to the goodwill impairment tests, TeamBank, N.A. had approximately $4.7 million of goodwill and Colorado National Bank had approximately $6.0 million of goodwill.  Through the valuations, the Company determined that the goodwill associated with Colorado National Bank was impaired by approximately $6.0 million as of March 31, 2008.  This impairment resulted in a direct charge to earnings during the first quarter of 2008 and had no associated tax benefits. The Company determined that the goodwill associated with TeamBank N.A. was impaired by the entire carrying value of $4.7 million as of June 30, 2008.  The goodwill resulted in a direct charge to earnings during the second quarter of 2008 and had no associated tax benefits.

Deposits

Total deposits decreased approximately $24.8 million, or 3.9%, to $604.6 million at June 30, 2008 from $629.4 million at December 31, 2007.  This decrease was primarily a result of a decrease in checking deposits of $18.1 million coupled with a decrease in money market deposits of $14.78 million.  These decreases were largely due to the normal fluctuation of public funds deposits.

Principal maturities of time deposits at June 30, 2008 were as follows:

Year ending December 31:	(Dollars in thousands)
September 30, 2008	78,921
December 31, 2008	137,761
Total 2008	216,682
2009	119,585
2010	11,686
2011	2,380
2012	1,698
Thereafter	1,152
Total	$353,183

Notes Payable and Other Borrowings

During the six months ended June 30, 2008, our notes payable increased from $2.2 million to $4.2 million, or approximately $2.0 million.  On April 30, 2008 we drew $2.0 million on our existing line of credit to fund capital infusions to the Banks, which resulted in the $2.0 million increase.

We amended the revolving credit agreement that we have with US Bank, effective as of June 30, 2008.  Under the amendment, our revolving credit facility was changed to a closed-end facility of $4 million, which is the current outstanding balance.  Unpaid balances will now bear interest at a rate of two percent over the prime rate announced by US Bank, which adjusts each time that the prime rate changes.  While we have not been notified of a violation of our debt covenants with US Bank, it is possible that, as a result of the outcome of our regulatory matters described herein, US Bank may deem that a violation of such covenants has occurred.  In that event, we would seek a waiver of the covenant through the maturity date, although no assurance can be given that we would be successful in obtaining such a waiver.  In the event we were unsuccessful in obtaining a waiver, US Bank could demand repayment.  Under the amended agreement, the note becomes payable on October 15, 2008, at which time the terms of the agreement are expected to be extended, however, no such assurance can be made.

Our subsidiary banks have debt arrangements at the Federal Home Loan Bank (FHLB) with aggregated balances outstanding of $127.5 million as of June 30, 2008, which includes $19.6 of overnight funds included in Federal funds purchased and securities sold under agreements to repurchase on the statement of financial condition.  FHLB borrowings are collateralized by FHLB common stock, investment securities and certain qualifying mortgage loans of our subsidiary banks.  Based on the net loss reported by the Company and under the terms of the debt arrangement, the FHLB, in its sole judgement, may deem the advances to be in default in the future.  Discussions with the FHLB indicate that likely remedies of the default could include but are not limited to pay-off or physical delivery of collateral.

Regulatory Capital

We are subject to regulatory capital requirements administered by the Federal Reserve, the Federal Deposit Insurance Corporation and the Comptroller of the Currency.  Failure to meet the regulatory capital guidelines may result in the initiation by our regulators of appropriate supervisory or enforcement actions.

As of June 30, 2008 and December 31, 2007, our regulatory capital ratios met the minimum required capital as defined under the provisions of the prompt corrective action framework.  However, as a result of the recent OCC examination and areas of concern, the Banks’ Boards expect to sign a formal enforcement action with the OCC that will, among other things, require us to develop a plan to increase capital of the Banks above the amount currently required to be “Well Capitalized” under the prompt corrective action framework.  Our ratios at June 30, 2008 were as follows:

Ratio	Team Financial, Inc.	TeamBank N.A.	Colorado National Bank	For capital adequacy purposes	To be well Capitalized under prompt corrective action provisions
Total capital to risk weighted assets	10.26%	10.67%	10.73%	8.00%	10.00%
Core capital to risk weighted assets	7.70%	9.42%	9.48%	4.00%	6.00%
Core capital to average assets	6.20%	7.82%	6.86%	4.00%	5.00%

As discussed above, we have increased allowances for loan losses and increased levels of capital at each of the Banks to provide protection from unexpected losses if market conditions deteriorate further.  Specifically, on May 5, 2008, we infused $1,750,000 and $250,000 in capital to TeamBank, N.A. and Colorado National Bank, respectively.  It was announced on June 24, 2008 that our Board of Directors suspended dividends on our common stock or ceasing to repurchase stock under our stock repurchase program.  The move is in response to the current operating environment as the Company seeks higher levels of capital and a stronger balance sheet during the current economic cycle.  We expect to seek further increases in the level of the Banks’ regulatory capital in the near term, and in order to do so, we expect to consider several alternatives, including seeking additional equity and debt as well as reducing or suspending dividends on our common stock, deferring interest on subordinated debentures, or ceasing to repurchase stock under our stock repurchase program.  We cannot, however, assure that we will be successful in raising additional equity or debt, that the capital adequacy levels or loan loss reserves of the Banks will be deemed satisfactory by our banking regulators, that the Banks will not be subject to additional regulatory action, or of the impact of such actions on debt covenants.

Liquidity

Our liquidity is continuously forecasted and managed in order to satisfy cash flow requirements of depositors and borrowers and to meet other operating cash flow needs.  We have developed internal and external sources of liquidity to meet our liquidity needs.  These sources include, but are not limited to, the ability to raise deposits through branch promotional campaigns, the purchase of brokered certificates of deposits, overnight funds, short term investment securities classified as available-for-sale, draws on our available lines of credit and credit facilities established through the Federal Home Loan Bank of Topeka, the Federal Reserve Bank and other banks.  Other liquidity sources include loan maturity and repayments.

We may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations.  While we believe that these sources will be adequate, there can be no assurance they will be sufficient to meet future liquidity demands.

Our most liquid assets are cash and cash equivalents and investment securities available-for-sale.  The levels of these assets are dependent on operating, financing, lending and investing activities during any given period.  At June 30, 2008, these assets, approximating $172.1 million, consisted of $17.5 million in cash and cash equivalents, and $154.6 million in investment securities available-for-sale.  Approximately $143.7 million of these investment securities were pledged as collateral for borrowings, repurchase agreements and for public funds on deposit at June 30, 2008.  Approximately $219.5 million of collateralized real estate loans are pledged on our borrowings with the Federal Home Loan Bank of Topeka.  Should the performance of these pledged loans, or the lack thereof, or other technical factors, disqualify those loans as collateral, we would be at risk of losing this liquidity, if the pledged collateral is not replaced with other loans.  At June 30, 2008, we had approximately $15.0. million borrowing capacity remaining under agreements with Federal Home Loan Bank of Topeka with approximately $6.0 million borrowing capacity from the Federal Reserve Bank and other banks.  As of August 15, 2008, we have approximately $39.0 million available funding with the Federal Home Loan Bank, the Federal Reserve Bank and other banks.

Currently the Federal Reserve Bank is reviewing our requests for additional borrowing capacity collateralized by approximately $93.1 million of real estate loans and has granted $34.9 million of borrowing capacity.  We would expect additional capacity of not more than $11.6 million.

RESULTS OF OPERATIONS

We incurred a net loss for the three months ended June 30, 2008 of $7.0 million, or $1.95 basic and $1.95 diluted loss per share, compared to net income of $1.4 million, or $0.39 basic and $0.38 diluted income per share for the three months ended June 30, 2007.  During the six months ended June 30, 2008, we incurred a net loss of $13.4 million, or $3.74 basic and $3.71 diluted loss per share, compared to net income of $2.6 million, or $0.72 basic and

$0.70 diluted income per share.  The net loss of $13.4 million for the six months ended June 30, 2008 was primarily due to a non-cash $10.7 million impairment charge for the write-off of our goodwill associated with Colorado National Bank during the first quarter and TeamBank N.A. in the second quarter.  During the three and six months ended June 30, 2008, we also recorded $4.1 million and $6.7 million in provisions for loan losses, respectively.

Net Interest Income

Net interest income before provision for loan losses for the three months ended June 30, 2008 totaled $6.2 million compared to $6.4 million for the same period in 2007, a decrease of 3.3%.

Net interest margin on average earning assets, adjusted for the tax effect of tax exempt securities, was 3.36% for the three months ended June 30, 2008, compared to 3.81% during the three months ended June 30, 2007.  The average rate on interest earning assets for the quarter ended June 30, 2008 decreased 114 basis points to 6.33% from 7.47% for the quarter ended June 30, 2007.  Partially offsetting the decrease on the rate of interest earning assets was a decrease in the average cost of interest bearing liabilities of 78 basis points to 3.25% during the three months ended June 30, 2008 from 4.03% during the three months ended June 30, 2007.

During the six months ended June 30, 2008, the net interest margin on average earning assets, adjusted for the tax effect of tax exempt securities, was 3.43% compared to 3.79% during the six months ended June 30, 2007.  The average rate of interest earning assets decreased 83 basis points to 6.63% from 7.46% during the six months ended June 30, 2007.  The average rate paid on interest bearing liabilities also decreased, from 4.02% during the six months ended June 30, 2007 to 3.49% during the six months ended June 30, 2008.

A primary driver for the decrease in the net interest margin for the three and six months ended June 30, 2008 compared to the same periods of the prior year, was a decrease in the average rate earned on our loan portfolio.  During the three months ended June 30, 2008, our loan portfolio decreased 148 basis points from 8.21% during the three months ended June 30, 2007 to 6.73% during the same three months ended in 2008.  Similarly, the average rate earned on our loan portfolio decreased 110 basis points during the six months ended June 30, 2008 compared to the same six months in 2007.  The decrease in the average rate earned on the loan portfolio was largely due to the substantial increase in non-accrual loans during the three months ended June 30, 2008, whereby any accrued interest on those loans was reversed at the time the loan was put on non-accrual status.

Additionally, the decreases in the rates earned on interest earning assets, and a corresponding decrease in rates paid on interest bearing liabilities, also occurred in response to several federal funds rate cuts made by the Federal Reserve Bank during the fourth quarter of 2007 and the first quarter of 2008.  Our loan portfolio is comprised of both fixed rate and variable rate interest earning assets, and therefore, many of the variable rate assets and liabilities have re-priced at lower rates.  However, the re-pricing of our interest earning assets have outpaced the re-pricing of our interest bearing liabilities, resulting in a lower net interest margin.

The following tables present certain information relating to net interest income for the three and six months ended June 30, 2008 and 2007.  The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown and are presented on a tax-equivalent basis assuming a 34% tax rate for the periods indicated.

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3)	$582,269	$9,742	6.73%	$504,821	$10,331	8.21%
Investment securities-taxable	136,550	1,768	5.21%	155,192	2,024	5.23%
Investment securities-nontaxable (4)	31,030	484	6.27%	27,362	445	6.52%

Interest bearing deposits	14,912	46	1.24%	6,635	96	5.80%
Other interest earning assets	681	7	4.13%	681	39	22.97%
Total interest earning assets	$765,442	12,047	6.33%	$694,691	12,935	7.47%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$193,153	541	1.13%	192,763	1,079	2.25%
Time deposits	364,622	3,611	3.98%	302,846	3,680	4.87%
Federal funds purchased and securities sold under agreements to repurchase (5)	7,877	42	2.15%	4,325	52	4.82%
Federal Home Loan Bank advances & other borrowings	111,447	1,209	4.36%	108,147	1,129	4.19%
Subordinated debentures	22,681	257	4.56%	22,681	402	7.11%
Total interest bearing liabilities	$699,780	5,660	3.25%	$630,762	6,342	4.03%

Net interest income (tax equivalent)		$6,387			$6,593
Interest rate spread			3.08%			3.44%
Net interest earning assets	$65,662			$63,929

Net interest margin (4)			3.36%			3.81%
Ratio of average interest bearing liabilities to average interest earning assets	91.42%			90.80%

(1)   Loans are net of deferred costs, less fees.

(2)   Non-accruing loans are included in the computation of average balances.

(3)   The Company includes loan fees in interest income. These fees for the three months ended June 30, 2008 and 2007 were $156,000 and $213,000, respectively.

(4)   Yield is adjusted for the tax effect of tax exempt loans and securities. The tax effects for the three months ended June 30, 2008 and 2007 were $207,000 and $199,000, respectively.

(5)   Interest expense on federal funds purchased and securities sold under agreements to repurchase includes imputed interest on premises under construction. Imputed interest for the three months ended June 30, 2008 and June 30, 2007 was $0 and $28,000 respectively.

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2) (3)	$575,854	20,350	7.11%	$498,803	$20,308	8.21%
Investment securities-taxable	136,232	3,569	5.27%	153,454	3,992	5.25%
Investment securities-nontaxable (4)	30,531	970	6.39%	27,325	880	6.49%
Interest-bearing deposits	18,724	225	2.24%	11,157	293	5.30%
Other assets	681	18	5.32%	681	87	25.76%
Total interest-earning assets	$762,022	$25,132	6.63%	$691,420	$25,560	7.46%

Interest-bearing liabilities:
Savings deposits and interest-bearing checking	$197,096	1,303	1.33%	$194,192	$2,188	2.27%
Time deposits	363,865	7,767	4.29%	300,259	7,224	4.85%
Federal funds purchased and securities sold under agreements to repurchase (5)	5,218	55	2.12%	3,735	89	4.81%
Federal Home Loan Bank advances and other borrowings	110,766	2,406	4.37%	108,161	2,247	4.19%
Subordinated debentures	22,681	600	5.32%	22,681	804	7.15%
Total interest-bearing liabilities	$699,626	$12,131	3.49%	$629,028	$12,552	4.02%
Net interest income (tax equivalent)		$13,001			$13,008
Interest rate spread			3.14%			3.43%
Net interest-earning assets	$62,396			$62,392
Net interest margin (4)			3.43%			3.79%
Ratio of average interest-bearing liabilities to average interest-earning assets	91.81%			90.98%

(1)    Loans are net of deferred costs, less fees.

(2)    Non-accruing loans are included in the computation of average balances.

(3)    The Company includes loan fees in interest income. These fees for the six months ended June 30, 2008 and 2007 were $269,000 and $440,000, respectively.

(4)    Yield is adjusted for the tax effect of tax exempt securities. The tax effects for the six months ended June 30, 2008 and 2007 were $409,000 and $395,000, respectively.

(5)    Interest expense on federal funds purchased and securities sold under agreements to repurchase includes imputed interest on premises under construction. Imputed interest for the six months ended June 30, 2008 and 2007 was $0 and $63,000, respectively.

The following table presents the components of changes in net interest income, on a tax equivalent basis, attributed to volume and rate.  Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the average interest rate during the prior year’s second quarter.  The changes in interest income or interest expense attributable to change in interest rates are calculated by multiplying the change in interest rate by the average volume during the current year’s second quarter.  The changes in interest income or interest expense attributable to the combined impact of changes in volume and changes in interest rates are allocated in proportion to the dollar amount of change in volume and yield/rate.

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Compared To			Compared To
	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans receivable, net (1) (2) (3)	$1,581	$(2,169)	$(588)	$3,200	$(3,158)	$42
Investment securities-taxable	(248)	(8)	(256)	(438)	15	(423)
Investment securities-nontaxable (4)	58	(19)	39	106	(16)	90
Interest-bearing deposits	119	(170)	(51)	199	(267)	(68)
Other assets	—	(4)	(4)	—	(6)	(6)
Total interest income	$1,510	$(2,370)	$(860)	$3,067	$(3,432)	$(365)

Interest expense:
Savings deposits and interest bearing checking	$2	$(540)	$(538)	$33	$(918)	$(885)
Time deposits	749	(818)	(69)	1,554	(1,011)	543
Federal funds purchased and securities sold under agreements to repurchase	20	(2)	18	10	19	29
Federal Home Loan Bank advances and other borrowings (5)	34	46	80	54	106	160
Subordinated debentures	—	(145)	(145)	—	(204)	(204)
Total interest expense	805	(1,459)	(654)	1,651	(2,008)	(357)
Net change in net interest income	$705	$(911)	$(206)	$1,416	$(1,424)	$-8

(1)    Loans are net of deferred costs, less fees.

(2)    Non-accruing loans are included in the computation of average balances.

(3)    The Company includes loan fees in interest income.  These fees for the three months ended June 30, 2008 and 2007 were $156,000 and $213,000, and for the six months ended June 30, 2008 and 2007 were $269,000 and $440,000, respectively.

(4)    Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended June 30, 2008 and 2007 were $207,000 and $199,000, and for the six months ended June 30, 2008 and 2007 were $409,000 and $395,000, respectively.

(5)    Interest expense on federal funds purchased and securities sold under agreements to repurchase includes imputed interest on premises under construction.  Imputed interest for the three months ended June 30, 2008 and 2007 was $0 and $28,000, respectively.  Imputed interest for the six months ended June 30, 2008 and 2007 was $0 and $63,000, respectively.

Interest earning assets

The average rate on interest-earning assets was 6.33% for the three months ended June 30, 2008, representing a decrease of 114 basis points from 7.47% for the same three months ended 2007.  The average rate on interest-earning assets was 6.63% for the six months ended June 30, 2008, representing a decrease of 83 basis points from 7.46% for the same six months ended 2007.  Interest-earning assets are comprised of loans receivable, investment securities, interest-bearing deposits and an investment in a non-consolidated wholly owned subsidiary that was formed for the purpose of issuing trust preferred securities.

As discussed above, the average rates earned on our loans receivable decreased considerably during the three and six months ended June 30, 2008, primarily due to the reversal of accrued interest on loans put on non-accrual status.  During the three and six months ended June 30, 2008, approximately $583,000 and $599,000 was reversed out of income as a result of loans being put on non-accrual status.  As a result, the average rate on loans receivable was 6.73% for the three months ended June 30, 2008, compared to 8.21% for the three months in June 30, 2007, a decrease of 148 basis points.  Accordingly, the average rate on loans receivable decreased 110 basis points to 7.11% for the six months ended June 30, 2008, compared to 8.21% for the six months ended June 30, 2007.  The average balance of loans receivable increased approximately $77.5 million during the three months ended June 30, 2008 compared to the same three months in 2007 and $77.1 million during the six months ended June 30, 2008 compared to the same six months in 2007.  However, the decrease in the average rates earned on loans receivable offset the increase in average balances, resulting in a decrease in interest income from loans receivable of $588,000, or 5.7%, during the second quarter of 2008 compared to the second quarter of 2007 and a slight increase of $42,000, or 0.2%, during the six months ended June 30, 2008 compared to the same period in 2007.

The average rate on investment securities, adjusted for the tax effect of tax exempt securities, decreased 4 basis points to 5.40% for the quarter ended June 30, 2008 compared to 5.44% for the quarter ended June 30, 2007 and increased 5 basis points to 5.47% for the six months ended June 30, 2008, compared to 5.42% for the six months ended June 30, 2007.  The average balances of investment securities during the three and six months ended June 30, 2008 decreased $15.0 million and $14.0 million, respectively, compared to the same periods of the previous year.

Interest bearing liabilities

The average rate paid on interest-bearing liabilities decreased 78 basis points to 3.25% for the three months ended June 30, 2008, compared to 4.03% for the same three months in 2007.  The average rate paid on interest-bearing liabilities decreased 53 basis points to 3.49% for the six months ended June 30, 2008, compared to 4.02% for the same six months in 2007.  Interest-bearing liabilities are comprised of savings and interest bearing checking deposits, time deposits, federal funds purchased and securities sold under agreements to repurchase, holding company notes payable, Federal Home Loan Bank advances and other borrowings, and subordinated debentures held by our subsidiary trust which issued trust preferred securities.

The average rate paid on interest-bearing savings and interest-bearing checking deposits decreased 112 basis points to 1.13% for the three months ended June 30, 2008 compared to 2.25% for the three months ended June 30, 2007.  The average rate paid on time deposits decreased 89 basis points to 3.98% during the second quarter of 2008 from 4.87% during the second quarter of 2007.  The average rate paid on interest-bearing savings and interest-bearing checking deposits decreased 94 basis points to 1.33% for the six months ended June 30, 2008, compared to 2.27% for the six months ended June 30, 2007. The average rate paid on time deposits decreased 56 basis points to 4.29% during the six months ended June 30, 2008 compared to 4.85% during the six months ended June 30, 2007.

The effective interest rate on the subordinated debentures was 4.56% for the three months ended March 31, 2008, a 255 basis point decrease from the 7.11% effective interest rate for the same period of 2007.  During the six months ended June 30, 2008, the effective interest rate on the subordinated debentures was 5.32% compared to 7.15% during the same period of 2007, a decrease of 183 basis points.  The subordinated debentures are part of a pooled trust preferred security at a variable rate of 1.65% above the 90-day LIBOR.  The trust preferred security has a 30-year term maturing in 2035 and a callable option in 2011, five years after the issuance date.  The issuance of the subordinated debentures did not have a placement or annual trustee fee associated with it.

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

As discussed above, we have considerably increased our Banks’ allowance for loan loss allocations, and during the three and six months ended June 30, 2008, we recorded a provision for loan losses totaling $4.1 million and $6.7 million, respectively, compared to $77,000 and $307,000 for the three and six months ended June 30, 2007.

Non-Interest Income

The following table summarizes non-interest income for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
	(In thousands)
Service charges	$923	$908	$1,753	$1,725
Trust fees	191	249	352	418
Brokerage service revenue	71	45	127	101
Gain on sales of mortgage loans	149	154	329	299
Gain on sales of investment securities	262	1	420	1
Mortgage servicing fees	42	46	84	93
Merchant processing fees	6	4	9	8
ATM and debit card fees	179	160	340	297
Bank owned life insurance income	244	238	489	475
Other	162	128	301	251
Total non-interest income	$2,229	$1,933	$4,204	$3,668

Non interest income for the three months ended June 30, 2008 was approximately $2.2 million, an increase of $296,000, from $1.9 million for the three months ended June 30, 2007.  Non-interest income for the six months ended June 30, 2008 was $4.2 million, an increase of $536,000, from $3.7 million for the six months ended June 30, 2007.

The primary reason for the increase in non-interest income for the three and six months ended June 30, 2008 was a increase in gains on sales of investment securities.  The gain in investment securities was primarily due to a $158,000 increase in gain on sales of investment securities from the first quarter, which was due to a gain on redemption of Visa, Inc. stock.  As a Visa member bank, the Company had an obligation to share certain litigation costs of Visa and had previously recorded this obligation. Visa held an initial public offering in March of 2008 in which it redeemed a portion of Class B stock held by member banks. The Company received cash of $111,000 in that redemption, which was recorded as a gain on sale of investment securities.  The Company’s remaining obligation to pay for other unsettled portions of the Visa lawsuits is approximately $65,000.

Non-Interest Expense

The following table presents non-interest expense for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(In thousands)
Salaries and employee benefits	$3,135	$3,067	$6,638	$6,197
Occupancy and equipment	818	842	1,660	1,577
Data processing	672	785	1,391	1,522
Professional fees	1,005	222	1,396	672
Marketing	93	169	171	279
Supplies	97	111	175	192
Intangible asset amortization	158	126	314	266
Loss on sales of investment securities	905	—	905	—
Goodwill impairment	4,708	—	10,700	—
Other	1,307	929	2,282	1,715
Total non-interest expenses	$12,898	$6,251	$25,632	$12,420

Non-interest expense increased approximately $6.6 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and increased $13.2 million for the six months ended June 30, 2008 compared to the same six months in 2007.  The increase in non-interest expense during the three months ended June 30, 2008 was primarily due to a non-cash $4.7 million good will impairment charge taken during the quarter, coupled with a $905,000 loss on impairment of investment securities. The company recognized other than temporary impairments totaling approximately $905,000 on several investments that were deemed to be impaired during the three months ended June 2008.  The impairment was the result of current market conditions related to trust preferred securities issued by other financial institutions that the Company holds as investments. Also contributing to expenses was an increase of $783,000 in professional fees relating to the Company’s “troubled condition” letters and the proxy contest with regard to the Company’s annual meeting of shareholders, both mentioned above.  The increase in non-interest expense during the six months ended June 30, 2008 was primarily as a result of the non-cash $6.0 million goodwill impairment charge taken during the first quarter, coupled with the loss in investment securities discussed above, the increase in  professional fees discussed above, an increase in salaries and employee benefits, and increases in other non-interest expenses, which included a significant robbery loss.

Income Tax Expense

We experienced an income tax benefit of $1.6 million and $2.1 million for the three and six months ended June 30, 2008 compared to income tax expense of $588,000 and $975,000 for the three and six months ended June 30, 2007, respectively.  We experienced an income tax benefit of $1.6 million and $2.1 million for the three and six months ended June 30, 2008, compared to income tax expense of $588,000 and $975,000 for the three and six months ended June 30, 2007, respectively.  The effective tax benefit rate for the three months ended June 30, 2008, was 18.4%, compared to an effective tax expense rate of 29.4% for the three months ended June 30, 2007.  The effective tax rate is typically less than the statutory federal rate of 34.0% due primarily to municipal interest income and income from the investment in bank owned life insurance. The lower tax benefit rate in 2008 is a result of the goodwill impairment which is not deducted in computing income tax expense.

In accordance with FIN 48, discussed in note 2, “Recent Accounting Pronouncements,” the Company has performed an analysis and has taken the position that it is not more likely than not that certain state tax benefits will be recognized in the future. In accordance with FIN 48, the Company has performed an analysis and has taken the position that it is not more likely than not that certain state tax benefits will be recongnized in future. As of the six months ended June 30, 2008, approximately $812,000 of unrecognized tax benefits related to certain state tax benefits, and approximately $7,000 of unrecognized tax benefits related to acquisition costs and information reporting reserves were included in other liabilities within the consolidated balance sheet. For the six months ended June 30, 2008, a total of approximately $111,000 was added to these reserves. If recognized, all of the tax benefits would increase net income, decreasing the effective tax rate.

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

The following table indicates that at June 30, 2008, if there had been a sudden and sustained increase in prevailing market interest rates, our net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.

	Net interest	(Decrease)
Change in interest rates	income	increase	% change
	(Dollar in thousands)
200 basis point rise	$29,060	1,127	4.03%
100 basis point rise	28,496	563	2.02%
Base rate scenario	27,933	—	—
100 basis point decline	26,640	(1,293)	(4.63)%
200 basis point decline	24,611	(3,322)	(11.89)%

Item 4:    CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our interim chief financial officer, with the assistance of our principal accounting officer, based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report concluded that, as disclosed below with respect to material weakness and changes in our internal control over financial reporting, the Company’s disclosure controls and procedures were not effective as of June 30, 2008.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Act of 1934. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with the accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. As a result of that assessment, management concluded that, as of June 30, 2008, our internal control over financial reporting was not effective. Management’s conclusion was based upon discussions with the OCC and management’s findings of control deficiencies that constituted a material weakness in connection with a lack of or sufficient or adequate policies, procedures, and controls with respect to the credit administration, the detection of risks related to the concentration and other risks associated with our construction and development loan portfolio, and the determination of our provision for loan losses and related allowance for loan losses.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have determined after discussions with the OCC that (1) the Banks had engaged in unsafe or unsound banking practices, by engaging in unsatisfactory lending practices, operating with inadequate board supervision, with less than satisfactory capital in relation to their large volume of construction and development loans and with an inadequate loan valuation reserve, and with inadequate internal systems policies; (2) the Banks had initiated a loan growth strategy without implementing sound lending policies, risk management practices, and controls resulted in the Banks’ deteriorating condition, high risk profile and significant increases in the levels of classified assets, past due loanss, nonperforming loans, and significantly increased allowance for loan loss provisions; and (3) that the boards of directors of our subsidiary Banks did not effectively oversee the operations of the Banks.

We have made or are in the process of implementing the following managerial and operational changes to correct these deficiencies and to improve our internal controls over financial reporting, including:

•

the audit committee of the board of directors engaged the services of a national  independent loan consulting firm to perform a review of our construction and development loan portfolio.  The first phase of this review was completed in the second quarter of 2008 with remaining loan reviews to be completed in the third quarter of 2008.

•

the boards of directors of both of the Banks established executive committees to oversee management actions taken in response to the recent OCC examination and implement a communication procedure to ensure accurate and timely communication with regulatory agencies.

•

outside directors have been added to the senior loan committee which approves all loans in excess of $500,000 and to the credit risk committee which oversees the problem credit identification process and problem credits.

•

in May 2008, we created a team of experienced senior staff to review credit administration and loan origination  processes.  The team reallocated resources and reassigned an experienced senior commercial lender with a workout background to aggressively review and modify the problem loan identification process and act as a loan workout manager.

•

TeamBank, N.A. is seeking to hire a chief credit officer to manage its loan origination and approval process, credit administration and controls, timely identification of risk and problem loans and emerging risks in the loan portfolio in compliance with company policies and procedures and banking laws and regulations. The chief credit officer will report to the Bank’s chief executive officer.  In the interim, the board of directors have moved the accountability for the lending function to the the Chief Operations Officer.

•

all credit administration and loan approval processes are being reviewed for controls and efficiency.  A risk assessment process for all credit administration and loan approval processes is being evaluated modeled after the current successful risk assessment process utilized for the Information Security Program.

•	TeamBank N.A. has centralized the construction loan draw and inspection process.

•	the problem loan identification process including the loan risk rating system is being reviewed and modified to insure more timely and effective problem loan identification.

•	loan policy and procedures are being reviewed and modified to include more specific direction for all loan staff.

•

management is developing a series of new or improved reports for credit administration to better monitor credit risks internally and provide more detail about loans and credits to senior management, the board of directors and their loan committees, including but not limited to, concentrations, exceptions to loan policies, special assets and OREO reports, and monthly delinquent, non-accrual, classified loans and exposure.   These activities will enhance the loan risk rating system provide better information to be used in the allowance for loan and lease loss methodology.

We believe that these corrective actions, taken as a whole, will mitigate the control deficiencies identified above but we still need to test the effectiveness of these actions. We plan to continue an on-going review and evaluation of our internal control over financial reporting, and we may make other changes as appropriate based on the results of management’s reviews and evaluations.

Except as described above, through the filing date of this report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The continued slowdown in real estate sales and a decrease in residential real estate values within our market areas have and may continue to adversely affect our earnings and financial condition.   The downturn of economic conditions in the national residential real estate market during 2007, the continued decline in home sales, the stagnate, and even declining median home prices year-over-year in the major metropolitan areas in our market areas and the decline in prices for newly constructed homes, resulted in an increase in non-performing assets and our provision for loan losses for the three and six months ended June 30, 2008, as well as continued increases in nonaccrual loans and classified loans since then.  The housing industry in the Midwest experienced a downturn during the last quarter of 2007 and continuing into 2008 reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new home construction resulting in some over-supply of housing inventory and increased foreclosure rates. If these market conditions do not improve, or deteriorate further, or if these market conditions and slowing economy negatively impact the commercial non-residential real estate market, our earnings and financial condition will continue to be adversely impacted because a significant portion of our loans are secured by real estate in our market areas.

Our loan portfolio is concentrated in real estate lending which has made and will make our loan portfolio more susceptible to credit losses in the current real estate market.  The new home real estate market in our market areas declined during the last quarter of 2007 and continuing into 2008.  Our loan portfolio has a concentration in construction and land development loans and in commercial real estate loans (most of which are located in our market areas and many of which involve land development).  We have a heightened exposure to credit losses that may arise from this concentration as a result of the downturn in the real estate sector.  Our non-performing assets and allowance for loan loss increased substantially during the six months ended 2008.

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

The occurrence of any of the preceding risks has resulted and could result in the deterioration of one or more of these loans which could increase our non-performing assets. An increase in non-performing loans may result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse affect on our financial condition, results of operations and/or liquidity.

Also, our construction and land development loans could be susceptible to extended maturities or borrower defaults.  We have experienced and could experience higher credit losses and non-performing loans in this portfolio if the economy continues to slow down, capital markets involving commercial real estate loans deteriorate, real estate market conditions weaken further and lenders further tighten credit standards and limit availability of financing.

Our loan losses could exceed our allowance for loan losses. Our average loan size continues to increase and part of our allowance for loan losses relies on historical results which may not be representative of future losses.  Approximately 67.1% of our loan portfolio at June 30, 2008 was composed of construction and land development loans and commercial loans secured by real estate.  Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of these delinquent loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit strength of our borrowers and/or guarantors.

We are subject to extensive regulation that could limit or restrict our activities.  We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the Office of the Comptroller of the Currency (the “OCC”), the FDIC, and the Federal Reserve Board. Compliance with these regulations is costly and restricts certain activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, types of deposits we are able to utilize, and locations of branches. We must also meet regulatory capital requirements. Failure to meet these capital and other regulatory requirements, could impede our financial condition, liquidity, and results of operations could be materially and adversely affected. Our failure to remain “well capitalized” and “well managed” for regulatory purposes could affect customer confidence, our ability to grow, our cost of funds and higher FDIC insurance premiums, our ability to pay dividends on our capital stock, and our ability to make acquisitions.

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

We were subject to an examination by our primary banking regulator, the results of which require us to raise substantial additional capital and decrease our concentration in construction and land development loans, as well as other corrective actions.  National banking-related publications, as well as a recent pronouncement of our primary banking regulator, the OCC, have indicated that the economic downturn in the national housing market has accelerated and is more pronounced than previously estimated.  Our Banks have concentrations in this area of lending through real estate construction and land development loans.  The Federal Deposit Insurance Corporation has recommended that financial institutions such as our Banks, that have concentration levels in these types of loans, increase their levels of loan loss allowances and increase capital to provide ample protection from unexpected losses if market conditions deteriorate further.  As a result of this guidance and additional data becoming available relating to the national economy, and more specifically to our market areas, we have increased our Banks’ allowance for loan loss allocations by over $6 million.  The OCC has requested that we further increase the capital ratios of the Banks, although we infused $1,750,000 and $250,000 in capital to TeamBank, N.A. and Colorado National Bank, respectively on May 5, 2008.   We funded the capital infusions through our existing line of credit, however we have no remaining available borrowing capacity under the line of credit should we need it.  Also, in order to increase their regulatory capital ratios and decrease their concentrations in real estate construction and land development loans, the Banks may decrease these loan balances through loan sales to other financial institutions or investors.   In order to provide additional capital to the Banks, we have suspended dividends on our common stock and we expect to consider several other alternatives, including seeking additional equity, debt, suspending dividends on our subordinated debentures, or selling certain assets of the Company.  We cannot, however, assure that we will be successful in any of these endeavors, that the capital adequacy levels or loan loss reserves of the Banks will be deemed satisfactory by our banking regulators, that the Banks will not be subject to additional regulatory action, or of the impact of such actions on debt covenants.

In connection with the examination of the Banks, on April 24, 2008, the Banks each received a letter from the OCC, Kansas City South Field office, indicating that it believes the Banks are deemed to be in “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, and, as a result, the Banks are subject to specified restrictions on operations.  These letters were received before the OCC’s issuance of its examination report and were based upon the OCC staff’s determination that the Banks had deficiencies in credit administration practices, loan risk rating systems, loan loss allowance methodologies, and levels of classified assets.  The restrictions provide that:  (1) the Banks must notify the OCC 90 days before adding or replacing a member of their respective boards of directors or employing any, or promoting any existing employee as a senior executive officer, and (2) the Banks may not, except under certain circumstances, enter into any agreements to make severance or indemnification payments or make any such payments to institution-affiliated parties.  We expect to cooperate with the OCC promptly to quickly address any regulatory concerns.

As a result of the recent OCC examination and areas of concern, the Banks’ Boards expect to sign a formal enforcement action with the OCC to document and address the areas of concern. The areas of concern include, but are not limited to, developing a plan to increase capital of the Banks, addressing credit administration and monitoring deficiencies, as well as previously noted items in the “troubled condition” letter. We anticipate the expected enforcement action will require us to raise additional capital. The Banks will continue to pursue methods to increase regulatory capital ratios, closely monitor classified and non-performing assets, and reduce the levels of concentrations.

Any further significant deterioration in these market conditions could have a material adverse affect on our business, financial condition, liquidity and results of operation.

We will be required by our primary banking regulator to raise additional capital, but capital may not be available to us.  We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To the extent that regulatory authorities require us to increase our capital ratios or we further expand our asset base, primarily through loan growth, we will be required to support this growth with additional capital.  Our primary regulator, the OCC has indicated to us that we should increase the capital ratios of our subsidiary Banks. We cannot assure that we will be able to raise additional capital.

Our ability to raise additional capital will depend on conditions in the capital markets, which are outside of our control, and on our financial performance, which has deteriorated as discussed elsewhere in this report.  Accordingly, we cannot assure our ability to raise additional capital when needed or on economical terms. If we cannot raise additional capital when needed, we expect we will be subject to increased regulatory supervision and the likely imposition of restrictions on our ability to make loans and grow our business.  Also, these restrictions could result in increases in operating expenses and reductions in revenues that would negatively affect our operating results.

An increase in our allowance for loan losses will result in reduced earnings.  We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment.  We continually evaluate the collectibility of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as:

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

Many of these factors are difficult to predict or estimate accurately. If our evaluation is incorrect and borrower defaults cause losses exceeding the portion of our allowance for loan losses allocated to those loans, our earnings could be significantly and adversely affected.  We may experience losses in our loan portfolio or perceive adverse trends that require us to significantly increase our allowance for loan losses in the future, such as occurred in 2008 to date, which would reduce future earnings.  In addition, our regulators may require our Banks to increase or decrease our allowance for loan losses.

Our nonresidential real estate loans expose us to increased lending risks.  At June 30, 2008, $387 million, or 67.1%, of our loan portfolio consisted of construction and land development loans and commercial loans secured by real estate.  These types of loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the income stream of the borrowers. Such loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. These loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Because such loans generally entail greater risk than residential mortgage loans, and due to the declining economic conditions in our market areas, we may need to increase our allowance for loan losses in the future to account for the increase in probable incurred credit losses associated with such loans. Also, many of our nonresidential real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

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

Our stock price can be volatile.  Our stock price can fluctuate widely in response to a variety of factors. Factors include actual or anticipated variations in our quarterly operating results, recommendations by securities analysts, operating and stock price performance of other companies, news reports, results of litigation and other factors, including those described in this “Risk Factors” section. Our ability or intent to pay dividends on our stock, can also have a significant impact on our stock price, as was shown recently when our Board of Directors announced that dividends on our common stock would be suspended in order to enhance our capital position during the current economic cycle.  Our common stock also has a low average daily trading volume, which limits a person’s ability to quickly accumulate or quickly divest themselves of large blocks of our stock. In addition, a low average trading volume can lead to significant price swings even when a relatively small number of shares are being traded.

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

We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if we rely on misleading information.  In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

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

Liquidity needs could adversely affect our financial condition and results of operation.  We rely on dividends from our bank subsidiaries as our primary source of funds. The primary sources of funds of our bank subsidiaries are customer deposits and loan repayments. While scheduled loan repayments are typically a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability.

Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments, customer confidence in our banks and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include proceeds from Federal Home Loan Bank advances, sales of investment securities and loans,  federal funds lines of credit from correspondent banks, and extension of credit from the Federal Reserve Bank, as well as out-of-market time deposits. The Federal Reserve Bank is currently reviewing our request for additional borrowing capacity collateralized by approximately $93.1 million of real estate loans and has granted $34.9 million of borrowing capacity.  We would expect addition capacity of not more than $11.6 million.  While we believe that these sources  will be adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increased loan demand or if our customers choose to withdraw their deposits in large amounts. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

Regulatory actions or restrictions imposed by our regulators could adversely affect our reputation, liquidity, financial condition, and results of operation.  A primary source of funding for our banks is customer deposits.  Should our regulators impose further regulatory restrictions or an enforcement action on us, our customers may lose confidence in our banks’ and may choose to withdraw their deposits at a rate faster than we are prepared to handle.  While our current sources of liquidity are adequate to support current needs, we cannot assure that they will be adequate to support increased levels of withdrawals in the case of regulatory enforcement actions that are made known to our depositors.

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

Our operational policies and procedures may prove inadequate in our current operating environment and as such, may negatively impact our liquidity, results of operations, financial condition and cash flows.  Our Company and our subsidiary banks were recently deemed to be in “troubled condition” by our regulators.  The current or future restrictions imposed on us by our regulators may result in repercussions that our operational policies or procedures are not equipped to address, the occurrence of which may negatively affect our results of operations, financial condition and cash flows.

We cannot be certain that our existing line of credit will be renewed. We have a $4 million line of credit with our correspondent bank of which we are currently utilizing $4 million. The renewal of this line of credit is scheduled for October 15, 2008. While the line of credit has been renewed in the past, we cannot assure renewal in the future. Nonrenewal of the line of credit would adversely impact our capital resources and liquidity.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  We did not repurchase any shares of our common stock during the second quarter of 2008.

The Board of Directors approved a stock repurchase program, announced October 14, 2004, authorizing the repurchase of up to 400,000 shares of our common stock.  The stock repurchase program does not have an expiration date.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders, originally scheduled for June 17, 2008 was postponed in accordance with the Bicknell Agreement that the Company entered into on June 16, 2008.  As such, all matters submitted to a vote of security holders were postponed and will be voted on by shareholders at the Company’s reconvened meeting scheduled for August 19, 2008.  Please refer to “Corporate Governance Matters” under Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for more information regarding the Bicknell Agreement.

Item 6.    EXHIBITS

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)
3.2	Amended and Restated Bylaws of Team Financial, Inc. (5)
4.9	Indenture between Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (5)
4.10	Debenture Subscription Agreement between Team Financial, Inc. and Team Financial Capital Trust II dated September 14, 2006 (5)
4.11	Common Securities Subscription Agreement between Team Financial Capital Trust II and Team Financial, Inc. dated September 14, 2006 (5)
4.12	Purchase Agreement among Team Financial Capital Trust II, Team Financial Inc., and Bear, Stearns & Co., Inc. dated September 12, 2006 (5)
4.13	Guarantee Agreement delivered by Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (5)
4.14	Junior Subordinated Debenture of Team Financial, Inc. due 2036 (5)
4.15	Capital Security Certificate of Team Financial Capital Trust II evidencing 22,000 Capital Securities owned by Cede & Co. (5)
4.16	Common Security Certificate of Team Financial Capital Trust II evidencing 681 Commons Securities owned by Team Financial, Inc. (5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated April 15, 2008. (9)
10.2	Employment Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated March 14, 2007. (6)
10.3	Employment Agreement between Team Financial, Inc. and Sandra J. Moll dated March 2, 2007. (6)
10.5	Technology Outsourcing Renewal Agreement between Team Financial, Inc. and Metavante Corporation dated December 1, 2007. (8)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)
10.7-10.9	Exhibit numbers intentionally not used.

10.10	Agreement dated May 16, 2006 among Team Financial, Inc. and McCaffree Financial Corporation. (4)
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)
10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)
10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (3)
10.15.1	Amendment to Loan Agreement and Note between Team Financial, Inc. and US Bank dated June 30, 2008. (12)
10.16	Agreement dated June 16, 2008, between Team Financial, Inc. and the Bicknell Group. (Other than Exhibit A, thereto, which shall be deemed to be “furnished” rather than “filed”.) (10)
10.17	Agreement dated July 10, 2008, between Team Financial, Inc. and Keith B. Edquist. (Other than Exhibit A, thereto, which shall be deemed to be “furnished” rather than “filed”.) (11)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (2)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (2)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (2)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (2)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (2)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (2)
10.30	Executive Retirement and Release Agreement between Michael L. Gibson and Team Financial, Inc. dated May 24, 2007. (7)
10.31	Amendment to Revolving Credit Agreement and Note between Team Financial, Inc. and U.S. Bank N.A. dated effective June 30, 2008. (13)
11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (13)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (13)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (13)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350. (13)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350. (13)

(1)	Filed with Registration Statement on Form S-1 dated August 6, 2001, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.
(2)	Filed with Annual Report on Form 10-K for the Year Ending December 31, 2002, and incorporated herein by reference.
(3)	Filed with quarterly report on form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.
(4)	Filed with Form 8-K dated May 22, 2006 and incorporated herein by reference.
(5)	Filed with quarterly report on form 10-Q for the period ended September 30, 2006 and incorporated herein by reference.
(6)	Filed with quarterly report on form 10-Q for the period ended March 31, 2007 and incorporated herein by reference.
(7)	Filed with quarterly report on form 10-Q for the period ended June 30, 2007 and incorporated herein by reference.

(8)	Filed with annual report on Form 10-K/A for the year ended December 31, 2007, and incorporated herein by reference.
(9)	Filed with quarterly report on form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.
(10)	Filed with Form 8-K dated June 18, 2008 and incorporated herein by reference.
(11)	Filed with Form 8-K dated July 15, 2008 and incorporated herein by reference.
(12)	Filed with Form 8-K dated August 11, 2008 and incorporated herein by reference.
(13)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 18, 2008	By:	/s/ Robert J. Weatherbie
Robert J. Weatherbie
Chairman and
Chief Executive Officer

Date:	August 18, 2008	By:	/s/ Bruce R. Vance
Bruce R. Vance
Interim Chief Financial Officer

Exhibit Index

Exhibit Number

Description

3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)
3.2	Amended and Restated Bylaws of Team Financial, Inc. (5)
4.9	Indenture between Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (5)
4.10	Debenture Subscription Agreement between Team Financial, Inc. and Team Financial Capital Trust II dated September 14, 2006 (5)
4.11	Common Securities Subscription Agreement between Team Financial Capital Trust II and Team Financial, Inc. dated September 14, 2006 (5)
4.12	Purchase Agreement among Team Financial Capital Trust II, Team Financial Inc., and Bear, Stearns & Co., Inc. dated September 12, 2006 (5)
4.13	Guarantee Agreement delivered by Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (5)
4.14	Junior Subordinated Debenture of Team Financial, Inc. due 2036 (5)
4.15	Capital Security Certificate of Team Financial Capital Trust II evidencing 22,000 Capital Securities owned by Cede & Co. (5)
4.16	Common Security Certificate of Team Financial Capital Trust II evidencing 681 Commons Securities owned by Team Financial, Inc. (5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated April 15, 2008. (9)
10.2	Employment Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated March 14, 2007. (6)
10.3	Employment Agreement between Team Financial, Inc. and Sandra J. Moll dated March 2, 2007. (6)
10.5	Technology Outsourcing Renewal Agreement between Team Financial, Inc. and Metavante Corporation dated December 1, 2007. (8)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)
10.7-10.9	Exhibit numbers intentionally not used.
10.10	Agreement dated May 16, 2006 among Team Financial, Inc. and McCaffree Financial Corporation. (4)
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)
10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)
10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (3)
10.15.1	Amendment to Loan Agreement and Note between Team Financial, Inc. and US Bank dated June 30, 2008. (12)
10.16	Agreement dated June 16, 2008, between Team Financial, Inc. and the Bicknell Group. (Other than Exhibit A, thereto, which shall be deemed to be “furnished” rather than “filed”.) (10)
10.17	Agreement dated July 10, 2008, between Team Financial, Inc. and Keith B. Edquist. (Other than

Exhibit A, thereto, which shall be deemed to be “furnished” rather than “filed”.) (11)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (2)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (2)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (2)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (2)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (2)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (2)
10.30	Executive Retirement and Release Agreement between Michael L. Gibson and Team Financial, Inc. dated May 24, 2007. (7)
10.31	Amendment to Revolving Credit Agreement and Note between Team Financial, Inc. and U.S. Bank N.A. dated effective June 30, 2008. (13)
11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (13)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (13)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (13)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350. (13)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350. (13)

(1)	Filed with Registration Statement on Form S-1 dated August 6, 2001, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.
(2)	Filed with Annual Report on Form 10-K for the Year Ending December 31, 2002, and incorporated herein by reference.
(3)	Filed with quarterly report on form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.
(4)	Filed with Form 8-K dated May 22, 2006 and incorporated herein by reference.
(5)	Filed with quarterly report on form 10-Q for the period ended September 30, 2006 and incorporated herein by reference.
(6)	Filed with quarterly report on form 10-Q for the period ended March 31, 2007 and incorporated herein by reference.
(7)	Filed with quarterly report on form 10-Q for the period ended June 30, 2007 and incorporated herein by reference.
(8)	Filed with annual report on Form 10-K/A for the year ended December 31, 2007, and incorporated herein by reference.
(9)	Filed with quarterly report on form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.
(10)	Filed with Form 8-K dated June 18, 2008 and incorporated herein by reference.
(11)	Filed with Form 8-K dated July 15, 2008 and incorporated herein by reference.
(12)	Filed with Form 8-K dated August 11, 2008 and incorporated herein by reference.
(13)	Filed herewith.