Form 10-Q
period 2008-09-30
TEAM FINANCIAL INC /KS
filed 2008-12-08
CIK 1082484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

There were 3,597,671 shares of the Registrant’s common stock, no par value, outstanding as of December 4, 2008.

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Financial Condition

(Dollars in thousands)

	September 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$13,359	$20,258
Federal funds sold and interest bearing bank deposits	1,499	9,926
Cash and cash equivalents	14,858	30,184

Investment securities:
Available for sale, at fair value (amortized cost of $147,988 and $166,369 at September 30, 2008 and December 31, 2007, respectively)	148,772	165,848
Non-marketable equity securities at cost	9,778	9,493
Total investment securities	158,550	175,341

Loans receivable, net of unearned fees	550,637	560,861
Allowance for loan losses	(16,657)	(5,987)
Net loans receivable	533,980	554,874

Accrued interest receivable	4,805	5,599
Premises and equipment, net	21,287	22,083
Assets acquired through foreclosure	2,616	934
Goodwill	—	10,700
Intangible assets, net of accumulated amortization	2,080	2,523
Bank owned life insurance policies	21,370	20,739
Deferred tax assets	4,840	2,429
Other assets	1,501	2,087

Total assets	$765,887	$827,493

Liabilities and Stockholders’ Equity
Deposits:
Checking deposits	$146,325	$187,356
Savings deposits	26,236	25,848
Money market deposits	46,779	68,472
Certificates of deposit	358,371	347,710
Total deposits	577,711	629,386
Federal funds purchased and securities sold under agreements to repurchase	13,143	2,969
Federal Home Loan Bank advances	107,960	108,005
Notes payable and treasury, tax, and loan	4,123	2,195
Subordinated debentures	22,681	22,681
Accrued expenses and other liabilities	9,849	9,206

Total liabilities	735,467	774,442

Stockholders’ Equity:
Common stock, no par value, 50,000,000 shares authorized; 4,506,830 and 4,502,791 shares issued; 3,596,103 and 3,575,064 shares outstanding at September 30, 2008 and December 31, 2007, respectively	27,972	27,916
Capital surplus	253	308
Retained earnings	13,403	37,149
Treasury stock, 910,727 and 927,727 shares of common stock at cost at September 30, 2008, and December 31, 2007, respectively	(11,719)	(11,978)
Accumulated other comprehensive income (loss)	511	(344)

Total stockholders’ equity	30,420	53,051

Total liabilities and stockholders’ equity	$765,887	$827,493

See accompanying notes to the unaudited consolidated financial statements

TEAM FINANCIAL, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest Income:
Interest and fees on loans	$9,430	$10,384	$29,701	$30,597
Taxable investment securities	1,750	2,015	5,318	6,007
Nontaxable investment securities	308	326	949	906
Other	32	186	275	503

Total interest income	11,520	12,911	36,243	38,013

Interest Expense:
Deposits:
Checking deposits	185	435	691	1,488
Savings deposits	46	47	137	149
Money market deposits	225	628	931	1,662
Certificates of deposit	3,454	3,874	11,221	11,098
Federal funds purchased and securities sold under agreements to repurchase	36	35	91	61
Federal Home Loan Bank advances payable	1,178	1,175	3,511	3,414
Notes payable and other borrowings	65	5	138	12
Subordinated debentures	257	406	857	1,210

Total interest expense	5,446	6,605	17,577	19,094

Net interest income before provision for loan losses	6,074	6,306	18,666	18,919

Provision for loan losses	5,564	91	12,258	398

Net interest income after provision for loan losses	510	6,215	6,408	18,521

Non-Interest Income:
Service charges	915	950	2,668	2,675
Trust fees	191	184	543	602
Gain on sales of mortgage loans	166	145	495	444
Gain (loss) on sales of investment securities	—	(5)	420	(4)
Bank-owned life insurance income	250	242	739	717
Bankcard Income	219	175	603	473
Other	271	216	748	668

Total non-interest income	2,012	1,907	6,216	5,575

Non-Interest Expenses:
Salaries and employee benefits	2,939	3,441	9,577	9,638
Occupancy and equipment	808	947	2,468	2,524
Data processing	636	783	2,027	2,305
Professional fees	713	435	2,109	1,107
Marketing	153	167	324	446
Supplies	75	104	250	296
Intangible asset amortization	155	156	469	422
Loss on impairment of investment securities	3,664	—	4,569	—
Goodwill impairment	—	—	10,700	—
Other	1,863	955	4,145	2,670

Total non-interest expenses	11,006	6,988	36,638	19,408

Income (loss) before income taxes	(8,484)	1,134	(24,014)	4,688

Income tax expense (benefit)	1,538	226	(556)	1,201

Net income (loss)	$(10,022)	$908	$(23,458)	$3,487

Basic income (loss) per share	$(2.79)	$0.25	$(6.53)	$0.97
Diluted income (loss) per share	$(2.79)	$0.25	$(6.53)	$0.95
Shares applicable to basic income per share	3,596,103	3,616,515	3,590,584	3,609,033
Shares applicable to diluted income per share	3,596,103	3,695,337	3,600,426	3,682,588

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc, And Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$(10,022)	$908	$(23,458)	$3,487
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investment securities available for sale net of tax of $807 and $671 for the three months ended September 30, 2008 and September 30, 2007, respectively; and net of tax of $593 and $(33) for the nine months ended September 30, 2008 and September 30, 2007 respectively	(868)	1,301	(1,883)	(67)
Reclassification adjustment for (gains) losses included in net income net of tax of $0 and $2 for the three months ended September 30, 2008 and September 30, 2007, respectively; and net of tax of $(143) and $1 for the nine months ended September 30, 2008 and September 30, 2007 respectively	—	3	(277)	3
Reclassification adjustment for loss on impairments included in net income net of tax of $1,246 and $0 for the three months ended September 30, 2008 and September 30, 2007, respectively; and net of tax of $1,553 and $0 for the nine months ended September 30, 2008 and September 30, 2007, respectively	2,418	—	3,016	—
Other comprehensive income (loss), net	1,550	1,304	855	(64)
Comprehensive income (loss), net	$(8,472)	$2,212	$(22,603)	$3,423

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc, And Subsidiaries

Unaudited Consolidated Statements of Changes In Stockholders’ Equity

Nine Months Ended September 30, 2008

(Dollars in thousands, except per share amounts)

					Accumulated
					other	Total
	Common	Capital	Retained	Treasury	comprehensive	stockholders’
	stock	surplus	earnings	stock	income (loss)	equity

BALANCE, December 31, 2007	$27,916	$308	$37,149	$(11,978)	$(344)	$53,051
Treasury stock purchased (7,600 shares)	—	—	—	(102)		(102)
Common stock issued in connection with employee benefit plans (4,039 shares)	56		—	—	—	56
Contribution of shares of treasury stock to Company ESOP (17,000 shares)				249		249
Issuance of Treasury Shares in connection with compensation plans (7,600 shares)	—	(65)	—	112	—	47
Recognition of stock-based compensation	—	10	—	—	—	10
Net loss	—	—	(23,458)	—	—	(23,458)
Dividends ($0.08 per share)	—	—	(288)	—	—	(288)
Other comprehensive income net of $450 in taxes	—	—	—	—	855	855
BALANCE, September 30, 2008	$27,972	$253	$13,403	$(11,719)	$511	$30,420

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc, and Subsidiaries

Unaudited Consolidated Statements Of Cash Flows

(Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(23,458)	$3,487
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	10,700	—
Provision for loan losses	12,258	398
Depreciation and amortization	1,552	1,645
Impairment of assets	301	14
Stock-based compensation expense	10	111
Change in bank owned life insurance	(631)	(606)
Net gain on sales of investment securities	(420)	—
Net loss on sales of investment securities	—	4
Net loss on impairment of investment securities	4,569	—
Stock dividends	(225)	(325)
Net gain on sales of mortgage loans	(495)	(444)
Net (gain) loss on sales of assets	(52)	58
Proceeds from sale of mortgage loans	39,342	32,341
Origination of mortgage loans for sale	(37,745)	(29,951)
(Increase) decrease in deferred tax asset	(2,862)	273
Net (increase) decrease in other assets	1,435	(915)
Net increase in accrued expenses and other liabilities	979	755
Net cash provided by operating activities	5,258	6,845

Cash flows from investing activities:
Net (increase) decrease in loans	4,826	(32,313)
Proceeds from sale of investment securities available-for-sale	13,373	1,670
Proceeds from maturities and principal reductions of investment securities	42,671	13,370
Purchases of investment securities	(41,978)	(17,127)
Purchase of premises and equipment, net	(357)	(5,272)
Proceeds from sales of assets	826	372

Net cash provided by (used in) investing activities	19,361	(39,300)

Cash flows from financing activities:
Net increase (decrease) in deposits	(51,676)	20,328
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	10,174	(2,627)
Payments on Federal Home Loan Bank advances	(45)	(166,188)
Proceeds from Federal Home Loan Bank advances	—	166,145
Payments on notes payable	(4,169)	(4,064)
Proceeds from notes payable	6,097	4,064
Common stock issued	56	15
Purchase of treasury stock	(102)	(1,184)
Issuance of treasury stock	296	778
Dividends paid on common stock	(576)	(863)

Net cash provided by (used in) financing activities	(39,945)	16,404

Net change in cash and cash equivalents	(15,326)	(16,051)

Cash and cash equivalents at beginning of the period	30,184	37,150

Cash and cash equivalents at end of the period	$14,858	$21,099

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$18,071	$18,584
Income taxes (net of refunds)	1,150	1,751

Noncash activities related to operations
Assets acquired through foreclosure	$2,627	$448

See accompanying notes to the unaudited consolidated financial statements

Team Financial, Inc and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Three and nine month periods ended September 30, 2008 and 2007

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of Team Financial, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial condition and results of operations required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included.  The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or the full year.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

The December 31, 2007 statement of financial condition has been derived from the audited consolidated financial statements as of that date.  Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation.  The results of the three and nine months ended September 30, 2008, have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Our ability to continue as a going concern is substantially dependent upon the successful execution of many of the actions referred to within this report.  Our interim condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to the amounts and classification of liabilities should the Company be unable to continue as a going concern.

(2)  Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  The Statement was effective for the Company on January 1, 2008 and did not have a significant impact on the Company’s financial position, operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  This statement permits entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.  Statement No. 159 was effective for the Company on January 1, 2008, however, the Company did not elect to adopt SFAS No. 159 for any financial instruments, therefore, SFAS No. 159 did not have a significant impact on the Company’s financial position, operations or cash flows.

In September 2006, the FASB ratified the consensus reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4, Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This EITF requires employers accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods to recognize a liability for future benefits in accordance with FASB SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board (APB) Opinion No. 12, Omnibus Opinion – 1967.  Entities should recognize the effects of applying this issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  This EITF was effective for the Company on January 1, 2008 and did not have a significant impact on the Company’s financial position, operations or cash flows.

(3)  Stock Based Compensation

The Company’s 1999 Stock Incentive Plan and 2007 Stock Incentive Plan provide for the following stock and stock-based awards: restricted stock, stock options, stock appreciation rights and performance shares.  As of September 30, 2008, up to 66,850 shares of our common stock were available to be issued under the 1999 Stock Incentive Plan and up to 378,750 shares of our common stock were available to be issued under the 2007 Stock Incentive Plan.  All employees, directors and consultants are eligible to participate in these plans. The Company generally grants stock options with either a one-year cliff vesting schedule and a ten-year expiration from the date of grant, or with a three-year potential vesting schedule and a ten-year expiration from the date of grant, with vesting at the discretion of the Compensation Committee of the Board of Directors, which administers both plans.

The Company accounts for all share-based transactions according to the provisions set forth in SFAS No. 123(R), Share-Based Payments, (“SFAS No. 123(R)”). This statement requires that the cost resulting from all share-based transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payments with employees except for equity instruments held by employee share ownership plans.  The Company recognized share-based compensation expense or (reversal) of approximately ($14,000) and ($25,000), respectively during the three months ended September 30, 2008 and 2007, and $10,000 and $111,000 during the nine months ended September 30, 2008 and 2007 respectively.

Stock-based compensation expense for outstanding options with a vesting period during the three months ended September 30, 2008 was estimated using the Black-Scholes option pricing model with the following assumptions:

	One-year options	Three-year options
Expected life in years	5.0	6.7
Expected volatility	17.29%	34.89%
Risk-fee interest rate	3.45%	3.32%
Annual rate of quarterly dividends	2.09%	1.82%

The following table summarizes option activity for the nine months ended September 30, 2008:

		Weighted	Weighted average	Aggregate
	Number of	average exercise	remaining contractual	Intrinsic
	optioned shares	price per share	life in years	Value
Outstanding at December 31, 2007	335,700	$12.17
Granted	45,000	14.81
Exercised	(7,600)	10.43
Expired or forfeited	(93,750)	15.15
Outstanding at September 30, 2008	279,350	11.56	5.2	$0.00
Exercisable at September 30, 2008	240,100	11.00	4.6	0.00

A summary of the Company’s nonvested options as of September 30, 2008 and changes during the nine months then ended are presented below:

		Weighted
	Number of	average grant
	shares	date fair value
Nonvested at December 31, 2007	56,000	$2.72
Granted	45,000	1.61
Vested	0
Expired or forfeited	(61,750)	2.62
Nonvested at September 30, 2008	39,250	2.59

On September 30, 2008, there was approximately $17,000 of unrecognized compensation benefit related to nonvested stock-based compensation awards, which the Company expects to recognize over a weighted-average period of 0.57 years.

(4)  Stock Repurchase Program

There were 0 and 7,600 shares of common stock repurchased during the three and nine months ended September 30, 2008, respectively, at an average price of $13.46 per share under a stock repurchase program authorized by the Board of Directors that allows the repurchase of up to 400,000 shares.  At September 30, 2008, there were 194,678 shares of our common stock remaining for possible repurchase.  As previously disclosed, the Company does not anticipate that it will repurchase shares in the near future in order to preserve liquidity.

(5)  Dividend Suspension

On June 24, 2008, the Company suspended paying cash dividends on its common stock in order to enhance its capital position.  The timing of any future cash dividends is not known.

(6)  Investment Securities

During the three and nine months ended September 30, 2008, the Company recognized other than temporary impairments totaling approximately $3.7 million and $4.6 million, respectively.  Approximately $1.3 million of the reduction in fair value during the nine months ended was the result of current market conditions related to trust preferred securities and corporate bond obligations issued by other financial institutions that the Company holds as investments.  These securities are classified as Other debt securities in the tables that follow.

The Company also recognized all of the remaining $3.3 million in losses in its investment portfolio due to the changes in market rate from the date of purchase as a result of management’s assessment of the Company’s ability to hold those impaired securities until values recover.  The Company intends to hold these securities until values recover; however, the Company’s ability to hold these securities may be deemed to be compromised by its current liquidity, regulatory and capital environment (see Notes 10, 11, 16 and 17); therefore, the Company recognized all remaining losses as of September 30, 2008.

The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of investment securities at September 30, 2008 and December 31, 2007:

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
Government-sponsored entities	$20,710	$152	$—	$20,862
Mortgage-backed securities	92,664	427	—	93,091
Nontaxable Municipal Securities	28,150	136	—	28,286
Taxable Municipal Securities	4,033	28	—	4,061
Other debt securities	2,325	—	—	2,325
Total debt securities	147,882	743	—	148,625
Equity securities:
Marketable (available for sale)	106	41	—	147
Non-marketable	9,778	—	—	9,778
Total investment securities	$157,766	$784	$—	$158,550

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair value
	(In thousands)
Debt securities:
Government-sponsored entities	$50,842	$414	$(31)	$51,225
Mortgage-backed securities	78,672	486	(1,156)	78,002
Nontaxable Municipal Securities	28,151	301	(133)	28,319
Taxable Municipal Securities	4,435	28	(95)	4,368
Other debt securities	4,139	—	(366)	3,773
Total debt securities	166,239	1,229	(1,781)	165,687

Equity securities:
Marketable (available for sale)	130	42	(11)	161
Non-marketable	9,493	—	—	9,493
Total investment securities	$175,862	$1,271	$(1,792)	$175,341

(7)  Loans

Major classifications of loans at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008		December 31, 2007
	Principal	Percent of	Principal	Percent of
	Balance	Total	Balance	Total
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$75,932	13.8%	$77,961	13.9%
Construction and land development	223,804	40.7	210,083	37.4
Commercial	148,146	26.9	156,085	27.7
Farmland	27,405	5.0	28,380	5.1
Multifamily	3,474	0.6	3,855	0.7
Commerical and industrial	47,584	8.6	59,770	10.7
Agricultural	6,993	1.3	8,350	1.5
Installment loans	8,168	1.5	10,506	1.9
Obligations of state & political subdivisions	8,911	1.6	5,628	1.0
Lease financing receivables	768	0.1	993	0.2
Gross loans	551,185	100.1	561,611	100.1
Less unearned fees	(548)	(0.1)	(750)	(0.1)
Total loans receivable	$550,637	100.0%	$560,861	100.0%

Included in one-to-four family real estate loans were loans held for sale of approximately $768,000 at September 30, 2008 and $1.9 million at December 31, 2007.

A summary of non-performing assets is as follows for the dates indicated:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$36,007	6,069
Loans 90 days past due and still accruing	5,026	233
Restructured loans	847	669
Nonperforming loans	41,880	6,971
Assets acquired through foreclosure	2,612	934
Total nonperforming assets	$44,492	7,905

Nonperforming loans as a percentage of total loans	7.61%	1.24%
Nonperforming assets as a percentage of total assets	5.81%	0.96%

Information regarding impaired loans is summarized as follows:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Impaired loans for which a related allowance has been provided	$16,976	$5,471
Impaired loans for which a related allowance has not been provided	19,878	1,439
Total impaired loans	$36,854	$6,910

Allowance related to impaired loans	$3,436	$648

(8)  Allowance for Loan Losses

A summary of the allowances for loan losses for the nine months ended September 30, 2008 and 2007 is as follows:

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Allowance at beginning of period	$5,987	5,715
Provision for estimated loan losses	12,258	398
Loans charged off	(1,733)	(475)
Recoveries	145	217
Allowance at end of period	$16,657	5,855

Annualized net charge-offs as a percent of average total loans	0.38%	0.07%
Allowance as a percent of total loans	3.03%	1.13%
Allowance as a percent of non-performing loans	39.77%	71.77%

The Company significantly added to the allowance for loan losses during the nine months ended September 30, 2008 through the provision for loan losses as a result of further deterioration of the Company’s loan portfolio and the continuing decline in the economy in the Company’s area of operations.

(9)  Premises and Equipment, Net

As of September 30, 2008, the assets of the 601 North Nevada Avenue branch in Colorado Springs, Colorado were held-for-sale, as the Company had a contract in place to sell those assets during the fourth quarter of 2008.  The total amount of premises and equipment held for sale as of September 30, 2008 was approximately $1.2 million.  The Company sold substantially all of the premises and equipment located at that branch in October 2008.  The total amount of premises and equipment sold was approximately $1.2 million, which resulted in a $15,000 loss on the sale of the assets.  No loans or deposits were sold in the transaction; however, that branch is now closed and all financial instruments were transferred to the Company’s branch located at 3110 North Nevada Avenue in Colorado Springs.

(10)  Notes Payable and Other Borrowings

Effective as of June 30, 2008, the Company’s line of credit was amended to lower the Company’s borrowing capacity under the line of credit from $6 million to $4 million, the outstanding balance as of September 30, 2008.  Effective July 1, 2008, interest began accruing at an annual rate of 2% over the prime rate announced by US Bank, which will adjust each time that prime rate adjusts.  The line of credit matures on January 31, 2009, at which time the Company will request that the maturity date be extended.  As a result of the Company’s subsidiaries not being in compliance with their Consent Orders with the Office of the Comptroller of the Currency (“OCC”) at this time, the Company is currently in default on the terms of this line of credit.  While US Bank has not waived the event of default, it has agreed in writing to forbear any action at this time.  However, its future forbearance cannot be assured.  The Consent Orders do not permit the declaration of a dividend from either bank to the holding company unless certain conditions are met (see Note 16 – Regulatory Environment).  As a result, should US Bank require that the note be paid off because of the default, or should US Bank not extend the maturity date upon its January 31, 2009 maturity date, the Company anticipates that it will not have the means to comply with the payoff provisions stipulated in the line of credit agreement without sales of assets or raising additional equity or debt capital, which the Company may not be able to accomplish.  The Company has pledged 100% of the Banks’ stock as collateral to secure this line of credit and accordingly, the Company’s ability to continue operations would be extremely doubtful if US Bank exercises its remedies.

The subsidiary banks have debt arrangements at the FHLB with aggregated balances outstanding of $118.5 million as of September 30, 2008, which consists of $10.5 million of overnight advances included in federal funds purchased and $108.0 million in FHLB advances.  FHLB borrowings are collateralized by FHLB common stock, investment securities and certain qualifying mortgage loans of our subsidiary banks.  Classified loans are not considered eligible collateral at the FHLB.  Because the Company’s subsidiary banks, and TeamBank in particular, have had significant increases in classified loans in recent months, the Banks have seen a corresponding decrease in their loans that are considered eligible collateral.  As of the date of this report, TeamBank does not have adequate eligible collateral pledged to cover the outstanding obligation on these borrowings, but is in the process of providing other collateral it believes to be adequate.  TeamBank is in the process of moving this collateral from the Federal Reserve Bank of Kansas City to the FHLB to cover the outstanding balances.  TeamBank is also replacing the collateral moved from the Federal Reserve with other qualifying collateral. As a result of the current deficit in eligible pledged collateral at the FHLB, the FHLB, in its sole judgement, could deem the advances to be in default, at which time the balance outstanding would become immediately due and payable.  As with the US Bank line of credit, the Company anticipates that it would not have the means to comply with the payoff provisions stipulated in the agreement, and therefore, the FHLB could seize and sell the banks’ assets, which may in-turn result in substantial losses and the Company’s ability to continue operations would be extremely doubtful.

(11) Subordinated Debentures

On September 19, 2008 the Company elected to defer all interest payments on its Junior Subordinated Debt Securities due on October 7, 2036 by extending the interest distribution period until further notice, not to extend beyond the maturity date, redemption date or special redemption date.  The Company has elected this interest deferral in order to enhance its liquidity and will not be able to resume these interest payments until the restrictions on dividends to the holding company initiated by the Consent Orders (see Note 16 – Regulatory Environment) are lifted of which there can be no assurance.  Under the terms of the Junior Subordinated Debt Securities Agreement, the Company is prohibited from issuing dividends and other distributions during the interest deferral period.

(12) Commitments and Contingencies

Commitments to extend credit to our customers with unused approved lines of credit were approximately $75.5 million at September 30, 2008.  Additionally, the contractual amount of standby letters of credit at September 30, 2008 was approximately $7.2 million.  These commitments involve credit risk in excess of the amount stated in the consolidated balance sheet.  Exposure to credit loss in the event of nonperformance by the customer is represented by the contractual amount of those instruments.  While we do not expect to have to fund the full amount of the unused lines of credit and standby letters of credit, the current liquidity sources of our subsidiary banks would not be sufficient to fund the full amount of these commitments absent asset sales, significantly improve operating results and the raising up additional capital, or a combination thereof, none of which can be assured.  In some cases we expect to continue to fund impaired loans, in instances we feel it would be more beneficial to have completed projects.  As of September 30, 2008, we had unfunded commitments on impaired loans of approximately $156,000 for which we believe there is no current loss to the Company given collateral levels.

(13) Income Tax Expense

The provisions of Statement of Financial Accounting Standards, No. 109, Accounting for Income Taxes (SFAS 109), establishes financial accounting and reporting standards for the effect of income taxes.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns related to deferred income.  Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.  SFAS 109 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset. To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary. Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.

The Company’s gross deferred tax asset resulted primarily from a significant increase in its loan loss allowance as well as impairment losses on available for sale securities. The Company has recorded a valuation allowance of $2.8 million against its deferred tax asset of $9.6 million as of September 30, 2008, after considering all available evidence related to the amount of the tax asset that is more likely than not to be realized.  Given the company’s recent operating losses, the valuation allowance recorded at September 30, 2008 reduces the deferred tax asset to an amount management deems more likely than not to be realized through the carry back of tax losses to prior years’ federal taxable income.

As a result of the Company’s net operating loss for the three and nine months ended September 30, 2008, the Company had an income tax expense of $1.5 million for the three months ended and an income tax benefit of approximately $556,000 for the nine months ended September 30, 2008, compared to income tax expense of $226,000 for the three and $1.2 million for the nine months ended September 30, 2007.  The effective tax rate is typically less than the statutory federal rate of 34.0% due primarily to municipal interest income and income from the investment in bank owned life insurance.  The lower tax rate in 2008 is a result of impairment of goodwill which is not deducted in computing income tax expense, taxable income from the surrender of bank owned life insurance policies not reportable in book income as well as the establishment of a valuation allowance against deferred tax assets that management deems more likely than not will not be realized.

In accordance with FIN 48, the Company has performed an analysis and believes that it is not more likely than not that certain state tax benefits will be recognized in the future. As of the nine months ended September 30, 2008, approximately $868,000 of unrecognized tax benefits related to certain state tax benefits, and approximately $7,000 of unrecognized tax benefits related to acquisition costs were included in other liabilities within the consolidated balance sheet. For the nine months ended September 30, 2008, the reserve for the unrecognized benefits increased by a total of approximately $168,000.  If recognized, all of the tax benefits would increase net income, decreasing the effective tax rate.

The Company recognizes any interest and penalties related to unrecognized tax benefits in the provision for income taxes and subsequently recognizes those state tax benefits when the related statutes expire. Interest and penalties associated with the above-mentioned unrecognized tax benefits approximated $261,000 ($232,000 after tax) at September 30, 2008.  During the fourth quarter of 2008, should the 2004 related statutes expire, the Company expects to recognize approximately $119,000 of state tax benefits as well as $48,000 of interest and penalties associated with these state tax positions.  The recognition of these tax benefits would increase net income by approximately $127,000.

The Company’s federal tax returns for the years 2005 through 2007 and various state income tax returns for the years 2004 through 2007 remain subject to review by the various tax authorities.

(14) Fair Value Measurements

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

The Company measures financial assets and liabilities at fair value in accordance with SFAS No. 157. These measurements involve various valuation techniques and assume that the transactions would occur between market participants in the most advantageous market for the Company.  Certain non-financial assets and liabilities which are deferred under the provision of FASB Staff Position 157-2 are excluded from the following disclosures.  These non-financial assets and liabilities are written down to fair value upon impairment including foreclosed real estate, long-lived assets and core deposit intangibles.  The following is a summary of valuation techniques utilized by the Company for its significant financial assets and liabilities:

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
(in thousands)	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	$148,772	$147	$148,625	$—

Total assets	$148,772	$147	$148,625	$—

Valuation techniques for instruments at fair value on a nonrecurring basis

The Company’s valuation techniques used for other financial instruments measured at fair value on a nonrecurring basis is described below. Other than as noted below, no fair value adjustments were recognized in the current period on these instruments.

Private equity stock and restricted stock

Non-marketable equity stock consists of private equity stock and restricted stock. Private equity stock is carried at cost and reviewed periodically for impairment based on estimated fair value. Carrying cost would be reduced for other than temporary impairments.  Federal Reserve Bank and Federal Home Loan Bank stock is held by the bank subsidiaries as required for regulatory purposes and sale or liquidation of this stock is restricted. Non-marketable equity stock is currently carried at cost which approximates fair value and these securities are classified as Level 3.  No fair value adjustments have been recorded in 2008.

Collateral dependent impaired loans

Collateral dependent impaired loans are carried at the lower of the unpaid principal balance or the fair value of the underlying collateral. Loans are not recorded at fair value on a recurring basis. However, nonrecurring fair value adjustments are recorded on certain loans to reflect partial write-downs that are based on the observable market price or current appraised value of the collateral. The value of the collateral is determined based on external appraisals and internal assessments which inputs may not be observable. Therefore, collateral dependent impaired loans are Level 3. The carrying value of these impaired loans increased $ 11.6 million from $23.4 million at June 30, 2008 to $ 35.0 million at September 30, 2008, with $ 821,000 in charges offs on impaired loans during the current quarter. The related allowance increased by $ 93,000, from $2.9 million at June 30, 2008 to $ 3.0 million at September 30, 2008.

Mortgage Servicing Rights

Mortgage servicing rights are measured at fair value and amortized over the period of estimated net servicing income initially. These rights do not trade in an active market with readily observable prices. Therefore, the fair value is assessed quarterly based on a valuation model that calculates the discounted cash flow based on the assumptions that market participants use in estimating the future net servicing income. The model incorporates assumptions such as estimates of prepayment speeds, market discount rates and cost of servicing. The fair value measurements are classified as Level 3. No fair value adjustments have been recorded during 2008.

Premises and Equipment held for sale

Premises and Equipment held for sale are carried at the lower of cost or fair value. These assets are currently carried at cost which approximates fair value as determined by a contract to sale with an independent third party and these assets are classified as Level 3. The carrying value of premises and equipment held for sale was $1.2 million at September 30, 2008.  No fair value adjustments have been recorded during 2008.

Loans held for sale

Loans held for sale are measured at the lower of cost or market value.  The portfolio consists of residential real estate loans.  Mortgage loans held for sale fair value measurements are based on quoted market prices for similar loans in the secondary market and are classified as Level 2.  No fair value adjustments have been recorded during 2008.

(15)  Goodwill and Other Intangible Assets

Due to the adverse changes in the business climate in which the Company operates, goodwill impairment tests were performed as of March 31, 2008 and June 30, 2008 relating to the financial statement carrying value of goodwill of our two subsidiary banks, TeamBank, N.A. and Colorado National Bank, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  The banks are treated as separate reporting units for purposes of goodwill impairment testing.  Prior to the goodwill impairment tests, TeamBank, N.A. had approximately $4.7 million of goodwill and Colorado National Bank had approximately $6.0 million of goodwill.  Through the valuations, the Company determined that the goodwill associated with Colorado National Bank was impaired by the entire carrying value of $6.0 million as of March 31, 2008 and the goodwill associated with TeamBank was also impaired by the entire carrying value of $4.7 million as of June 30, 2008.  The impairment of goodwill resulted in direct charges to earnings during the first and second quarters of 2008 and had no associated tax benefits.

Below is a summary of goodwill and other intangible assets and changes during the nine months ended September 30, 2008 (in thousands):

		Core Deposit	Mortgage	Non-compete
	Goodwill	Intangible	Servicing Rights	Agreement
Balance at December 31, 2007	$10,700	$1,900	$274	$349
Additions	—	—	26	—
Amortization	—	(325)	(57)	(87)
Impairment	(10,700)	—	—	—
Balance at September 30, 2008	$—	$1,575	$243	$262

(16)  Regulatory Environment

On September 2, 2008 and September 3, 2008, respectively, both of the Company’s subsidiary banks (the “Banks”), TeamBank and Colorado National Bank, each consented and agreed to the issuance of a Consent Order (the “Consent Orders”) by the Office of the Comptroller of Currency (the “OCC”).  Among other things, the Consent Orders require the Banks to appoint a compliance committee to monitor compliance with the Consent Orders; within 120 days develop a three year strategic plan establishing objectives for the Banks; within 120 days develop a capital plan and increase Tier 1 capital to at least 8% of adjusted total assets and Tier 1 capital to at least 10% of risk-weighted assets or approximately $3.5 million of capital; appoint a new senior loan officer; develop within 30 days and maintain a liquidity management program that addresses the Banks’ current and expected funding needs and ensure that sufficient funds or access to funds exists to meet those needs; take action to protect the Bank’s interests in assets criticized by the OCC; implement and adhere to a written credit policy to improve the Bank’s loan portfolios management; obtain current independent appraisals on any loan in excess of $500,000 in the case of TeamBank and $300,000 in the case of Colorado National Bank that is secured by real property where borrower has failed to comply with contractual terms of the loan agreement and an analysis of current financial information does not demonstrate the ongoing ability of the borrower or guarantor to perform in accordance with the contractual terms of the loan agreement; continue to employ an independent review annually of the lending function; establish a program designed to manage the risk of the Bank’s commercial real estate loan portfolio, and establish a program for the maintenance of an adequate allowance for loan and lease losses.  Also, the Banks may not declare a dividend to the holding company unless the Bank is in compliance with its approved capital plan both before and after the payment of the dividend, the Bank is in compliance with traditional regulation regarding dividend declaration amounts, and the Bank has received a prior written determination of no supervisory objection by the OCC.  The OCC staff has expressed its ongoing concern regarding liquidity issues and related matters of TeamBank, and has reiterated the need for comprehensive liquidity plans and strategies. As a result, subsequent to the issuance of the Consent Orders, the OCC has requested daily liquidity reports in order to monitor the Banks’ liquidity.  Additionally, TeamBank is currently subject to the Federal Reserve Bank’s discount window lending limitations outlined in Section 142 of the Federal Deposit Insurance Corporation Improvement Act of 1991 and Regulation A. Accordingly, the Federal Reserve Bank will not make or have outstanding advances to TeamBank for more than 60 days in any 120-day period, absent extenuating circumstances.  TeamBank and Colorado National Bank neither admitted nor denied any wrongdoing in consenting to their respective Consent Orders.  The foregoing description of the Consent Orders is qualified in its entirety by reference to the terms of the Consent Orders, which are attached as Exhibits 10.32 and 10.34 in the Company’s Current Report filed on Form 8-K on September 8, 2008 and incorporated by reference.

The Consent Orders stem from an examination of the Banks, from which both of the Banks received a letter from the OCC, Kansas City South Field office on April 24, 2008, indicating that it believes the Banks are deemed to be in “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, and, as a result, the Banks are subject to specified restrictions on operations.  On July 13, 2008, the Company also received a similar “troubled condition” letter from the Federal Reserve Bank of Kansas City with regard to the holding company.  These letters were based upon the OCC staff’s determination that the Banks had deficiencies in credit administration practices, loan risk rating systems, loan loss allowance methodologies, and levels of classified assets.  The restrictions provide that:  (1) the Banks must notify the OCC 90 days before adding or replacing a member of their respective boards of directors or employing any, or promoting any existing employee as a senior executive officer, and (2) the Banks may not, except under certain circumstances, enter into any agreements to make severance or indemnification payments or make any such payments to institution-affiliated parties.  Similar restrictions also apply to the Company as a result of the “troubled condition” letter received by the Federal Reserve Bank of Kansas City.

The Company entered into a similar agreement (the “Written Agreement”) with the Federal Reserve Bank of Kansas City (the “Reserve Bank”) on November 21, 2008.  Among other things, the Written Agreement provides that the Company will not declare or pay any dividends, take dividends from the Banks, distribute any interest principal or other sums on subordinated debentures or trust preferred securities, incur, increase, or guarantee any debt or purchase or redeem any shares of Company stock without prior written approval of the Reserve Bank.  Within 60 days, the Company must also provide an acceptable written capital plan to maintain sufficient capital at the consolidated organization and at each of the Banks and a written statement of cash flow projections for 2009.  The Written Agreement also stipulates that the Company shall not increase or materially modify any current service fee agreement or calculation between the Company and the Banks without prior written approval of the Reserve Bank.  The Company must also submit quarterly progress reports to the Reserve Bank detailing the Company’s actions and progress in complying with the Written Agreement.

Although the Company and its subsidiaries are working on complying with the Consent Orders and correcting the deficiencies identified by the OCC and the Reserve Bank, deficiencies still exist and the Company’s subsidiaries are not currently in compliance with the Consent Orders.  The Company and its subsidiary banks expect to continue to work with the OCC and the Reserve Bank to address any regulatory concerns.  However, should the Company or either of the Company’s subsidiaries fail to meet the requirements of the Consent Orders or the Written Agreement by the specified due dates, the OCC and/or the Reserve Bank, may in their sole discretion, grant written extensions of time to comply with any portions of the Consent Orders or Written agreement, or the regulators may take further enforcement actions, which could include placing either bank into receivership, in which case our ability to continue operations would be extremely doubtful.

A consequence of the regulatory issues mentioned above is that the Company no longer qualifies as a financial holding company under the Reserve Bank’s guidelines.  Since early 2005, the Company has not engaged in any activities permissible only to “financial holding companies,” such as owning and operating a broker-dealer or an insurance-related business as defined in the Bank Holding Company Act.  Effective July 3, 2008, the Company became a bank holding company under the Federal Bank Holding Company Act.

On May 5, 2008, the Company infused $1,750,000 and $250,000 in capital to TeamBank, N.A. and Colorado National Bank, respectively.  The capital infusions were funded through borrowings on the Company’s existing line of credit.  The Company has no remaining borrowing capacity under this line of credit.  As a result of the Company’s subsidiaries not being in compliance with their Consent Orders at this time, the Company is currently in default on the terms of this line of credit.  While US Bank has not waived the event of default, it has agreed in writing to forbear any action at this time.  However, its future forbearance cannot be assured.  (See Note 10 – Notes Payable and Other Borrowings).

(17)  Capital Adequacy

The Company and the subsidiary banks are subject to the regulatory capital adequacy requirements of the Reserve Board, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, as applicable.  A combination of risk-based guidelines and leverage ratios are used to evaluate regulatory capital adequacy.  Additionally, the Consent Orders stipulate capital adequacy ratio minimums for the subsidiary banks.  As of September 30, 2008, neither TeamBank nor Colorado National Bank met all of the minimum capital ratios required by their Consent Orders although they were adequatly capitalized under traditional bank regulatory capital adequacy requirements.  Additionally, based on the Banks’ current and projected levels of capital, the Company does not anticipate that the Banks will be able to meet the minimum capital ratios established in the Consent Orders by December 31, 2008 without a combination of raising additional capital and selling assets.  In the current economic environment, there is significant risk that the Company will not be able to raise additional capital or sell assets to ensure compliance with the capital requirements of the Consent Orders.  Failure to meet the regulatory capital guidelines in the Consent Orders may result in the initiation by the Company’s regulators of additional supervisory actions which could include placing the Banks into receivership, in which case the Company’s ability to continue operations would be extremely doubtful.  For additional information, see “Part II – Other Information”, Item 1.A. Risk Factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below for Team Financial, Inc. and our subsidiary banks) of total risk-based and Tier 1 capital (as defined in the applicable regulations) to risk-weighted assets, and of Tier 1 capital to average assets.

The tables below present our capital adequacy ratios as of September 30, 2008 and December 31, 2007:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At September 30, 2008:
Team Financial, Inc.:
Risk-based capital (to risk weighted assets)	$58,005	9.26%	$50,130	8%
Tier 1 capital (to risk weighted assets)	38,043	6.07%	25,065	4%
Tier 1 capital (to average assets)	38,043	4.81%	31,611	4%
TeamBank, N.A.:
Risk-based capital (to risk weighted assets)	$51,672	9.58%	$43,167	8%	$53,959	10%
Tier 1 capital (to risk weighted assets)	44,833	8.31%	21,584	4%	32,375	6%
Tier 1 capital (to average assets)	44,833	6.72%	26,682	4%	33,353	5%
Colorado National Bank:
Risk-based capital (to risk weighted assets)	$9,646	11.18%	$6,902	8%	$8,627	10%
Tier 1 capital (to risk weighted assets)	8,553	9.91%	3,451	4%	5,176	6%
Tier 1 capital (to average assets)	8,553	6.73%	5,083	4%	6,354	5%

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At December 31, 2007:
Team Financial, Inc.:
Risk-based capital (to risk weighted assets)	$68,433	10.35%	$52,875	8%
Tier 1 capital (to risk weighted assets)	58,244	8.81%	26,437	4%
Tier 1 capital (to average assets)	58,244	7.43%	31,840	4%
TeamBank, N.A.:
Risk-based capital (to risk weighted assets)	$59,300	10.56%	$44,903	8%	$56,129	10%
Tier 1 capital (to risk weighted assets)	54,251	9.67%	22,452	4%	33,677	6%
Tier 1 capital (to average assets)	54,251	8.27%	26,247	4%	32,809	5%
Colorado National Bank:
Risk-based capital (to risk weighted assets)	$10,129	10.27%	$7,891	8%	$9,864	10%
Tier 1 capital (to risk weighted assets)	9,191	9.32%	3,946	4%	5,918	6%
Tier 1 capital (to average assets)	9,191	7.24%	5,080	4%	6,351	5%

(18)  Subsequent Events

On December 1, 2008 TeamBank entered into multiple agreements to convert its approximately $19.4 million of bank-owned life insurance policies to cash in order to enhance the Bank’s liquidity. TeamBank expects to receive approximately $16.0 million in cash proceeds from the policy conversion, during the first week of December.  As a result of a change in TeamBank’s intent to hold its bank owned life insurance policies, TeamBank recorded approximately $1.9 million in tax expense and approximately $525,000 in early withdrawal fee during the quarter ended September 30, 2008 as the proceeds were no longer expected to be nontaxable as of that date.  In accordance with U.S. Generally Accepted Accounting Principles, the tax implications of this transaction are reflected in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2008.

Item 2:             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is management’s discussion and analysis of particular events or circumstances that have affected the Company’s financial condition or results of operations during the periods presented in this filing.

Team Financial, Inc. is a bank holding company incorporated in the State of Kansas.  The Company applied for and effective July 3, 2008, was granted certification as a bank holding company as a result of troubled condition letters received by the holding company and our subsidiary banks from our primary regulators.  Our common stock is listed on the Nasdaq Global Market (“NASDAQ”) under the symbol “TFIN”.

We recorded net loss of $10.0 million, or $2.79 basic and diluted loss per share for the three months ended September 30, 2008, compared to net income of $908,000, or $0.25 basic and diluted income per share for the three months ended September 30, 2007.  During the nine months ended September 30, 2008, we recorded a net loss of $23.5 million, or $6.53 basic and diluted loss per share.  During the three months ended September 30, 2008, we recorded $5.6 million in provisions for loan losses as it was determined during the quarter that additional allowances for loan losses would be made to absorb losses in our loan portfolio related to the further decline in the real estate market in our areas of operation.  The net loss during the three months ended September 30, 2008 was also driven by $3.7 million in other than temporary impairments on the investment portfolio and an adjustment to our deferred tax asset through the establishment of a valuation reserve.  The net loss of $23.5 million during the nine months ended September 30, 2008 was primarily due to a non-cash $10.7 million impairment charge for the write-off of our goodwill associated with Colorado National Bank and TeamBank during prior quarters, coupled with $12.3 million in provisions for loan losses, $4.6 million in other than temporary impairments in the investment portfolio, and the adjustment to the abovementioned deferred tax asset adjustment of approximately $2.8 million.

The following table presents selected financial data for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands, except per share data):

	As of and For		As of and For
	Three Months Ended		Nine Months Ended
	September 30		September 30
	(Dollars in thousands)
	2008	2007	2008	2007
Net income (loss)	$(10,022)	$908	$(23,458)	$3,487
Basic income (loss) per share	$(2.79)	$0.25	$(6.53)	$0.97
Diluted income (loss) per share	$(2.79)	$0.25	$(6.53)	$0.95
Return on average assets	-5.03%	0.47%	-3.84%	0.61%
Return on average equity	-76.61%	6.93%	-58.81%	9.06%
Average equity to average assets	6.57%	6.73%	6.53%	6.72%
Efficiency Ratio	136.11%	85.08%	147.25%	79.24%

Our subsidiary banks are currently not in compliance with their Consent Orders with the OCC, but are working to achieve compliance.  Additionally, we are currently in default on our $4 million line of credit with US Bank and we are under collateralized in our FHLB borrowing agreement (which we are in the midst of remedying).  While neither US Bank nor the FHLB has demanded immediate payment of our borrowings from them as a result of these issues, if they do, we do not anticipate that we will have the means to comply with the immediate payoff provisions in those agreements.  Accordingly, if either US Bank or the FHLB should demand immediate payment, or if our regulators initiate any further actions (which could include receivership of one or both of our Banks) our ability to continue operations would be extremely doubtful.

Critical Accounting Policies

Our accounting and reporting policies conform to U.S. generally accepted accounting principles.  In preparing the consolidated financial statements and related notes, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the periods presented.  Actual results could differ significantly from those estimates. The Company’s significant accounting policies are more fully described in Note 1 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007, and significant assumptions and estimates made by management are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations” under “Critical Accounting Policies" in the Form 10-K/A.  As a result of a review of various national banking-related publications, as well as a pronouncement of, and discussions with, our primary banking regulator, the Office of the Comptroller of the Currency (the “OCC”), and in response to additional data becoming available, the assumptions and estimates of the allocations attributable to deteriorating market conditions in our allowance for loan loss calculation were significantly increased during the nine months ended September 30, 2008.  We recorded a provision for loan losses of $5.6 million and $12.3 million during the three and nine months ended September 30, 2008, which was primarily related to the increased estimates of the allocations attributable to the foregoing regulatory guidance, weakening market conditions and deterioration of our loan portfolio.

The Company adheres to SFAS 142 Goodwill and Other Intangible Assets.  Goodwill impairment tests were performed during the fourth quarter of 2007; however, due to the adverse changes in the business climate in which we operate, we performed additional goodwill impairment tests as of March 31, 2008 and June 30, 2008 relating to the financial statement carrying value of goodwill at the Banks, and used modified estimates of future cash flows that took into account the changes in the business climate — which included the Company’s subsidiaries being deemed to be in “troubled condition” by their regulators.  Through the valuations, the Company determined that the goodwill associated with Colorado National Bank was impaired by approximately $6.0 million as of March 31, 2008, and that the goodwill associated with TeamBank, N.A. was impaired by $4.7 million as of June 30, 2008.  These impairments resulted in direct changes to earnings during their respective quarters of 2008 and had no associated tax benefits.  See Note 15 - Goodwill and Other Intangible Assets.

The provisions of Statement of Financial Accounting Standards, No. 109, Accounting for Income Taxes (SFAS 109), establishes financial accounting and reporting standards for the effect of income taxes.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns related to deferred income.  Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.  SFAS 109 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset. To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary. Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.

The company has recorded a valuation allowance of $2.8 million against its deferred tax asset of $9.6 million as of September 30, 2008, after considering all available evidence related to the amount of the tax asset that is more likely than not to be realized.

The company’s deferred tax asset resulted primarily from a significant increase in its loan loss allowance. To the extent the loan loss allowance is not allocable to specific loans, it represents future tax benefits which would be realized when actual charge-offs are made against the allowance. Given the company’s recent operating losses, the valuation allowance recorded at September 30, 2008 reduces the deferred tax asset to the amount management deems more likely than not to be realized only through the carry back of tax losses to prior years’ Federal tax returns.

As a result of the Company’s net operating loss for the three and nine months ended September 30, 2008, the Company had an income tax expense of approximately $1.5 million for the three months and an income tax benefit of approximately $556,000 for the nine months ended September 30, 2008, compared to income tax expense of $226,000 for the three and $1.2 million for the nine months ended September 30, 2007.  The effective tax rate is typically less than the statutory federal rate of 34.0% due primarily to municipal interest income and income from the investment in bank owned life insurance.  The lower tax rate in 2008 is a result of impairment of goodwill which is not deducted in computing income tax expense, taxable income from the surrender of bank owned life insurance policies not reportable in book income as well as the establishment of a valuation allowance against deferred tax assets that management deems more likely than not will not be realized.

In accordance with FIN 48, the Company has performed an analysis and has taken the position that it is not more likely than not that certain state tax benefits will be recognized in the future. As of the nine months ended September 30, 2008, approximately $868,000 of unrecognized tax benefits related to certain state tax benefits, and approximately $7,000 of unrecognized tax benefits related to acquisition costs were included in other liabilities within the consolidated balance sheet. For the nine months ended September 30, 2008, a total of approximately $168,000 was added to these reserves.  If recognized, all of the tax benefits would increase net income, decreasing the effective tax rate.

We have also modified our estimates surrounding our ability and intent to hold our investment securities until values recover. While management has the intent to hold these securities, our ability to hold them has been compromised by our current liquidity, regulatory, and capital environment. Accordingly, we have realized all of the losses present in our investment securities portfolio as of September 30, 2008.

There have been no other material changes to our critical accounting policies or the estimates made pursuant to those policies during our most recent quarter.

Regulatory Environment

As previously reported, on September 2, 2008 and September 3, 2008, respectively, both of the Company’s subsidiary banks (the “Banks”), TeamBank and Colorado National Bank, each consented and agreed to the issuance of a Consent Order (the “Consent Orders”) by the Office of the Comptroller of Currency (the “OCC”).  Among other things, the Consent Orders require the Banks to appoint a compliance committee to monitor compliance with the Consent Orders; within 120 days develop a three year strategic plan establishing objectives for the Banks; within 120 days develop a capital plan and increase Tier 1 capital to at least 8% of adjusted total assets and Tier 1 capital to at least 10% of risk-weighted assets; appoint a new senior loan officer; develop within 30 days and maintain a liquidity management program that address the Banks’ current and expected funding needs and ensure that sufficient funds or access to funds exists to meet those needs; take action to protect the Banks’ interests in assets criticized by the OCC; implement and adhere to a written credit policy to improve the Banks’ loan portfolios management; obtain current independent appraisals on any loan in excess of $500,000 in the case of TeamBank and $300,000 in the case of Colorado National Bank that is secured by real property where borrower has failed to comply with contractual terms of the loan agreement and an analysis of current financial information does not demonstrate the ongoing ability of the borrower or guarantor to perform in accordance with the contractual terms of the loan agreement; continue to employ an independent review annually of the lending function; establish a program designed to manage the risk of the Banks’ commercial real estate loan portfolio, and establish a program for the maintenance of an adequate allowance for loan and lease losses.  Also, the Banks may not declare a dividend to pay to the holding company unless the Bank is in compliance with its approved capital plan both before and after the payment of the dividend, the Bank is in compliance with traditional regulation regarding dividend declaration amounts, and the Bank has received a prior written determination of no supervisory objection by the OCC.  The OCC staff has expressed its ongoing concern regarding liquidity issues and related matters of TeamBank, and has reiterated the need for ongoing comprehensive liquidity plans and strategies.  Subsequent to the issuance of the Consent Orders, the OCC has requested daily liquidity reports in order to monitor the Banks’ liquidity.  TeamBank and Colorado National Bank neither admitted nor denied wrongdoing in consenting to their respective Consent Orders.  The foregoing description of the Consent Order is qualified in its entirety by reference to the terms of the Consent Orders, which are attached as Exhibit 10.32 in the Company’s Current Report filed on Form 8-K on September 8, 2008 and incorporated by reference.

The Consent Orders stem from an examination of the Banks, from which both of the Banks received a letter from the OCC, Kansas City South Field office on April 24, 2008, indicating that it believes the Banks are deemed to be in “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, and, as a result, the Banks are subject to specified restrictions on operations.  On July 13, 2008, the Company also received a similar “troubled condition” letter from the Federal Reserve Bank of Kansas City with regard to the holding company.  These letters were based upon the OCC staff’s determination that the Banks had deficiencies in credit administration practices, loan risk rating systems, loan loss allowance methodologies, and levels of classified assets.  The restrictions provide that:  (1) the Banks must notify the OCC 90 days before adding or replacing a member of their respective boards of directors or employing any, or promoting any existing employee as a senior executive officer, and (2) the Banks may not, except under certain circumstances, enter into any agreements to make severance or indemnification payments or make any such payments to institution-affiliated parties.  Similar restrictions also apply to the Company as a result of the “troubled condition” letter received by the Federal Reserve Bank of Kansas City.

The Company entered into a similar agreement (the “Written Agreement”) with the Federal Reserve Bank of Kansas City (the “Reserve Bank”) on November 21, 2008.  Among other things, the Written Agreement provides that the Company will not declare or pay any dividends, take dividends from the Banks, distribute any interest principal or other sums on subordinated debentures or trust preferred securities, incur, increase, or guarantee any debt or purchase or redeem any shares of Company stock without prior written approval of the Reserve Bank.  Within 60 days, the Company must also provide an acceptable written capital plan to maintain sufficient capital at the consolidated organization and at each of the Banks and a written statement of cash flow projections for 2009.  The Written Agreement also stipulates that the Company shall not increase or materially modify any current service fee agreement or calculation between the Company and the Banks without prior written approval of the Reserve Bank.  The Company must also submit quarterly progress reports to the Reserve Bank detailing the Company’s actions and progress in complying with the Written Agreement.

Although the Company and its subsidiaries are working on complying with the Consent Orders and the Written Agreement and correcting the deficiencies identified by the OCC and the Reserve Bank, deficiencies still exist and the Company’s subsidiaries are not currently in compliance with the Consent Orders, nor do we anticipate that they will be in compliance by December 31, 2008, particularly as it relates to compliance with minimum capital levels.  The Company and its subsidiary banks expect to continue to work with the OCC and the Reserve Bank to address any regulatory concerns.  However, should the Company or either of the Company’s subsidiaries fail to meet the requirements of the Consent Orders or the Written Agreement, by the specified due dates, the OCC and/or the Reserve Bank, may in their sole discretion, grant written extensions of time to comply with any portions of the Consent Orders or Written Agreement, or the regulators may take further enforcement actions, which could include placing either bank into receivership in which case our ability to continue operations would be extremely doubtful.

A consequence of the above regulatory issues mentioned above, is that the Company no longer qualifies as a financial holding company under the Reserve Bank’s guidelines.  Since early 2005, the Company has not engaged in any activities permissible only to “financial holding companies,” such as owning and operating a broker-dealer or an insurance-related business as defined in the Bank Holding Company Act.  Effective July 3, 2008, the Company became a bank holding company under the Federal Bank Holding Company Act.

On May 5, 2008, the Company infused $1,750,000 and $250,000 in capital to TeamBank, N.A. and Colorado National Bank, respectively.  The capital infusions were funded through the Company’s existing line of credit.  The Company has no remaining borrowing capacity under this line of credit.  As a result of the Company’s subsidiaries not being in compliance with their Consent Orders at this time, the Company is currently in default on the terms of this line of credit.  US Bank has agreed in writing to forbear any action at this time; however, its future forbearance cannot be assured.

Corporate Governance Matters

On June 16, 2008, we entered into an agreement (the “Bicknell Agreement”) with several stockholders known as the Bicknell Group, who are a “group” as defined in Rule 13d-5 promulgated by the Securities and Exchange Commission.  The Bicknell Agreement addresses several corporate governance matters relating to the Company.  Under the Agreement, the Company agreed to postpone or adjourn its 2008 Annual Meeting of Stockholders which was originally set for June 17, 2008, in order to resolicit proxies for a revised slate of Class III Director nominees to be elected at a reconvened meeting.  The reconvened meeting was held on August 19, 2008. The Bicknell Group agreed to vote in favor of the revised slate nominated by the Company which included existing director, Robert Blachly; former chief financial officer and director of the Company, Richard J. Tremblay; and Jeffrey L. Renner, a non-management nominee to the Board of Directors.

In conjunction with the Bicknell Agreement, Carolyn Jacobs and Denis Kurtenbach declined to stand for nomination as Class III directors.  In addition, independent director, Harold G. Sevy, Jr. tendered his resignation as a director on August 19, 2008, the date of the reconvened meeting so that the number of Board positions would be reduced to eight directors.

In addition, the Bicknell Agreement provides that the Company’s Strategic Planning Committee of the Board will consist of Connie Hart, Jeffrey Renner and Richard Tremblay, with Ms. Hart serving as chairperson.  Also the Audit Committee of the Board is to be composed of Greg Sigman, who will serve as chairperson, Connie Hart and Jeffrey Renner.  The Nominating Committee is to be composed of Robert Blachly, who will be the chairperson, Gregory Sigman and Kenneth Smith.  The Compensation Committee will be composed of Kenneth Smith, who will be chairperson, Connie Hart and Jeffrey Renner.  Consistent with regulatory requirements and committee charters, all other directors have the right to participate in committee meetings as observers.

The Company also agreed to not extend its Rights Agreement with American Securities Transfer & Trust, Inc., as rights agent, beyond the expiration date of June 3, 2009 or adopt any similar agreement without stockholder approval.  The Company further agreed to seek to eliminate its classification of the Board of Directors so that annually all directors will stand for re-election.  This proposal to declassify the Board is to be presented to the stockholders at the 2009 Annual Meeting.

Pursuant to the Bicknell Agreement, the Company has named Connie Hart, an independent director, as chairperson of the Board.

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

Under the terms of the Edquist Agreement, Mr. Edquist has agreed to terminate his efforts to nominate persons for election as Class III directors at the Company’s 2008 Annual Meeting of Shareholders, agreed to vote his shares in favor of the Company’s nominees for director at the 2008 Annual Meeting (Robert M. Blachly, Jeffrey L. Renner and Richard J. Tremblay), and agreed to abide by certain standstill provisions until the earlier of June 30, 2010 or the Company’s 2010 Annual Meeting.  As part of the settlement, the parties executed a mutual release as well.

Additionally, under the terms of the Edquist Agreement, the Company agreed to reimburse Mr. Edquist for certain expenses related to his proxy solicitation efforts.  Under the reimbursement arrangement, Mr. Edquist will receive approximately $22,572 monthly through January 1, 2009, for a total of approximately $158,000.

Mr. Edquist’s obligations are contingent on the Bicknell Agreement remaining in full force and effect.

Effective September 1, 2008, Robert J. Weatherbie resigned as Chief Executive Officer and Director of Team Financial, Inc. (the “Registrant”) and as President of TeamBank, N.A. and as Director of TeamBank, N.A. and Colorado National Bank and their affiliates.  On September 19, 2008, the board of directors of TeamBank, N.A. appointed Sandra J. Moll as Interim President and Chief Executive Officer of TeamBank.  Ms. Moll also serves as a Director and the Chief Operating Officer of the Company.  The Company is actively searching for a permanent replacement for Mr. Weatherbie.

Effective November 4, 2008, the Board of Directors named Bruce R. Vance as Chief Financial Officer of the Company.  Vance had served as interim Chief Financial Officer of the Company since April 28, 2008, and prior to that time he had served as the Company’s Director of Internal Audit since May of 2006.

FINANCIAL CONDITION

Total assets at September 30, 2008, were $765.9 million compared to $827.5 million at December 31, 2007, a decrease of $61.6 million, or 7.4%.  This decrease was primarily a result of a decrease in cash and cash equivalents of $15.3 million coupled with a decrease in investment securities of $16.8 million, a $10.2 million decrease in loans receivable, and the $10.7 million write-off of goodwill.  Total deposits decreased $51.7 million to $577.7 million at September 30, 2008 compared to $629.4 million at December 31, 2007.  The decrease in total deposits was primarily due to a decrease in checking deposits and money market deposits of $41.0 million and $21.7 million, respectively.  The decrease in checking deposits and money market deposits, and the corresponding decrease in cash and cash equivalents, was primarily a result of the withdrawl of public funds deposits.

Investment Securities

Total investment securities were $158.6 million at September 30, 2008, compared to $175.3 million at December 31, 2007, a decrease of $16.8 million, or 9.6%.

During the three and nine months ended September 30, 2008 certain debt securities portfolio were determined to be impaired.  During the three and nine months ended September 30, 2008, the Company recognized other than temporary impairments totaling approximately $3.7 million and $4.6 million, respectfully (see Note 6).  Approximately $1.3 million of the reduction in fair value was the result of current market conditions related to trust preferred securities and corporate bond obligations issued by other financial institutions that the Company holds as investments.  These securities are classified as Other debt securities in the tables that follow.

We also realized all of the remaining $3.3 million in losses in our investment portfolio due to changes in market rates from the date of purchase as a result our assessment of our ability to hold those impaired securities until values recover.  We intend to hold these securities until values recover; however, our ability to hold these securities has been compromised by our current liquidity, regulatory and capital environment (see Notes 10, 11, 16 and 17); therefore, all remaining losses were recognized as of September 30, 2008.

The following tables set forth a summary of the amortized cost, gross unrealized gains and losses, and fair value of investment securities at September 30, 2008 and December 31, 2007.

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities:
Government-sponsored entities	$20,710	$152	$—	$20,862
Mortgage-backed securities	92,664	427	—	93,091
Nontaxable Municipal Securities	28,150	136	—	28,286
Taxable Municipal Securities	4,033	28	—	4,061
Other debt securities	2,325	—	—	2,325
Total debt securities	147,882	743	—	148,625
Equity securities:
Marketable (available for sale)	106	41	—	147
Non-marketable	9,778	—	—	9,778
Total investment securities	$157,766	$784	$—	$158,550

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair value
	(In thousands)
Debt securities:
Government-sponsored entities	$50,842	$414	$(31)	$51,225
Mortgage-backed securities	78,672	486	(1,156)	78,002
Nontaxable Municipal Securities	28,151	301	(133)	28,319
Taxable Municipal Securities	4,435	28	(95)	4,368
Other debt securities	4,139	—	(366)	3,773
Total debt securities	166,239	1,229	(1,781)	165,687

Equity securities:
Marketable (available for sale)	130	42	(11)	161
Non-marketable	9,493	—	—	9,493
Total investment securities	$175,862	$1,271	$(1,792)	$175,341

Loans Receivable

Loans receivable decreased $10.2 million, or 1.82%, to $550.6 million at September 30, 2008, compared to $560.9 million at December 31, 2007.  This decrease was primarily due to a $12.2 million decrease in commercial and industrial loans and a $7.9 million decrease in nonfarm, nonresidential loans, offset by a $13.7 million increase in construction and land development loans which was largely driven by funding commitments and lines of credit in place.

Our loan originations have declined in recent months.  In addition to an overall weak economy that has led to a decreased demand for our loan products, we are not actively pursuing loan growth in order to preserve liquidity and sustain capital levels and capital ratios.  As such, we do not anticipate loan growth consistent with loan growth of previous periods, and we are seeking to further decrease our loan balances in order to provide for increased levels of capital ratios and liquidity.

We currently have a high concentration in real estate and construction and land development loans.  The current economic downturn in the housing market, particularly as it relates to our market areas, coupled with our high concentration in these loans, has necessitated increased allowances for loan losses and increased levels of capital to provide protection from losses if market conditions deteriorate further.  In order to provide ample liquidity and capital ratios and decrease our concentration in real estate construction and land development loans, we may decrease these loan balances in the near future through a variety of channels, including but not limited to loan sales, with or without recourse, to other financial institutions.  However, the economic downturn in the real estate market has led to a decreased market for such loan sales, and we cannot assure that we will be successful in lowering our concentration in real estate and construction and land development loans in the near future through these channels.  Management does not have an estimate of how long the currently challenging operating environment will persist.

The following table presents the composition of our loan portfolio by type of loan at the dates indicated.

	September 30, 2008		December 31, 2007
	Principal	Percent of	Principal	Percent of
	Balance	Total	Balance	Total
	(Dollars in thousands)
Loans secured by real estate:
One-to-four family	$75,932	13.8%	$77,961	13.9%
Construction and land development	223,804	40.7	210,083	37.4
Commercial	148,146	26.9	156,085	27.7
Farmland	27,405	5.0	28,380	5.1
Multifamily	3,474	0.6	3,855	0.7
Commerical and industrial	47,584	8.6	59,770	10.7
Agricultural	6,993	1.3	8,350	1.5
Installment loans	8,168	1.5	10,506	1.9
Obligations of state & political subdivisions	8,911	1.6	5,628	1.0
Lease financing receivables	768	0.1	993	0.2
Gross loans	551,185	100.1	561,611	100.1
Less unearned fees	(548)	(0.1)	(750)	(0.1)
Total loans receivable	$550,637	100.0%	$560,861	100.0%

Included in one-to-four family real estate loans were loans held for sale of approximately $768,000 at September 30, 2008 and $1.9 million at December 31, 2007.

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

The following table summarizes our non-performing assets at the dates indicated:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$36,007	6,069
Loans 90 days past due and still accruing	5,026	233
Restructured loans	847	669
Nonperforming loans	41,880	6,971
Assets acquired through foreclosure	2,612	934
Total nonperforming assets	$44,492	7,905
Nonperforming loans as a percentage of total loans	7.61%	1.24%
Nonperforming assets as a percentage of total assets	5.81%	0.96%

Information regarding impaired loans is summarized as follows:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Impaired loans for which a related allowance has been provided	$16,976	$5,471
Impaired loans for which a related allowance has not been provided	19,878	1,439
Total impaired loans	$36,854	$6,910

Allowance related to impaired loans	$3,436	$648

We have experienced a significant increase in non-performing loans since December 31, 2007.  Non-performing assets totaled $44.5 million at September 30, 2008, compared to $7.9 million at December 31, 2007, representing an increase of approximately $36.6 million.  Non-performing loans were the largest component of non-performing assets during both periods, and were approximately $41.9 million at September 30, 2008 compared to $7.0 million at December 31, 2007, an increase of approximately $34.9 million.

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

The increase in non-performing loans during the nine months ended September 30, 2008 was largely due to a $29.9 million increase in non-accrual loans primarily as a result of various real estate loans that were on non-accrual status at September 30, 2008, but at December 31, 2007 were performing and accruing interest.  Of the $29.9 million increase in non-performing loans, approximately $27.0 million was due to an increase in real estate loans on non-accrual status at TeamBank, and $2.8 million was due to an increase of the same at Colorado National Bank.  Non-accrual loans increased $12.6 million from the June 30, 2008 total of $23.4 million.  The largest area of non-accrual loans include $18.9 million in commercial real estate loans, of which $9.9 million are located in the Colorado Springs market and $6.4 million in the Kansas City area market.

Subsequent to September 30, 2008, we have experienced an increase of $16.8 million in non-accrual loans, and as of November 28, 2008, we estimate that non-accrual loans totaled $51.8 million, an increase from the September 30, 2008 total of $35.0 million.

Loans 90 days past due and still accruing interest totaled $5 million as of September 30, 2008, and have increased $4.8 million over December 31, 2007.  The increase in loans 90 days past due and still accruing interest at September 30, 2008, compared to December 31, 2007, resulted primarily from a $3.9 million increase in real estate loans.  Subsequent to September 30, 2008, loans 90 days past due and still accruing interest have decreased $390,000.

In addition to the non-performing loans mentioned above, we have also identified loans for which management has concerns about the ability of the borrowers to meet existing repayment terms. These loans are primarily classified as substandard or doubtful for regulatory purposes under our internal rating system. The loans are generally secured by either real estate or other borrower assets, reducing the potential for loss should they become non-performing. Although these loans are generally identified as potential problem loans, they may never become non-performing. As of November 28, 2008, such loans totaled approximately $84.8 million compared to $20.2 million at December 31, 2007.  Management is in the process of addressing outstanding issues with these credits in order to improve the classifications of the loans as soon as practicable and maximize the Company’s opportunities of full payment in accordance with the terms of the loan agreements.

Restructured loans at September 30, 2008 and December 31, 2007 consisted of six and eight relationships, respectively, the largest of which was an agricultural loan with an outstanding balance of approximately $488,000 at September 30, 2008 that was restructured through the Farmers Home Administration.

Other real estate owned at September 30, 2008 consisted of fifteen properties including four commercial buildings totaling approximately $627,000, nine one-to-four family properties totaling approximately $1.7 million, and two parcels of vacant land totaling approximately $242,000.  The properties are all located within our market areas.  Management is working to sell the real estate as soon as practicable.

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

During the three and nine months ended September 30, 2008, we significantly increased our allowance for loan losses through charges to provision for loan losses.  The increases were primarily the result of the economic downturn in the national and local housing market.  Our Banks have high concentrations in this area of lending through real estate construction and land development loans.  The Federal Deposit Insurance Corporation has recommended that financial institutions such as our Banks, that have concentration levels in these types of loans, increase their levels of loan loss allowances and increase capital to provide ample protection from losses if market conditions deteriorate further.  As a result of this guidance and additional deterioration in our loan portfolio, the national economy, and more specifically to our market areas, we have considerably increased our Banks’ allowance for loan loss allocations for the three and nine months ended September 30, 2008.  Due to the downturn in the economy in our market areas, and the significant increases in our classified loans, we may increase our allowance for loan loss allocations in the future if deemed necessary.

The following table summarizes our allowance for loan losses:

	Nine Months Ended September 30,
	2008	2007
	(Dollars In thousands)
Allowance at beginning of period	$5,987	$5,715
Provision for loan losses	12,258	398
Loans charged off	(1,733)	(475)
Recoveries	145	217
Allowance at end of period	$16,657	$5,855

Annualized net charge-offs as a percent of total loans	0.38%	0.07%
Allowance as a percent of total loans	3.03%	1.13%
Allowance as a pecent of non-performing loans	39.77%	71.77%

The allowance for loan losses as a percent of total loans was 3.03% at September 30, 2008 compared to 1.17% at December 31, 2007 and 1.13% at September 30, 2007.

The allowance for loan losses as a percent of non-performing loans was 39.77% at September 30, 2008, compared to 85.87% at December 31, 2007 and 71.77% at September 30, 2007.  This allowance for non-performing loans at September 30, 2008 decreased compared to December 31, 2007 due to the substantial increase of loans added to nonaccrual that were well-collateralized and therefore did not require a corresponding increase in the allowance for loan losses.  While management believes that the allowance for loan losses is sufficient to absorb the inherent losses in our portfolio known at this time, continued decreases in real estate that is pledged as collateral on these non-accrual loans would lower their liquidation values and thereby necessitate additional allowances in the future.

Goodwill and Intangible Assets

Due to the adverse changes in the business climate in which we operate, we performed goodwill impairment tests as of March 31, 2008 and June 30, 2008 relating to the financial statement carrying value of goodwill at the Banks, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  The Banks are treated as separate reporting units for purposes of goodwill impairment testing.  Prior to the goodwill impairment tests, TeamBank, N.A. had approximately $4.7 million of goodwill and Colorado National Bank had approximately $6.0 million of goodwill.  Through the valuations, the Company determined that the goodwill associated with Colorado National Bank was impaired by approximately $6.0 million as of March 31, 2008, and that the goodwill associated with TeamBank, N.A. was impaired by $4.7 million as of June 30, 2008.  These impairments resulted in direct charges to earnings during their respective quarters of 2008 and had no associated tax benefits.

Deposits

Total deposits decreased approximately $51.7 million, or 8.21%, to $577.7 million at September 30, 2008 from $629.4 million at December 31, 2007.  Approximately $26.9 million of this decrease occurred during the third quarter of 2008.  The decrease was primarily a result of a decrease in checking deposits of $41.0 million coupled with a decrease in money market deposits of $21.7 million since December 31, 2007.  These decreases were largely due to the loss of public funds deposits as a result of seasonality of those funds.

Recently, Kansas Bankers Surety Company announced its plans to discontinue offering bank deposit guarantee bonds for deposits over the FDIC insurance limits effective in February 2009.  As a result of this decision, we expect to have lower deposits of municipalities and county governments during 2009 compared to previous years, but cannot estimate the amount of such lower deposits.  However, non-interest bearing business accounts now have unlimited FDIC insurance coverage.

We experienced withdrawl of our deposits during the third quarter of approximately $26.9 million.  However, as of November 28, 2008, deposits had increased to $616.7 million from $577.7 million at September 30, 2008.

Principal maturities of certificates of deposit at September 30, 2008 were as follows:

Year ending December 31:	(Dollars in thousands)
4th Quarter 2008	153,113
1st Quarter 2009	47,779
2nd Quarter 2009	73,557
3rd Quarter 2009	35,736
4th Quarter 2009	18,194
Total 2009	175,266
2010	22,460
2011	2,710
2012	3,305
Thereafter	1,517
Total	$358,371

Included in the table above are approximately $16.0 million in brokered CD’s to mature during the remainder of 2008 and approximately $20.1 million to mature during 2009.  Due to the Bank’s Consent Orders, we are not permitted to purchase brokered CD’s to replace these maturing time deposits.  We are actively promoting our deposit products and paying premium rates for CD’s in order to maintain adequate liquidity.

Notes Payable and Other Borrowings

Effective as of June 30, 2008, the Company’s line of credit with US Bank was amended to lower the Company’s borrowing capacity under the line of credit from $6 million to $4 million, the outstanding balance as of September 30, 2008.  Effective July 1, 2008, interest began accruing at an annual rate of 2% over the prime rate announced by US Bank, which will adjust each time that prime rate adjusts.  The line of credit matures on January 31, 2009, at which time the Company expects that it will request that the maturity date be extended.  As a result of the Company’s subsidiaries not being in compliance with their Consent Orders with the Office of the Comptroller of Currency (“OCC”) at this time, the Company is currently in default on the terms of this line of credit.  While US Bank has not waived the event of default, it has agreed in writing to forbear any action at this time.  However, its future forbearance cannot be assured.

The Consent Orders do not permit the declaration of a dividend from either bank to our holding company unless certain conditions are met.  As a result, should US Bank require that the note be paid off because of the default, or should US Bank not extend the maturity date upon its January 31, 2009 maturity date, the Company does not anticipate that it will have the means to comply with the immediate payoff provisions stipulated in the line of credit agreement without sales of significant assets.  However, we cannot assure that we will be successful in the sale of our assets.  The Company has pledged 100% of the Banks’ stock as collateral to secure this line of credit, and accordingly, the Company’s ability to conduct operations would be extremely doubtful if US Bank seizes the collateral.

Our subsidiary banks have debt arrangements at the Federal Home Loan Bank (FHLB) with aggregated balances outstanding of $118.5 million as of September 30, 2008, which consists of $10.5 million of overnight advances included in federal funds purchased and $108.0 million in FHLB advances.  FHLB borrowings are collateralized by FHLB common stock, investment securities and certain qualifying mortgage loans of our subsidiary banks.  Classified loans are not considered eligible collateral at the FHLB.  Because the Company’s subsidiary banks, and TeamBank in particular, have had significant increases in classified loans in recent months, the Banks have experienced a corresponding decrease in loans that are considered eligible collateral.  As of the date of this report, TeamBank does not have adequate eligible collateral pledged with the FHLB to cover the outstanding obligation on these borrowings, but is in the process of providing other collateral it believes is adequate to the FHLB.  TeamBank is moving this collateral from the Federal Reserve Bank of Kansas City to the FHLB.  TeamBank is also replacing the collateral moved from the Federal Reserve Bank with other qualifying collateral for the Federal Reserve Bank. As a result of the current deficit in eligible pledged collateral at the FHLB, TeamBank currently has no borrowing capacity at the FHLB.  As a result of TeamBank having inadequate collateral at the FHLB, if the FHLB were to declare a default on the applicable borrowing agreement, the entire balance outstanding would become immediately due and payable and the FHLB could seize and sell most of TeamBanks’ assets, which would in-turn result in substantial losses and a corresponding decrease in capital, and the Company’s ability to continue operations would be extremely doubtful.

Subordinated Debentures

On September 19, 2008 the Company elected to defer all interest payments on its Junior Subordinated Debt Securities due on October 7, 2036 by extending the interest distribution period until further notice, not to extend beyond the maturity date, redemption date or special redemption date.  The Company has elected this interest deferral to preserve capital and because of the restrictions on dividends to the holding company initiated by the Consent Orders (see Note 16 – Regulatory Environment).  Under the terms of the Junior Subordinated Debt Securities Agreement, the Company is prohibited from issuing dividends and other distributions during the interest deferral period.

Regulatory Capital

We are subject to regulatory capital requirements administered by the Federal Reserve, the Federal Deposit Insurance Corporation and the Comptroller of the Currency.  Additionally, the Consent Orders stipulate capital adequacy ratio minimums for the subsidiary banks. As of September 30, 2008, neither TeamBank nor Colorado National Bank met all of the minimum capital ratios required by their Consent Orders.

As of September 30, 2008 and December 31, 2007, we were adequately capitalized according to traditional regulatory capital adequacy requirements.  Our ratios at September 30, 2008 were as follows:

	September 30, 2008
		Minimum
Ratio	Actual	required
Total capital to risk weighted assets	9.26%	8.00%
Core capital to risk weighted assets	6.07%	4.00%
Core capital to average assets	4.81%	4.00%

As discussed above, we have increased allowances for loan losses and infused capital at each of the Banks to provide protection from unexpected losses if market conditions deteriorate further.  Specifically, on May 5, 2008, we infused $1,750,000 and $250,000 in capital to TeamBank, N.A. and Colorado National Bank, respectively.  On June 24, 2008 we suspended paying cash dividends on our common stock.  Both actions were in response to the current operating environment as the Company seeks higher levels of capital and a stronger balance sheet during the current economic cycle.  We expect to seek further increases in the level of the Banks’ regulatory capital in the near term, and in order to do so, we expect to consider several alternatives, including seeking additional equity and selling assets. Additionally, based on the Banks’ current and projected levels of capital, the Company does not anticipate that the Banks will be able to meet the minimum capital ratios established in the Consent Orders without raising additional capital or asset sales. The Company’s recent financial performance, coupled with the tight capital markets, provides substantial doubt about our ability to raise the capital levels of our Banks to ensure compliance with the capital requirements of the Consent Orders absent asset sales. Additionally, we cannot assure that we will be successful in the sale of our assets. Failure to meet the regulatory capital guidelines in the Consent Orders may result in the initiation by the Company’s regulators of additional supervisory actions which could include placing the Banks into receivership, in which case the Company’s ability to continue operations would be extremely doubtful. For additional information, see “Part II – Other Information”, Item I.A. Risk Factors.

Liquidity

Our liquidity position has been adversely affected by the ongoing strain in the economy, by the increased level of classified assets in our loan portfolio and by our recent regulatory issues.  The capital markets remain extremely tight and this has also negatively impacted our access to liquidity.  A continued increase in our non-performing assets, non-compliance with the terms of our regulatory orders, and additional strain on our net interest margin could further hinder our liquidity.

Our liquidity is continuously forecasted and managed in order to satisfy cash flow requirements of depositors and borrowers and to meet other operating cash flow needs.  We have developed internal and external sources of liquidity to meet our liquidity needs.  These sources include, but are not limited to, the ability to raise deposits through promotional campaigns, overnight funds, draws on our available lines of credit, the sale of investment securities classified as available-for-sale, if they are not pledged and the Federal Reserve Bank and other banks.  However, TeamBank is currently subject to the Federal Reserve Bank’s discount window lending limitations outlined in Section 142 of the Federal Deposit Insurance Corporation Improvement Act of 1991 and Regulation A. Accordingly, the Federal Reserve Bank will not make or have outstanding advances to TeamBank for more than 60 days in any 120-day period, absent extenuating circumstances.  Other liquidity sources include the sale of loans (with or without recourse), loan maturities and repayments and the conversion of our bank owned life insurance policies to cash — which TeamBank has elected to do, which triggers significant tax consequences that are reflected in the accompanying unaudited financial statements.

Our most liquid assets are cash and cash equivalents and investment securities available-for-sale that are not pledged as collateral.  The levels of these assets are dependent on operating, financing, lending and investing activities during any given period.  At September 30, 2008, these assets, approximating $163.6 million, consisted of $14.9 million in cash and cash equivalents, and $148.8 million in investment securities available-for-sale.  Approximately $145.1 million of these investment securities were pledged as collateral for borrowings, repurchase agreements and for public funds on deposit at September 30, 2008.  As of November 26, 2008, approximately $213.6 million of collateralized loans were pledged on our borrowings with the Federal Home Loan Bank of Topeka.  Classified loans are not considered eligible collateral at the FHLB.  Because the Company’s subsidiary banks, and TeamBank in particular, have had significant increases in classified loans in recent months, the Banks have experienced a corresponding decrease in our loans that are considered eligible collateral.  As of the date of this report, TeamBank currently does not have adequate eligible collateral pledged with the FHLB to cover the outstanding obligation on these borrowings, but is in the process of providing other collateral it believes is adequate.  TeamBank is in the process of moving this collateral from the Federal Reserve Bank of Kansas City to the FHLB.  TeamBank is also replacing the collateral moved from the Federal Reserve with other qualifying collateral for the Federal Reserve Bank. As a result of the current deficit in eligible pledged collateral at the FHLB, TeamBank has no borrowing capacity at the FHLB.  If TeamBank is not able to cure the collateral deficit with eligible collateral at the FHLB and if the FHLB were to declare a default on the applicable borrowing agreement, the entire balance outstanding would become immediately due and payable and the FHLB could seize and sell most of TeamBanks’ assets, which would in-turn result in substantial losses and the Company’s ability to continue operations would be extremely doubtful.

As a result of the Consent Orders and the Written Agreement, the subsidiary banks are not allowed to pay dividends to the holding company without the prior written consent of our regulators.  Without dividends from the Banks, the holding company has no other immediate source of repayment for the $4 million line of credit outstanding at the holding company.  This line of credit will expire on January 31, 2009, at which time the Company intends to seek an extension of the maturity date; however, no assurance can be made that the Company will be successful in extending the terms of this line of credit.  In the event that this line of credit is not extended, the entire $4 million will become immediately due and payable and the Company anticipates that it will not have the means to comply with the payoff provisions stipulated in the line of credit agreement without sales of significant assets.  However, we cannot assure that we will be successful in the sale of our assets.  The Company has pledged 100% of the Banks’ stock as collateral to secure this line of credit, and accordingly, the Company’s ability to continue operations would be extremely doubtful should the line of credit not be renewed.

RESULTS OF OPERATIONS

We incurred a net loss for the three months ended September 30, 2008 of $10.0 million, or $2.79 basic and diluted loss per share, compared to net income of $908,000, or $0.25 basic and diluted income per share for the three months ended September 30, 2007.  During the nine months ended September 30, 2008, we incurred a net loss of $23.5 million, or $6.53 basic and diluted loss per share, compared to net income of $3.5 million, or $0.97 basic and $0.95 diluted income per share for the same period ended in 2007. The net loss of $10.0 million during the three months ended September 30, 2008 was primarily due to $5.6 million in provisions for loan losses, $3.7 million in other than temporary impairments on securities in our investment portfolio and $2.8 million in a tax valuation allowance.  The net loss of $23.5 million for the nine months ended September 30, 2008 was primarily due to $10.7 million in non-cash impairment charges for the write-off of our goodwill associated with Colorado National Bank and TeamBank during the first and second quarters of 2008, coupled with $12.3 million in provisions for loan losses, $4.6 million in other than temporary impairment charges to our investment portfolio, and the abovementioned $2.8 million tax valuation allowance.

Net Interest Income

Net interest income before provision for loan losses, adjusted for the tax effect of tax exempt securities and loans, for the three months ended September 30, 2008 totaled $6.3 million compared to $6.5 million for the same period in 2007, a decrease of 3.4%.

Net interest margin on average earning assets, adjusted for the tax effect of tax exempt securities and loans, was 3.39% for the three months ended September 30, 2008, compared to 3.69% during the three months ended

September 30, 2007.  The average rate on interest earning assets for the quarter ended September 30, 2008 decreased 112 basis points to 6.32% from 7.45% for the quarter ended September 30, 2007.  Partially offsetting the decrease on the rate of interest earning assets was a decrease in the average cost of interest bearing liabilities of 90 basis points to 3.22% during the three months ended September 30, 2008 from 4.12% during the three months ended September 30, 2007.

During the nine months ended September 30, 2008, the net interest margin on average earning assets, adjusted for the tax effect of tax exempt securities, was 3.39% compared to 3.76% during the nine months ended September 30, 2007.  The average rate of interest earning assets decreased 97 basis points to 6.47% from 7.44% during the nine months ended September 30, 2007.  The average rate paid on interest bearing liabilities also decreased, from 4.04% during the nine months ended September 30, 2007 to 3.40% during the nine months ended September 30, 2008.

A primary driver for the decrease in the net interest margin for the three and nine months ended September 30, 2008 compared to the same periods of the prior year, was a decrease in the average rate earned on our loan portfolio.  During the three months ended September 30, 2008, our loan portfolio decreased 151 basis points from 8.19% during the three months ended September 30, 2007 to 6.68% during the same three months ended in 2008.  Similarly, the average rate earned on our loan portfolio decreased 125 basis points during the nine months ended September 30, 2008 compared to the same nine months in 2007.  The decrease in the average rate earned on the loan portfolio was largely due to the substantial increase in non-accrual loans during the three and nine months ended September 30, 2008, whereby any accrued interest on those loans was reversed at the time the loan was put on non-accrual status.

Additionally, the decreases in the rates earned on interest earning assets, and a corresponding decrease in rates paid on interest bearing liabilities, also occurred in response to several federal funds rate cuts made by the Federal Reserve Bank during the fourth quarter of 2007 and in 2008.  Our loan portfolio is comprised of both fixed rate and variable rate interest earning assets, and therefore, many of the variable rate assets and liabilities have re-priced at lower rates.  However, the re-pricing of our interest earning assets outpaced the re-pricing of our interest bearing liabilities, resulting in a lower net interest margin.

The following tables present certain information relating to net interest income for the three and nine months ended September 30, 2008 and 2007.  The average rates are derived by dividing annualized interest income or expense by the average balance of assets and liabilities, respectively, for the periods shown and are presented on a tax-equivalent basis assuming a 34% tax rate for the periods indicated.

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest earning assets:
Loans receivable, net (1) (2) (3) (4)	$564,710	$9,486	6.68%	$504,462	$10,418	8.19%
Investment securities-taxable	132,218	1,750	5.27%	152,781	2,016	5.23%
Investment securities-nontaxable (5)	29,804	467	6.23%	28,290	494	6.93%

Interest bearing deposits	11,072	24	0.86%	13,630	174	5.07%
Other interest earning assets	681	8	4.67%	681	16	6.99%
Total interest earning assets	$738,485	11,735	6.32%	$699,844	13,118	7.45%

Interest bearing liabilities:
Savings deposits and interest bearing checking	$170,617	456	1.06%	189,337	1,112	2.33%
Time deposits	359,376	3,454	3.82%	313,011	3,873	4.91%
Federal funds purchased and securities sold under agreements to repurchase (6)	7,307	36	1.96%	3,751	39	3.70%
Federal Home Loan Bank advances & other borrowings	112,050	1,243	4.41%	107,710	1,179	4.34%

Subordinated debentures	22,681	257	4.51%	22,681	406	7.10%
Total interest bearing liabilities	$672,031	5,446	3.22%	$636,490	6,609	4.12%

Net interest income (tax equivalent)		$6,289			$6,509
Interest rate spread			3.10%			3.33%
Net interest earning assets	$66,454			$63,354

Net interest margin (4) (5)			3.39%			3.69%
Ratio of average interest bearing liabilities to average interest earning assets	91.00%			90.95%

(1)  Loans are net of deferred costs, less fees.

(2)  Non-accruing loans are included in the computation of average balances.

(3)  The Company includes loan fees in interest income.  These fees for the three months ended September 30, 2008 and 2007 were $144,000 and $186,000, respectively.

(4)  Yield is adjusted for the tax effect of tax exempt loans.  The tax effects for the three months ended September 30, 2008 and 2007 were $56,000 and $35,000, respectively.

(5)  Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended September 30, 2008 and 2007 were $159,000 and $168,000, respectively.

(6)  Interest expense on federal funds purchased and securities sold under agreements to repurchase includes imputed interest on premises under construction.  Imputed interest for the three months ended September 30, 2008 and September 30, 2007 was $0 and $4,000 respectively.

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1) (2) (3) (4)	$572,112	29,836	6.97%	$499,774	$30,727	8.22%
Investment securities-taxable	134,885	5,318	5.27%	153,187	6,007	5.24%
Investment securities-nontaxable (5)	30,286	1,438	6.34%	27,712	1,373	6.62%
Interest-bearing deposits	22,851	248	1.45%	12,530	467	4.98%
Other assets	681	26	5.10%	681	36	7.07%
Total interest-earning assets	$760,815	$36,866	6.47%	$693,884	$38,610	7.44%

Interest-bearing liabilities:
Savings deposits and interest-bearing checking	$188,205	1,759	1.25%	$192,631	$3,299	2.29%
Time deposits	362,307	11,221	4.14%	305,042	11,098	4.86%
Federal funds purchased and securities sold under agreements to repurchase	5,919	91	2.05%	3,744	61	2.18%
Federal Home Loan Bank advances and other borrowings (6)	111,198	3,649	4.38%	108,008	3,426	4.24%
Subordinated debentures	22,681	857	5.05%	22,681	1,210	7.13%
Total interest-bearing liabilities	$690,310	$17,577	3.40%	$632,106	$19,094	4.04%
Net interest income (tax equivalent)		$19,289			$19,516
Interest rate spread			3.07%			3.40%
Net interest-earning assets	$70,505			$61,778
Net interest margin (4) (5)			3.39%			3.76%
Ratio of average interest-bearing liabilities to average interest-earning assets	90.73%			91.10%

(1)  Loans are net of deferred costs, less fees.

(2)  Non-accruing loans are included in the computation of average balances.

(3)  The Company includes loan fees in interest income.  These fees for the nine months ended September 30, 2008 and 2007 were $413,000 and $551,000, respectively.

(4)  Yield is adjusted for the tax effect of tax exempt loans.  The tax effects for the nine months ended September 30, 2008 and 2007 were $134,000 and $130,000, respectively.

(5)  Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the nine months ended September 30, 2008 and 2007 were $489,000 and $467,000, respectively.

(6)  Interest expense on federal funds purchased and securities sold under agreements to repurchase includes imputed interest on premises under construction.  Imputed interest for the nine months ended September 30, 2008 and 2007 was $0 and $67,000, respectively.

The following table presents the components of changes in net interest income, on a tax equivalent basis, attributed to volume and rate.  Changes in interest income or interest expense attributable to volume changes are calculated by multiplying the change in volume by the average interest rate during the prior year’s second quarter.  The changes in interest income or interest expense attributable to change in interest rates are calculated by multiplying the change in interest rate by the average volume during the prior year’s second quarter.  The changes in interest income or interest expense attributable to the combined impact of changes in volume and changes in interest rates are calculated by multiplying the change in rate by the change in volume.

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Compared To			Compared To
	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest income:
Loans receivable, net (1) (2) (3) (4)	$1,241	$(2,175)	$(934)	$4,452	$(5,343)	$(891)
Investment securities-taxable	(275)	11	(264)	(713)	23	(690)
Investment securities-nontaxable (5)	26	(53)	(27)	129	(64)	65
Interest-bearing deposits	(33)	(117)	(150)	385	(603)	(218)
Other assets	—	(4)	(4)	—	(10)	(10)
Total interest income	$959	$(2,338)	$(1,379)	$4,253	$(5,997)	$(1,744)

Interest expense:
Savings deposits and interest bearing checking	$(110)	$(544)	$(654)	$(76)	$(1,464)	$(1,540)
Time deposits	572	(992)	(420)	2,095	(1,972)	123
Federal funds purchased and securities sold under agreements to repurchase	33	(32)	1	35	(5)	30
Federal Home Loan Bank advances and other borrowings (5)	46	17	63	101	122	222
Subordinated debentures	—	(149)	(149)	—	(353)	(353)
Total interest expense	541	(1,700)	(1,159)	2,155	(3,673)	(1,518)
Net change in net interest income	$418	$(638)	$(220)	$2,098	$(2,324)	$(226)

(1)  Loans are net of deferred costs, less fees.

(2)  Non-accruing loans are included in the computation of average balances.

(3)  The Company includes loan fees in interest income.  These fees for the three months ended September 30, 2008 and 2007 were $144,000 and $186,000, and for the nine months ended September 30, 2008 and 2007 were $413,000 and $551,000, respectively.

(4)  Yield is adjusted for the tax effect of tax exempt loans.  The tax effects for the three months ended September 30, 2008 and 2007 were $56,000 and $35,000, and for the nine months ended September 30, 2008 and 2007 were $134,000 and $130,000, respectively.

(5)  Yield is adjusted for the tax effect of tax exempt securities.  The tax effects for the three months ended September 30, 2008 and 2007 were $159,000 and $168,000, and for the nine months ended September 30, 2008 and 2007 were $489,000 and $467,000, respectively.

(6)  Interest expense on federal funds purchased and securities sold under agreements to repurchase includes imputed interest on premises under construction.  Imputed interest for the three months ended September 30, 2008 and 2007 was $0 and $4,000, respectively.  Imputed interest for the nine months ended September 30, 2008 and 2007 was $0 and $67,000, respectively.

Interest earning assets

The average rate on interest-earning assets was 6.32% for the three months ended September 30, 2008, representing a decrease of 113 basis points from 7.45% for the same three months ended 2007.  The average rate on interest-earning assets was 6.47% for the nine months ended September 30, 2008, representing a decrease of 97 basis points from 7.44% for the same nine months ended 2007.  Interest-earning assets are comprised of loans receivable, investment securities, interest-bearing deposits and an investment in a non-consolidated wholly owned subsidiary that was formed for the purpose of issuing trust preferred securities.

As discussed above, the average rates earned on our loans receivable decreased considerably during the three and nine months ended September 30, 2008, primarily due to the reversal of accrued interest on loans put on non-accrual status.  During the three and nine months ended September 30, 2008, approximately $408,000 and $1.0 million was reversed out of income as a result of loans being put on non-accrual status.  As a result, the average rate on loans receivable was 6.68% for the three months ended September 30, 2008, compared to 8.19% for the three months in September 30, 2007, a decrease of 151 basis points.  Accordingly, the average rate on loans receivable decreased

125 basis points to 6.97% for the nine months ended September 30, 2008, compared to 8.22% for the nine months ended September 30, 2007.  The average balance of loans receivable increased approximately $60.2 million during the three months ended September 30, 2008 compared to the same three months in 2007 and $72.3 million during the nine months ended September 30, 2008 compared to the same nine months in 2007.  However, the decrease in the average rates earned on loans receivable offset the increase in average balances, resulting in a decrease in interest income from loans receivable, on a tax equivalent basis of $934,000 during the third quarter of 2008 compared to the third quarter of 2007 and a decrease of $891,000 during the nine months ended September 30, 2008 compared to the same period in 2007.

The average rate on investment securities, adjusted for the tax effect of tax exempt securities, decreased 7 basis points to 5.44% for the quarter ended September 30, 2008 compared to 5.51% for the quarter ended September 30, 2007 and increased 1 basis point to 5.46% for the nine months ended September 30, 2008, compared to 5.45% for the nine months ended September 30, 2007.  The average balances of investment securities during the three and nine months ended September 30, 2008 decreased $15.7 million and $19.1 million, respectively, compared to the same periods of the previous year.

Interest bearing liabilities

The average rate paid on interest-bearing liabilities decreased 90 basis points to 3.22% for the three months ended September 30, 2008, compared to 4.12% for the same three months in 2007.  The average rate paid on interest-bearing liabilities decreased 64 basis points to 3.40% for the nine months ended September 30, 2008, compared to 4.04% for the same nine months in 2007.  Interest-bearing liabilities are comprised of savings and interest bearing checking deposits, time deposits, federal funds purchased and securities sold under agreements to repurchase, holding company notes payable, Federal Home Loan Bank advances and other borrowings, and subordinated debentures held by our subsidiary trust which issued trust preferred securities.

The average rate paid on interest-bearing savings and interest-bearing checking deposits decreased 127 basis points to 1.06% for the three months ended September 30, 2008 compared to 2.33% for the three months ended September 30, 2007.  The average rate paid on time deposits decreased 109 basis points to 3.82% during the third quarter of 2008 from 4.91% during the third quarter of 2007.  The average rate paid on interest-bearing savings and interest-bearing checking deposits decreased 104 basis points to 1.25% for the nine months ended September 30, 2008, compared to 2.29% for the nine months ended September 30, 2007. The average rate paid on time deposits decreased 72 basis points to 4.14% during the nine months ended September 30, 2008 compared to 4.86% during the nine months ended September 30, 2007.   We anticipate increased deposit costs in the future due to the need to replace lost public funds deposits.

The effective interest rate on the subordinated debentures was 4.51% for the three months ended September 30, 2008, a 259 basis point decrease from the 7.10% effective interest rate for the same period of 2007.  During the nine months ended September 30, 2008, the effective interest rate on the subordinated debentures was 5.05% compared to 7.13% during the same period of 2007, a decrease of 208 basis points.  The subordinated debentures are part of a pooled trust preferred security at a variable rate of 1.65% above the 90-day LIBOR.  The trust preferred security has a 30-year term maturing in 2035 and a callable option in 2011, five years after the issuance date.  The issuance of the subordinated debentures did not have a placement or annual trustee fee associated with it.

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

As discussed above, we have considerably increased our Banks’ allowance for loan losses, and during the three and nine months ended September 30, 2008, we recorded a provision for loan losses totaling $5.6 million and $12.3 million, respectively, compared to $91,000 and $398,000 for the three and nine months ended September 30, 2007.

Non-Interest Income

The following table summarizes non-interest income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
	(In thousands)
Service charges	$915	$950	$2,668	$2,675
Trust fees	191	184	543	602
Brokerage service revenue	55	60	182	161
Gain on sales of mortgage loans	166	145	495	444
Gain (loss) on sales of investment securities	—	(5)	420	(4)
Mortgage servicing fees	39	44	124	137
Merchant processing fees	10	4	18	12
ATM and debit card fees	186	150	526	420
Bank owned life insurance income	250	242	742	717
Other	200	133	498	411
Total non-interest income	$2,012	$1,907	$6,216	$5,575

Non interest income for the three months ended September 30, 2008 was approximately $2.0 million, an increase of $105,000, from $1.9 million for the three months ended September 30, 2007.  Non-interest income for the nine months ended September 30, 2008 was $6.2 million, an increase of $641,000, from $5.6 million for the nine months ended September 30, 2007.

The primary reasons for the increase in non-interest income for the three and nine months ended September 30, 2008 was an increase in gain on sales of mortgage loans, coupled with an increase in bankcard income.  Also contributing to the increase in non-interest income during the nine months ended September 30, 2008 was a $424,000 increase in gain on sale of investment securities, approximately $313,000 of which was due to the Company’s restructuring of the investment portfolio during the second quarter, and $111,000 of which was due to a gain on redemption of Visa, Inc. stock.  As a Visa member bank, the Company had an obligation to share certain litigation costs of Visa and had previously recorded this obligation. Visa held an initial public offering in March of 2008 in which it redeemed a portion of Class B stock held by member banks. The Company received cash of $111,000 in that redemption, which was recorded as a gain on sale of investment securities.  The Company’s remaining obligation to pay for other unsettled portions of the Visa lawsuits is approximately $65,000.

Non-Interest Expense

The following table presents non-interest expense for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In thousands)
Salaries and employee benefits	$2,939	$3,441	$9,577	$9,638
Occupancy and equipment	808	947	2,468	2,524
Data processing	636	783	2,027	2,305
Professional fees	713	435	2,109	1,107
Marketing	153	167	324	446
Supplies	75	104	250	296
Intangible asset amortization	155	156	469	422
Loss on impairment of securities	3,664	—	4,569	—
Goodwill impairment	—	—	10,700	—
Other	1,863	955	4,145	2,670
Total non-interest expenses	$11,006	$6,988	$36,638	$19,408

Non-interest expense increased approximately $4.0 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and increased $17.2 million for the nine months ended September 30, 2008 compared to the same nine months in 2007.  The increase in non-interest expense during the three months ended September 30, 2008 was primarily due to the loss on impairment of securities of $3.7 million related to the other than temporary decline in value of a portion of our securities portfolio, coupled with our strained ability to hold securities until values recover, as discussed above.   Additionally, professional fees increased $278,000 for the third quarter, primarily as a result of increased legal, audit and compliance fees relating to the Company’s compliance efforts associated with bank regulatory matters and a proxy contest with regard to the Company’s annual meeting of shareholders.  The $17.2 million increase in non-interest expense during the nine months ended September 30, 2008 was primarily as a result of the non-cash $10.7 million goodwill impairment charge taken in earlier quarters, coupled with the increase in professional fees discussed above, and increases in other non-interest expenses, which includes FDIC insurance premiums.  We expect our FDIC insurance premiums to increase significantly in 2009 as the FDIC has stated that it intends to raise premiums in order to rebuild the fund following the recent increase in bank failures.

Salaries and employee benefits, our largest non-interest expense, has decreased for both the three and nine months ended September 30, 2008 compared to the same periods of the prior year.  The decrease is due to decreases in bonuses, lending commissions, stock option grants, and other benefits.  We expect salaries and employee benefits to continue to decrease in the near future due to the loss of several highly paid employees, including the former Chief Executive Officer, Robert J. Weatherbie, who resigned from all positions with the Company effective September 2, 2008.  We have not yet secured a permanent replacement for Mr. Weatherbie.

Income Tax Expense

The provisions of Statement of Financial Accounting Standards, No. 109, Accounting for Income Taxes (SFAS 109), establishes financial accounting and reporting standards for the effect of income taxes.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns related to deferred income.  Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.  SFAS 109 requires that when determining the need for a valuation allowance against a deferred tax asset, management must assess both positive and negative evidence with regard to the realizability of the tax losses represented by that asset. To the extent available sources of taxable income are insufficient to absorb tax losses, a valuation allowance is necessary. Sources of taxable income for this analysis include prior years’ tax returns, the expected reversals of taxable temporary differences between book and tax income, prudent and feasible tax-planning strategies, and future taxable income.

The company’s gross deferred tax asset resulted primarily from a significant increase in its loan loss allowance as well as impairment losses on available for sale securities. The company has recorded a valuation allowance of $2.8 million against its deferred tax asset of $9.6 million as of September 30, 2008, after considering all available evidence related to the amount of the tax asset that is more likely than not to be realized.  Given the company’s recent operating losses, the valuation allowance recorded at September 30, 2008 reduces the deferred tax asset to an amount management deems more likely than not to be realized through the carry back of tax losses to prior years’ federal taxable income.

As a result of the Company’s net operating loss for the three and nine months ended September 30, 2008, the Company had an income tax expense of $1.5 million for the three months ended and an income tax benefit of approximately $556,000 for the nine months ended September 30, 2008, compared to income tax expense of $226,000 for the three and $1.2 million for the nine months ended September 30, 2007.  The effective tax rate is typically less than the statutory federal rate of 34.0% due primarily to municipal interest income and income from the investment in bank owned life insurance.  The lower tax rate in 2008 is a result of impairment of goodwill which is not deducted in computing income tax expense, taxable income from the surrender of bank owned life insurance policies not reportable in book income as well as the establishment of a valuation allowance against deferred tax assets that management deems more likely than not will not be realized.

In accordance with FIN 48, the Company has performed an analysis and believes that it is not more likely than not that certain state tax benefits will be recognized in the future. As of the nine months ended September 30, 2008, approximately $868,000 of unrecognized tax benefits related to certain state tax benefits, and approximately $7,000 of unrecognized tax benefits related to acquisition costs were included in other liabilities within the consolidated balance sheet. For the nine months ended September 30, 2008, the reserve for the unrecognized benefits increased by a total of approximately $168,000.  If recognized, all of the tax benefits would increase net income, decreasing the effective tax rate.

The Company recognizes any interest and penalties related to unrecognized tax benefits in the provision for income taxes and subsequently recognizes those state tax benefits when the related statutes expire. Interest and penalties associated with the above-mentioned unrecognized tax benefits approximated $261,000 ($232,000 after tax) at September 30, 2008.   During the fourth quarter of 2008, should the 2004 related statutes expire, the Company expects to recognize approximately $119,000 of state tax benefits as well as $48,000 of interest and penalties associated with these state tax positions.  The recognition of these tax benefits would increase net income by approximately $127,000.

The Company’s federal tax returns for the years 2005 through 2007 and various state income tax returns for the years 2004 through 2007 remain subject to review by the various tax authorities.

Item 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management

Asset and liability management refers to management’s efforts to minimize fluctuations in net interest income caused by interest rate changes.  This is accomplished by managing the repricing of interest rate sensitive interest bearing assets and interest bearing liabilities.

The following table indicates that at September 30, 2008, if there had been a sudden and sustained increase in prevailing market interest rates, our net interest income would be expected to increase, while a decrease in rates would indicate a decrease in net interest income.

	Net interest	(Decrease)
Change in interest rates	income	increase	% change
	(Dollar in thousands)
200 basis point rise	$27,329	1,087	4.14%
100 basis point rise	26,786	544	2.07%
Base rate scenario	26,242	—	—
100 basis point decline	25,055	(1,187)	(4.52)%
200 basis point decline	23,388	(2,854)	(10.87)%

Item 4:    CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our principal executive officer and our chief financial officer, with the assistance of our principal accounting officer, based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report concluded that, as disclosed below with respect to material weakness in and changes in our internal controls over financial reporting, the Company’s disclosure controls and procedures were not effective as of September 30, 2008.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Act of 1934. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with the accounting principles generally accepted in the United States. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. As a result of that assessment, management concluded that, as of September 30, 2008, our internal control over financial reporting was not effective.  Management’s conclusion was based upon findings of control deficiencies that constituted material weaknesses in internal controls over financial reporting in connection with a lack of adequate policies, procedures, resources, Board oversight and controls with respect to the credit administration, the detection of risks related to the Company’s concentration in real estate lending and other risks associated with our loan portfolio, the determination of our provision for loan losses and related allowance for loan losses, and the Company’s ability to adequately and timely assess and record material impairments to our assets that result from the current downward trends in the economy.  Additionally, management believes there are control deficiencies resulting from a lack of resources over regulatory compliance and financial reporting. The lack of resources has resulted in the Company’s inability to maintain effective controls regarding the Company’s ability to timely identify and record its transactions. These control deficiencies constituted a material weakness in our control environment over financial reporting. As a result of these material weaknesses, there is more than a reasonable possibility that a material misstatement of the Company’s financial statements may not be prevented or detected on a timely basis.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records to accurately and fairly reflect, in reasonable detail, transactions, acquisitions and dispositions of assets, and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

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

Changes in Internal Control Over Financial Reporting

We have determined after discussions with the OCC that (1) the Banks had engaged in unsafe or unsound banking practices by engaging in rapid growth and unsatisfactory lending practices and loan administration, operating with inadequate management and board supervision with less than satisfactory capital in relation to their large volume of construction and development loans, with an inadequate loan valuation reserve, and with inadequate internal systems and policies; (2) the Banks had initiated a loan growth strategy without implementing sound lending policies, risk management practices, and controls which resulted in the Banks’ deteriorating condition, high risk profile and significant increases in the levels of classified assets, past due loans, nonperforming loans, and significantly increased allowance for loan loss provisions; and (3) the management and boards of directors of our subsidiary Banks did not effectively oversee the operations of the Banks.

We have made or are in the process of implementing the following managerial and operational changes to correct these deficiencies and to improve our internal controls over financial reporting:

•

the former Chief Executive Officer of the Company, who among other duties, also served as President and functioning chief lending officer of TeamBank, resigned from all capacities as of September 2, 2008.

•	the audit committee of the board of directors engaged the services of a national independent loan consulting firm to perform loan reviews.

•

the boards of directors of both of the Banks established executive committees to oversee management actions taken in response to the recent OCC examination and to implement a communication procedure to ensure accurate and timely communication with regulatory agencies.

•

outside directors have been added to the senior loan committees which approve all loans in excess of $500,000 and to the credit risk committees which oversee the problem credit identification process and problem credits.

•

in May 2008, we created a team of experienced senior staff to review credit administration and loan origination processes.  The team reallocated resources and reassigned an experienced senior commercial lender with a workout background to aggressively review and modify the problem loan identification process and act as a loan workout manager.

•

TeamBank, N.A. has appointed a senior loan officer to manage its loan origination and approval process, credit administration and controls, timely identification of risk and problem loans and emerging risks in the loan portfolio in compliance with company policies and procedures and banking laws and regulations. The senior loan officer reports to the Bank’s chief executive officer.

•

all credit administration and loan approval processes are being reviewed for controls and efficiency.  A risk assessment process for all credit administration and loan approval processes is being evaluated and modeled after the current successful risk assessment process utilized for the Information Security Program.

•	TeamBank, N.A. has centralized the construction loan draw and inspection process.

•	the problem loan identification process including the loan risk rating system has been reviewed and modified to insure more timely and effective problem loan identification.

•	loan policy and procedures have been reviewed and modified to include more specific direction for all lending staff.

•

management has developed a series of new or improved reports for credit administration to better monitor credit risks internally and provide more detail about loans and credits to senior management, the board of directors and their loan committees, including but not limited to, concentrations, exceptions to loan policies, special assets and OREO reports, and monthly delinquent, non-accrual, classified loans and exposure.   These activities will enhance the loan risk rating system and provide better information to be used in the allowance for loan and lease loss methodology.

•	management is actively recruiting additional personnel to assist with compliance of the Consent Orders and to ensure that the internal control environment is effective.

Through these control actions we are seeking to mitigate the control deficiencies listed above.  We believe that these corrective actions, taken as a whole, should mitigate the control deficiencies identified above, however we cannot assure that these actions will be comprehensive enough or effective until those controls are tested. We plan to continue an on-going review and evaluation of our internal control over financial reporting, and we may make other changes as appropriate based on the results of management’s reviews and evaluations.

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

We are seeking to comply with OCC Consent Orders relating to our subsidiary banks, but we are not yet in compliance with them.  Failure to achieve compliance could subject us to further significant regulatory enforcement action, including placing one or both of our subsidiary banks into a receivership, in which case our ability to continue operations would be extremely doubtful.  In early September 2008, both of our subsidiary banks entered into Consent Orders (“Consent Orders”) with the Office of the Comptroller of the Currency (the “OCC”), their primary bank regulatory.  Among other things, the Consent Orders require each subsidiary bank to appoint a compliance committee to monitor compliance with the Consent Orders; develop a three-year strategic plan establishing objectives for the bank; develop a capital plan and increase Tier 1 capital to at least 8% of adjusted total assets and Tier 1 capital to at least 10% of risk-weighted assets; appoint a new senior loan officer; develop and maintain a liquidity management program that assesses the bank’s current and expected funding needs and ensures that sufficient funds or access to funds exists to meet those needs; take action to protect the bank’s interest in assets criticized by the OCC; implement and adhere to a written credit policy to improve the Banks’ loan portfolio management; employ an independent review annually of the lending function; establish a program designed to manage the risk of the Banks’ commercial real estate loan portfolio; and establish a program for the maintenance of an adequate allowance for loan and lease losses.

Our subsidiary banks have submitted plans to comply with the Consent Orders; however, both banks have been deemed by the OCC to be out of compliance with their Consent Orders.  TeamBank recently resubmitted its responses to the OCC and will be continuing to work with the OCC to correct deficiencies in its plan to comply with its Consent Order.   We expect that attaining compliance with the Consent Orders will be an ongoing process that will require modifications and changes to our compliance efforts to date.

The Company entered into a similar agreement (the “Written Agreement”) with the Federal Reserve Bank of Kansas City (the “Reserve Bank”) on November 21, 2008.  Among other things, the Written Agreement provides that the Company will not declare or pay any dividends, take dividends from the Banks, distribute any interest principal or other sums on subordinated debentures or trust preferred securities, incur, increase, or guarantee any debt or purchase or redeem any shares of Company stock without prior written approval of the Reserve Bank.  Within 60 days, the Company must also provide an acceptable written capital plan to maintain sufficient capital at the consolidated organization and at each of the Banks and a written statement of cash flow projections for 2009.  The Written Agreement also stipulates that the Company shall not increase or materially modify any current service fee agreement or calculation between the Company and the Banks without prior written approval of the Reserve Bank.  The Company must also submit quarterly progress reports to the Reserve Bank detailing the Company’s actions and progress in complying with the Written Agreement.

Although we will seek to comply with the above Consent Orders and the Written Agreement with the Federal Reserve Bank of Kansas City, we cannot assure that full compliance will occur.  For example, the Consent Orders relating to the banks require that by January 2009, each bank shall achieve and maintain minimum capital of Tier 1 capital at least equal to eight percent (8%) of adjusted total assets and Tier 1 capital at least equal to ten percent (10%) of risk-weighted assets.  As of the date of this report, neither TeamBank nor Colorado National Bank had  met the minimum capital requirements of the Consent Orders.  We do not forsee that the Banks will be in compliance with the minimum capital requirements of the Consent Orders by December 31, 2008 absent sales of assets. However, we cannot assure that we will be successful in the sale of our assets.  The Banks are seeking to meet the minimum capital requirements set forth in its Consent Order through a combination of earnings, additional capital contributions from other sources and loan payoffs.  In addition, both of the banks have submitted liquidity management programs to the OCC and the liquidity contingency plan of TeamBank was deemed by the OCC to be not acceptable.  TeamBank is revising its liquidity contingency plan and expects to continue to work with the OCC in seeking to have a satisfactory liquidity contingency plan.  We expect that in seeking to comply with all of the Consent Orders we and our subsidiary banks will be required to devote significant management attention and time on an ongoing basis.

In connection with its liquidity management program, TeamBank has determined that a significant portion of its collateral pledged to the Federal Home Loan Bank (“FHLB”) in connection with its FHLB borrowings is not eligible collateral.  TeamBank is in the midst of replacing existing deficient collateral with other collateral, consisting primarily of loans that are not pledged to the FHLB, that we believe will be acceptable to the FHLB.  We expect the substitution of collateral to be completed in the near future but cannot assure that the collateral will be replaced such that it may not place strains on the ability of TeamBank to obtain additional FHLB funding.  If TeamBank were not able to provide sufficient acceptable collateral for the FHLB, the FHLB could determine that TeamBank would be in default under its borrowing agreement with the FHLB, and the FHLB could pursue available remedies which could include seizing collateral and selling it to be repaid.  Such actions could have a material adverse effect on our results of operations, liquidity and financial condition and our ability to continue operations would be doubtful.

If we or our subsidiary banks do not comply with applicable Consent Orders or the Written Agreement without a waiver from the applicable regulatory agency or an amendment of the applicable Consent Order or Written  Agreement, we and our subsidiary banks could be subject to further regulatory enforcement action, including, without limitation, the issuance of additional cease and desist orders or supervisory agreements (which may, among other things, further restrict our business activities and the business activities of our subsidiary banks, the imposition of civil monetary penalties and the placing of one or both banks into a conservatorship or a receivership which would make our ability to continue operations extremely doubtful).  Notwithstanding any consent order or supervisory agreement requiring certain time tables be met, bank regulators could take enforcement action before that date which could include placing a bank into receivership.  If a bank is placed into a conservatorship or receivership, it is highly likely that this will lead to complete loss of all value of our ownership interest in that bank and we subsequently may be exposed to significant claims by the Federal Deposit Insurance Corporation and the OCC.  In addition, further restrictions would be placed on a bank following a determination that the bank is undercapitalized, significantly undercapitalized, or critically undercapitalized, with increasingly greater restrictions being imposed as the level of undercapitalization increases.  Further, the failure to comply with a consent order could result in termination of a bank’s Federal Deposit Insurance, subject to a number of other conditions.

There can be no assurance that recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies will help stabilize the U.S. financial system, improve the housing market or be of specific benefit to us.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 or “EESA,” which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”). EESA gives broad authority to the Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other “troubled assets” and invest in financial institutions.  EESA includes additional provisions directed at bolstering the economy, including:

•      Authority for the Federal Reserve to pay interest on depository institution balances;

•      Mortgage loss mitigation and homeowner protection;

•      Temporary increase in FDIC insurance coverage from $100,000 to $250,000 through December 31, 2009; and

•      Authority to the SEC to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Under the TARP, the Treasury has created a capital purchase program, pursuant to which it proposes to provide access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier I capital.  We do not expect to obtain capital under this program.

EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the current liquidity and credit crisis that has followed the subprime securities meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by financial institutions and bank holding companies.  Financial institutions are automatically covered by this program commencing October 14, 2008. Any eligible entity that opts out of the Program on or before December 5, 2008, will not pay any assessment under the Program. Any eligible entity that does not opt out on or before December 5, 2008, will be required to pay related assessment fees. Under the program, newly issued senior unsecured debt issued on or before June 30, 2009 will be insured in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. The debt includes all newly issued unsecured senior debt.  The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009. The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date. Many details of the program still remain to be worked out.  We do not expect this program will be of significant benefit to us, as we did not have significant debt outstanding at September 30, 2008 and we do not expect to seek significant debt financing in the near future.

There can be no assurance as to the actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Finally, there can be no assurance regarding the specific impact that such measures may have on us.  Since our subsidiary banks are considered “troubled banks” by the OCC, and we have been designated in “troubled condition” by the Federal Reserve.

Our access to liquidity may be negatively impacted if market conditions and regulatory restrictions persist.  While we seek to actively manage our liquidity risk and maintain liquidity at least sufficient to cover all forecasted funding requirements, our liquidity and the liquidity of our subsidiary banks may be adversely affected by unforeseen or extraordinary demands on cash and our inability to access sources of deposits for our subsidiary banks. This situation may arise due to circumstances beyond our control.

In addition, we anticipate that we may not issue new debt or renew existing debt without prior non-objection of the Federal Reserve Bank of Kansas City, and our subsidiary banks must receive approval of the OCC in order for them to issue debt.

Current market conditions have limited our liquidity sources principally to secure FHLB borrowings and to FDIC-insured deposits originated through our subsidiary banks.  Other sources of funding, are not generally available to us.  There can be no assurance that actions by the FHLB or the Federal Reserve Bank of Kansas City would not reduce or eliminate our borrowing capacity or that we would be able to continue to attract deposits at competitive rates. Such events could have a material adverse impact on our liquidity and results of operations and financial condition.

Current levels of market volatility are unprecedented.  The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The continued slowdown in real estate sales and a decrease in residential real estate values within our market areas have and may continue to adversely affect our earnings and financial condition.   The downturn of economic conditions in the national residential real estate market during 2007, the continued decline in home sales, the stagnate, and even declining median home prices year-over-year in the major metropolitan areas in our market areas and the decline in prices for newly constructed homes, spurred an increase in non-performing assets and our provision for loan losses for the three and nine months ended September 30, 2008, as well as continued increases in nonaccrual loans and classified loans since then.  The housing industry in the Midwest experienced a downturn during the last quarter of 2007 and continuing into 2008 reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new home construction resulting in some over-supply of housing inventory and increased foreclosure rates. If these market conditions do not improve, or deteriorate further, or if these market conditions and slowing economy negatively impact the commercial non-residential real estate market, our earnings and financial condition will continue to be adversely impacted because a significant portion of our loans are secured by real estate in our market areas.

Our loan portfolio is concentrated in real estate lending which has made and will make our loan portfolio more susceptible to credit losses in the current real estate market.  The new home real estate market in our market areas declined during the fourth quarter of 2007 and continuing into 2008.  Our loan portfolio has a concentration in construction and land development loans and in commercial real estate loans (most of which are located in our market areas and many of which involve land development).  We have a heightened exposure to credit losses that may arise from this concentration as a result of the downturn in the real estate sector.  Our non-performing assets and allowance for loan loss increased substantially during the nine months ended September 30, 2008.

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

Our loan losses could exceed our allowance for loan losses.  Our average loan size continues to increase and part of our allowance for loan losses relies on historical results which may not be representative of future losses.  Approximately 67.5% of our loan portfolio at September 30, 2008 was composed of construction and land development loans and commercial loans secured by real estate.  Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of these delinquent loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit strength of our borrowers and/or guarantors.

We are subject to extensive regulation that could further limit or restrict our activities.  We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the Office of the Comptroller of the Currency (the “OCC”), the FDIC, and the Federal Reserve Board. Compliance with these regulations is costly and restricts certain activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, types of deposits we are able to utilize, and locations of branches. We must also meet regulatory capital requirements. Failure to meet these capital and other regulatory requirements, could impede our financial condition, liquidity, and results of operations, all of which could be materially and adversely affected. Our failure to be “well capitalized” and “well managed” for regulatory purposes could affect customer confidence, our ability to grow, our cost of funds and higher FDIC insurance premiums, our ability to pay dividends on our capital stock, our ability to raise capital, and our ability to make acquisitions.

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

We were subject to an examination by the OCC our primary banking regulator, the results of which require us to raise substantial additional capital and decrease our concentration in construction and land development loans, as well as other corrective actions.  National banking-related publications, as well as a pronouncement of our primary banking regulator, the OCC, have indicated that the economic downturn in the national housing market is significant.  Our Banks have concentrations in this area of lending through real estate construction and land development loans.  The Federal Deposit Insurance Corporation has recommended that financial institutions such as our Banks, that have concentration levels in these types of loans, increase their levels of loan loss allowances and increase capital to provide ample protection from unexpected losses if market conditions deteriorate further.  As a result of this guidance and additional data becoming available relating to the national economy, and more specifically to our market areas, we have increased our Banks’ allowance for loan loss allocations by over $10 million since December 31, 2007.  We infused $1,750,000 and $250,000 in capital to TeamBank, N.A. and Colorado National Bank, respectively on May 5, 2008.   We funded the capital infusions through our existing line of credit, however we have no remaining available borrowing capacity under the line of credit should we need it.  Also, in order to increase their regulatory capital ratios and decrease their concentrations in real estate construction and land development loans, the Banks may decrease these loan balances through loan sales to other financial institutions or investors.   In order to provide additional capital to the Banks, we have suspended dividends on our common stock and we have stopped paying interest on our subordinated debentures.  Additionally, we expect to consider several other alternatives, including seeking additional equity, debt, selling certain assets of the Company and selling the Company in its entirety.  We cannot, however, assure that we will be successful in any of these endeavors, that the capital adequacy levels or loan loss reserves of the Banks will be deemed satisfactory by our banking regulators, that the Banks will not be subject to additional regulatory action, or of the impact of such actions on debt covenants.

As previously reported, on September 2, 2008 and September 3, 2008, respectively, both of the Company’s subsidiary banks (the “Banks”), TeamBank and Colorado National Bank, each consented and agreed to the issuance of a Consent Order (the “Consent Orders”) by the Office of the Comptroller of Currency (the “OCC”).  Among other things, the Consent Orders require both banks to appoint a compliance committee to monitor compliance with the Consent Orders; within 120 days develop a three year strategic plan establishing objectives for the Banks; within 120 days develop a capital plan and increase Tier 1 capital to at least 8% of adjusted total assets and Tier 1 capital to at least 10% of risk-weighted assets appoint a new senior loan officer; develop within 30 days and maintain a liquidity management program that assesses the Bank’s current and expected funding needs and ensure that sufficient funds or access to funds exists to meet those needs; take action to protect the Bank’s interests in assets criticized by the OCC; implement and adhere to a written credit policy to improve the Bank’s loan portfolios management; obtain current independent appraisals on any loan in excess of $500,000 in the case of TeamBank and $300,000 in the case of Colorado National Bank that is secured by real property where borrower has failed to comply with contractual terms of the loan agreement and an analysis of current financial information does not demonstrate the ongoing ability of the borrower or guarantor to perform in accordance with the contractual terms of the loan agreement; continue to employ an independent review annually of the lending function; establish a program designed to manage the risk of the Bank’s commercial real estate loan portfolio, and establish a program for the maintenance of an adequate allowance for loan and lease losses.  TeamBank and Colorado National Bank neither admitted nor denied wrongdoing in consenting to their respective Consent Orders.  The foregoing description of the Consent Order is qualified in its entirety by reference to the terms of the Consent Orders, which are attached as Exhibits 10.32 and 10.34 in the Company’s Current Report filed on Form 8-K on September 8, 2008.  While the Company and its subsidiary banks are seeking to comply with the Consent Orders, we can provide no assurance that we will be successful in meeting all of the requirements of the Consent Orders or that there will not be further regulatory action, which could include putting the Banks into receivership, should we fail to do so.  If this were to occur, our ability to continue operations would be extremely doubtful.

The Consent Orders stem from an examination of the Banks, from which both of the Banks received a letter from the OCC, Kansas City South Field office on April 24, 2008, indicating that it believes the Banks are deemed to be in “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, and, as a result, the Banks are subject to specified restrictions on operations.  On July 13, 2008, the Company also received a similar “troubled condition” letter from the Federal Reserve Bank of Kansas City with regard to the holding company.  These letters were based upon the OCC staff’s determination that the Banks had deficiencies in credit administration practices, loan risk rating systems, loan loss allowance methodologies, and levels of classified assets.  The restrictions provide that:  (1) the Banks must notify the OCC 90 days before adding or replacing a member of their respective boards of directors or employing any, or promoting any existing employee as a senior executive officer, and (2) the Banks may not, except under certain circumstances, enter into any agreements to make severance or indemnification payments or make any such payments to institution-affiliated parties.  Similar restrictions also apply to the Company as a result of the “troubled condition” letter received by the Federal Reserve Bank of Kansas City.  The Company expects that it will enter into a similar agreement with the Federal Reserve Bank of Kansas City in the near future.  The Company and its subsidiaries expect to cooperate with the OCC and the Federal Reserve Bank to address any regulatory concerns.  The implications of the regulatory actions listed above, and any future regulatory actions, could have a material adverse affect on our business, financial condition, liquidity and results of operation.

We are required by our primary banking regulator to raise our capital levels, but we may not be able to.  We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To the extent that regulatory authorities require us to increase our capital ratios, we will be required to raise additional capital.  Our primary regulator, the OCC, is requiring us to increase the capital ratios of our subsidiary Banks as discussed above.

Our ability to raise additional capital will depend on conditions in the capital markets, which are outside of our control, and on our financial performance, which has deteriorated significantly as discussed elsewhere in this report.  Accordingly, it is unlikely that we will be able to meet the capital requirements in our Consent Orders by December 31, 2008 absent asset sales. If we cannot raise additional capital when needed, we expect we will be subject to increased regulatory supervision which may include additional restrictions on operations or even placing either or both Banks into receivership, either of which could result in increases in operating expenses and reductions in revenues that would negatively affect our operating results and ability to continue operations.

An increase in our allowance for loan losses will result in reduced earnings.  We are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment.  We continually evaluate the collectibility of our loan portfolio and provide an allowance for loan losses that we believe is adequate based upon such factors as:

•    the risk characteristics of various classifications of loans and our experience in managing those risks;

•    recent loan growth rates;

•                  previous loan loss experience;

•                  specific loans that have loss potential;

•                  delinquency trends;

•                  estimated fair value of the collateral;

•                  current economic conditions;

•                  the views of our regulators; and

•                  geographic and industry loan concentrations.

Many of these factors are difficult to predict or estimate accurately.  If our evaluation is incorrect and borrower defaults cause losses exceeding the portion of our allowance for loan losses allocated to those loans, our earnings could be significantly and adversely affected.  We may experience losses in our loan portfolio or perceive adverse trends that require us to significantly increase our allowance for loan losses in the future, such as has occurred in 2008 to date, which would reduce future earnings.  In addition, our regulators may require our Banks to increase or decrease our allowance for loan losses.

Our nonresidential real estate loans expose us to increased lending risks.  At September 30, 2008, $372 million, or 67.5%, of our loan portfolio consisted of construction and land development loans and commercial loans secured by real estate.  These types of loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the income stream of the borrowers. Such loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. These loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Because such loans generally entail greater risk than residential mortgage loans, and due to the declining economic conditions in our market areas, we may need to increase our allowance for loan losses in the future to account for the increase in probable credit losses associated with such loans.  Additionally, many of our nonresidential real estate borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

The banking regulators are giving commercial real estate lending greater scrutiny, and have required banks with high levels of commercial real estate loans to implement more stringent underwriting, internal controls, risk management policies and portfolio stress testing, as in some instances, higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.  During the second quarter, we received letters from the OCC indicating that it believes our subsidiary Banks are deemed to be in “troubled condition” and specifically citing that our Banks had deficiencies in credit administration practices, loan risk rating systems, loan loss allowance methodologies and levels of classified assets.  They may request that we consider increasing our levels of allowance for loan losses and increase the capital ratios of our Banks.

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

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory limits, in certain circumstances, we have made loans that exceed either our internal underwriting guidelines, supervisory limits, or both as provided by the regulations.  We generally consider making such loans only after taking into account the financial strength of the borrower and/or guarantor. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory limits, our internal guidelines, or both could increase the risk of delinquencies or defaults in our portfolio. Any such delinquencies or defaults could have an adverse affect on our results of operations and financial condition.

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

Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments, our pledging ability, customer confidence in our banks and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations.  Such sources typically include proceeds from Federal Home Loan Bank advances, sales of investment securities and loans, federal funds lines of credit from correspondent banks, and extension of credit from the Federal Reserve Bank, as well as out-of-market time deposits.  Because the Company’s subsidiary banks, and TeamBank in particular, have had significant increases in classified loans in recent months, the Banks have experienced a corresponding decrease in their loans that are considered eligible collateral.  As of the date of this report, TeamBank currently does not have adequate eligible collateral pledged with the FHLB to cover the outstanding obligation on these borrowings, but is in the process of providing other collateral it believes is adequate.  TeamBank is in the process of moving this collateral from the Federal Reserve Bank of Kansas City to the FHLB.  TeamBank is also replacing the collateral moved from the Federal Reserve Bank with other qualifying collateral for the Federal Reserve Bank.  As a result of the current deficit in eligible pledged collateral at the FHLB, TeamBank has no borrowing capacity at the FHLB.  While we believe that the liquidity sources of our Banks are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if our levels of classified loans continue to increase, if our customers choose to withdraw their deposits in large amounts or if US Bank demands payment of the $4 million line of credit that is currently in default.  If however, TeamBank is not able to cure the collateral deficit at the FHLB and if the FHLB were to declare a default on the applicable borrowing agreement, the entire balance outstanding would become immediately due and payable and the FHLB could seize and sell most of TeamBanks’ assets, which would in-turn result in substantial losses and the Company’s ability to continue operations would be extremely doubtful.

We rely on dividends from our bank subsidiaries as our primary source of funds.  The Consent Orders of the Banks and the Written Agreement of the holding company restrict our ability to receive dividends from the Banks.  Accordingly, we may not have adequate funds at the holding company to be able to repay our $4 million line of credit if it is not extended at the end of January, 2009, or to continue basic operations at the holding company absent asset sales additional capital and/or improved operating performance of our Banks.

Regulatory actions or restrictions imposed by our regulators could adversely affect our reputation, liquidity, financial condition, and results of operation.  A primary source of funding for our banks is customer deposits.  Should our regulators impose further regulatory restrictions or an enforcement action on us, our customers may lose confidence in our Banks and may choose to withdraw their deposits at a rate faster than we are prepared to handle.  While our current sources of liquidity support our current needs, we cannot assure that they will be adequate to support increased levels of withdrawals in the case of regulatory enforcement actions that are made known to our depositors or loss of our customers confidence in us.

Efforts to comply with the Sarbanes-Oxley Act of 2002 will continue to involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act of 2002 may adversely affect our business.  The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and expect to continue to experience, greater compliance costs, including costs of completing our audits and the costs related to internal control deficiencies and maintaining and certifying internal controls, as a result of the Sarbanes-Oxley Act. We expect these new rules and regulations to continue to increase our accounting, legal, and other costs, and to make some activities more difficult, time consuming, and costly. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

We rely heavily on our management team, and the unexpected loss of key employees may adversely affect our operations.  Much of our performance to date has been influenced strongly by our ability to attract and retain senior management experienced in banking and financial services.  Our ability to attract and retain executive officers, management teams and loan officers of our operating subsidiaries will continue to be important to the successful implementation of our strategies and has been strained due to our recent enforcement agreements with our banking regulators and our operating results in 2008. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse affect on our business, financial condition and results of operations.

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

Changes in interest rates could affect our earnings.  Our net interest income is our largest source of revenue. Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and other borrowings. We cannot predict or control changes in interest rates, which are affected by national, regional and local economic conditions and the policies of regulatory authorities. While we continually take measures designed to manage the risks from changes in market interest rates, changes in interest rates can still have a material adverse effect on our earnings.

An interruption in or breach in security of our information systems may result in a loss of customer business and have an adverse affect on our results of operations, financial condition and cash flows.  We rely heavily on communications and information systems to conduct our business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposits, servicing or loan origination systems.  Although we have policies and procedures designed to prevent or minimize the effect of a failure, interruption or breach in security of our communications or information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur, or if they do occur, that they will be adequately addressed by us.  The occurrence of any such failures, interruptions or security breaches could result in a loss of customer business and have a negative effect on our results of operations, financial condition and cash flows.

Our business operations are dependent on technology and our inability to invest in technological improvements may adversely affect our results of operations, financial condition and cash flows.  The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services.  In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  Our future success depends in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in our operations.  Many of our competitors have substantially greater resources to invest in technological improvements.  We may not be able to implement new technology-driven products and services effectively or be successful in marketing these products and services to our customers, which may negatively affect our results of operations, financial condition and cash flows.

Our operational policies and procedures may prove inadequate in our current operating environment and as such, may negatively impact our liquidity, results of operations, financial condition and cash flows.  Our Company and our subsidiary banks have been deemed to be in “troubled condition” by our regulators.  The current or future restrictions imposed on us by our regulators may result in repercussions that our operational policies or procedures are not equipped to address, the occurrence of which may negatively affect our results of operations, financial condition and cash flows.

We cannot be certain that our existing line of credit will be renewed. We have a $4 million line of credit with our correspondent bank of which we are currently utilizing $4 million. We are currently in default on this line of credit and this line of credit expires on January 31, 2009. While the line of credit has been renewed in the past, we cannot assure renewal in the future. Nonrenewal of the line of credit would adversely impact our capital resources and liquidity.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  We did not repurchase any shares of our common stock during the third quarter of 2008.

The Board of Directors approved a stock repurchase program, announced October 14, 2004, authorizing the repurchase of up to 400,000 shares of our common stock.  The stock repurchase program does not have an expiration date.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders, originally scheduled for June 17, 2008 was postponed in accordance with the Bicknell Agreement that the Company entered into on June 16, 2008.  As such, all matters submitted to a vote of security holders were postponed and were voted on by shareholders at the Company’s reconvened meeting on August 19, 2008.  Please refer to “Corporate Governance Matters” under Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for more information regarding the Bicknell Agreement.

a)              The annual meeting of Stockholders was held on August 19, 2008

b)    The following individuals were elected as Directors for the term of three years each.

	Votes	Votes
Name	For	Withheld
Robert M. Blachly	2,785,867	197,761
Jeffery L. Renner	2,907,290	76,338
Richard J. Tremblay	2,833,604	150,024

c)     Shareholders approved the extension of the 1999 Employees Stock Purchase Plan for another five years.Shareholders voted on this proposal as follows:

Votes For	Votes Against	Voted Abstained	Non-Votes
2,302,166	131,636	31,870	517,956

d)    The shareholders ratified the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2008.  Shareholders voted on this proposal as follows:

Votes For	Votes Against	Voted Abstained	Non-Votes
2,904,985	72,643	6,000	0

Item 5.    OTHER INFORMATION

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

As a result of not timely filing this Periodic Report on Form 10-Q, the Company received a Nasdaq Staff Deficiency Letter on November 20, 2008, indicating that the Company fails to comply with the requirement(s) for continued listing set forth in Marketplace Rule(s).  Pursuant to Nasdaq rules, no later than January 20, 2009, the Company intends to provide Nasdaq with a plan to regain compliance in which the Company will request an exception of the non-compliance.  The Company also made a public announcement regarding this notice of failure to satisfy a continued listing standard.

Entry into a material definitive agreement

On December 1, 2008 TeamBank entered into multiple agreements to convert its approximately $19.4 million of bank-owned life insurance policies to cash in order to enhance the Bank’s liquidity.  TeamBank expects to receive approximately $16.0 million in cash proceeds from the policy conversion, during the first week of December.  As a result of a change in TeamBank’s intent to hold its bank owned life insurance policies, TeamBank recorded approximately $2.4 million in tax expense (which included approximately $525,000 in early withdrawal fees) during the quarter ended September 30, 2008, as the proceeds were no longer expected to be nontaxable as of that date.  In accordance with U.S. Generally Accepted Accounting Principles, the tax implications of this transaction are reflected in the accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2008.

Item 6.             EXHIBITS

Exhibit Number	Description
3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)
3.2	Amended and Restated Bylaws of Team Financial, Inc. (16)
4.9	Indenture between Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (5)
4.10	Debenture Subscription Agreement between Team Financial, Inc. and Team Financial Capital Trust II dated September 14, 2006 (5)
4.11	Common Securities Subscription Agreement between Team Financial Capital Trust II and Team Financial, Inc. dated September 14, 2006 (5)
4.12	Purchase Agreement among Team Financial Capital Trust II, Team Financial Inc., and Bear, Stearns & Co., Inc. dated September 12, 2006 (5)
4.13	Guarantee Agreement delivered by Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (5)
4.14	Junior Subordinated Debenture of Team Financial, Inc. due 2036 (5)
4.15	Capital Security Certificate of Team Financial Capital Trust II evidencing 22,000 Capital Securities owned by Cede & Co. (5)
4.16	Common Security Certificate of Team Financial Capital Trust II evidencing 681 Commons Securities owned by Team Financial, Inc. (5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated April 15, 2008. (9)
10.2	Employment Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated March 14, 2007. (6)
10.3	Employment Agreement between Team Financial, Inc. and Sandra J. Moll dated March 2, 2007. (6)
10.5	Technology Outsourcing Renewal Agreement between Team Financial, Inc. and Metavante Corporation dated December 1, 2007. (8)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)

10.7-10.9	Exhibit numbers intentionally not used.
10.10	Agreement dated May 16, 2006 among Team Financial, Inc. and McCaffree Financial Corporation. (4)
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)
10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)
10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (3)
10.15.1	Amendment to Loan Agreement and Note between Team Financial, Inc. and US Bank dated June 30, 2008. (12)
10.16	Agreement dated June 16, 2008, between Team Financial, Inc. and the Bicknell Group. (Other than Exhibit A, thereto, which shall be deemed to be “furnished” rather than “filed”.) (10)
10.17	Agreement dated July 10, 2008, between Team Financial, Inc. and Keith B. Edquist. (Other than Exhibit A, thereto, which shall be deemed to be “furnished” rather than “filed”.) (11)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (2)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (2)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (2)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (2)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (2)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (2)
10.30	Executive Retirement and Release Agreement between Michael L. Gibson and Team Financial, Inc. dated May 24, 2007. (7)
10.31

Stipulation and Consent to the Issuance of a Consent Order, between TeamBank, N.A. and the Office of the Comptroller of the Currency and Colorado National Bank and the Office of the Comptroller of the Currency dated September 2, 2008. (13)

10.32	Advance, Pledge and Security Agreement between the Federal Home Loan Bank of Topeka and TeamBank, N.A. dated November 25, 2003. (16)
10.33	Amendment to Revolving Credit Agreement and Note between US Bank N.A., dated October 22, 2008 (16)
10.34	Team Financial, Inc. 2007 Stock Incentive Plan. (14)
10.35	Written Agreement by and among Team Financial, Inc., Post Bancorp, Inc., Team Financial Acquisition Subsidiary, Inc., and Federal Reserve Bank of Kansas City. (15)
11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (15)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. §1350. (16)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350. (16)

(1)	Filed with Registration Statement on Form S-1 dated August 6, 2001, as amended, (Registration Statement No. 333-76163) and incorporated herein by reference.
(2)	Filed with Annual Report on Form 10-K for the Year Ending December 31, 2002, and incorporated herein by reference.
(3)	Filed with quarterly report on form 10-Q for the period ended March 31, 2004 and incorporated herein by reference.
(4)	Filed with Form 8-K dated May 22, 2006 and incorporated herein by reference.
(5)	Filed with quarterly report on form 10-Q for the period ended September 30, 2006 and incorporated herein by reference.
(6)	Filed with quarterly report on form 10-Q for the period ended March 31, 2007 and incorporated herein by reference.
(7)	Filed with quarterly report on form 10-Q for the period ended June 30, 2007 and incorporated herein by reference.
(8)	Filed with annual report on Form 10-K/A for the year ended December 31, 2007, and incorporated herein by reference.
(9)	Filed with quarterly report on form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.
(10)	Filed with Form 8-K dated June 18, 2008 and incorporated herein by reference.
(11)	Filed with Form 8-K dated July 15, 2008 and incorporated herein by reference.
(12)	Filed with Form 8-K dated August 11, 2008 and incorporated herein by reference.
(13)	Filed with Form 8-K dated September 8, 2008 and incorporated herein by reference.
(14)	Filed with Definitive Proxy Statement dated May 16, 2007 and incorporated herein by reference.
(15)	Filed herewith Form 8K dated November 23, 2008 and incorporated herein by reference.
(16)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	December 5, 2008	By:	/s/ Sandra J. Moll
Sandra J. Moll
Director and Chief Operating
Officer
(Principal Executive Officer)

Date:	December 5, 2008	By:	/s/ Bruce R. Vance
Bruce R. Vance
Chief Financial Officer

Exhibit Index

Exhibit  Number

Description

3.1	Restated and Amended Articles of Incorporation of Team Financial, Inc. (1)
3.2	Amended and Restated Bylaws of Team Financial, Inc. (16)
4.9	Indenture between Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (5)
4.10	Debenture Subscription Agreement between Team Financial, Inc. and Team Financial Capital Trust II dated September 14, 2006 (5)
4.11	Common Securities Subscription Agreement between Team Financial Capital Trust II and Team Financial, Inc. dated September 14, 2006 (5)
4.12	Purchase Agreement among Team Financial Capital Trust II, Team Financial Inc., and Bear, Stearns & Co., Inc. dated September 12, 2006 (5)
4.13	Guarantee Agreement delivered by Team Financial, Inc. and Wells Fargo Bank, N.A. dated September 14, 2006 (5)
4.14	Junior Subordinated Debenture of Team Financial, Inc. due 2036 (5)
4.15	Capital Security Certificate of Team Financial Capital Trust II evidencing 22,000 Capital Securities owned by Cede & Co. (5)
4.16	Common Security Certificate of Team Financial Capital Trust II evidencing 681 Commons Securities owned by Team Financial, Inc. (5)
10.1	Employment Agreement between Team Financial, Inc. and Robert J. Weatherbie dated April 15, 2008. (9)
10.2	Employment Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated March 14, 2007. (6)
10.3	Employment Agreement between Team Financial, Inc. and Sandra J. Moll dated March 2, 2007. (6)
10.5	Technology Outsourcing Renewal Agreement between Team Financial, Inc. and Metavante Corporation dated December 1, 2007. (8)
10.6	401K Plan of Team Financial, Inc. 401(k) Trust, effective January 1, 1999 and administered by Nationwide Life Insurance Company. (1)
10.7-10.9	Exhibit numbers intentionally not used.
10.10	Agreement dated May 16, 2006 among Team Financial, Inc. and McCaffree Financial Corporation. (4)
10.11	Team Financial, Inc. Employee Stock Ownership Plan Summary. (1)
10.12	Team Financial, Inc. 1999 Stock Incentive Plan. (1)
10.13	Rights Agreement between Team Financial, Inc. and American Securities Transfer & Trust, Inc. dated June 3, 1999. (1)
10.14	Team Financial, Inc. – Employee Stock Purchase Plan. (1)
10.15	Revolving Credit Agreement between Team Financial, Inc. and US Bank dated March 18, 2004. (3)
10.15.1	Amendment to Loan Agreement and Note between Team Financial, Inc. and US Bank dated June 30, 2008. (12)
10.16	Agreement dated June 16, 2008, between Team Financial, Inc. and the Bicknell Group. (Other than Exhibit A, thereto, which shall be deemed to be “furnished” rather than “filed”.) (10)
10.17	Agreement dated July 10, 2008, between Team Financial, Inc. and Keith B. Edquist. (Other than

Exhibit A, thereto, which shall be deemed to be “furnished” rather than “filed”.) (11)
10.18	Deferred Compensation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated February 1, 2002. (2)
10.19	Salary Continuation Agreement between TeamBank, N.A. and Robert J. Weatherbie dated July 1, 2001. (2)
10.20	Split Dollar Agreement between TeamBank, N.A. and Robert J. Weatherbie dated January 25, 2002. (2)
10.24	Deferred Compensation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated February 1, 2002. (2)
10.25	Salary Continuation Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated July 1, 2001. (2)
10.26	Split Dollar Agreement between TeamBank, N.A. and Carolyn S. Jacobs dated January 25, 2002. (2)
10.30	Executive Retirement and Release Agreement between Michael L. Gibson and Team Financial, Inc. dated May 24, 2007. (7)
10.31

Stipulation and Consent to the Issuance of a Consent Order, between TeamBank, N.A. and the Office of the Comptroller of the Currency and Colorado National Bank and the Office of the Comptroller of the Currency dated September 2, 2008. (13)

10.32	Advance, Pledge and Security Agreement between the Federal Home Loan Bank of Topeka and TeamBank, N.A. dated November 25, 2003. (16)
10.33	Amendment to Revolving Credit Agreement and Note between US Bank N.A., dated October 22, 2008 (16)
10.34	Team Financial, Inc. 2007 Stock Incentive Plan. (14)
10.35	Written Agreement by and among Team Financial, Inc., Post Bancorp, Inc., Team Financial Acquisition Subsidiary, Inc., and Federal Reserve Bank of Kansas City. (15)
11.1	Statement regarding Computation of per share earnings – see consolidated financial statements. (14)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. §1350. (16)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350. (16)

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

(13)         Filed with Form 8-K dated September 8, 2008 and incorporated herein by reference.

(14)         Filed with Definitive Proxy Statement dated May 16, 2007 and incorporated herein by reference.

(15)         Filed herewith Form 8K dated November 23, 2008 and incorporated herein by reference.

(16)         Filed herewith.